Form 10-K
period 1993-12-31
AMAX GOLD INC
filed 1994-03-18
CIK 814577

                                                                     [CONFORMED]

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK
ONE)
  [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR
  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM        TO

                               ----------------


                         COMMISSION FILE NUMBER 1-9620
                                      LOGO

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               06-1199974
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

        9100 EAST MINERAL CIRCLE                         80112
          ENGLEWOOD, COLORADO                          (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)
                                                     (303)643-5500
                                            (REGISTRANT'S TELEPHONE NUMBER,
                                                  INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                                     NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                      ON WHICH REGISTERED

- --------------------------------------------------------------------------------
  COMMON STOCK, $0.01 PAR VALUE (78,196,647     NEW YORK STOCK EXCHANGE, INC.
   SHARES OUTSTANDING AT 3/17/94)               THE TORONTO STOCK EXCHANGE
  WARRANTS TO PURCHASE COMMON STOCK             AMERICAN STOCK EXCHANGE
   (4,066,649 OUTSTANDING AT 3/17/94)           THE TORONTO STOCK EXCHANGE
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES^^X^ NO^^^

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS REPORT OR ANY AMENDMENTS TO THIS REPORT. ^^^

  AS OF MARCH 17, 1994, THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES (USING NEW YORK STOCK EXCHANGE CLOSING PRICES) WAS APPROXIMATELY $339,901,315.

  PORTIONS OF THE FOLLOWING DOCUMENT ARE INCORPORATED BY REFERENCE INTO THIS
REPORT: REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 5, 1994 (PART III).

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

  Definitions. As used herein, the term "reserves" means those estimated quantities of a mineral deposit that, under presently anticipated conditions, may be economically and legally mined and sold or processed for the extraction of their constituent values. "Proven reserves" means reserves for which quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling and the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. "Probable reserves" means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced; the degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. "Proven/probable reserves" means reserves as to which the difference in degree of assurance between the two classes of reserves cannot be readily defined. The Company's proven/probable reserves are calculated through the use of mapping, drilling, sampling, assaying and other standard evaluation methods. Unless otherwise indicated, all ore reserves herein are given as of December 31, 1993. Except as otherwise noted, stated tonnages and grades of ore reserves include allowances for waste dilution but do not include allowances for losses in the recovery process. References to "tons" and "ounces" are to short tons of 2,000 pounds avoirdupois and to troy ounces of 1.097 ounces avoirdupois, respectively. References to "dollars", "US$", and "$" are to United States dollars.

ITEM 1. BUSINESS.

INTRODUCTION

  Amax Gold Inc. (the "Company," "Amax Gold" or "AGI" which terms include subsidiaries, where indicated by the context) is a Delaware corporation engaged in the mining and processing of gold and silver ore and in the exploration for, and acquisition and development of, gold-bearing properties, principally in North and South America. The Company's share of production from its operating properties totaled 210,880 ounces during 1993. The Company's operating properties consist of a 100% interest in the Sleeper mine in Humboldt County, Nevada; a 100% interest in the Hayden Hill mine in Lassen County, California; an indirect 90% interest in the Guanaco mine in Chile and a 100% interest in the Wind Mountain mine in Washoe County, Nevada. The Company also retains a nominal interest in the Waihi mine in New Zealand. In addition, the Company owns a 100% interest in the Fort Knox gold project near Fairbanks, Alaska; an indirect 50% interest in the Refugio gold project in Chile; and a 62.5% joint venture interest in the Haile gold project in Lancaster County, South Carolina. See map on page 2. The Company's share of reserves as of December 31, 1993 in all its properties totaled approximately 7.4 million contained ounces of gold.

  History of the Company. The Company was incorporated as a wholly-owned subsidiary of AMAX Inc. ("Amax"), a New York corporation, in April 1987 to acquire the gold interests of Amax in the United States, Canada and the North Island of New Zealand. Amax sold approximately 13% of the then outstanding shares of common stock of the Company in the Company's initial public offering in July 1987. During 1992, the Company issued approximately 13.2 million shares of its common stock and approximately 4 million warrants ("Warrants") to purchase common stock in connection with the acquisition of the Fort Knox project and issued another one million shares of common stock in connection with acquisition of the Haile project. On January 14, 1993, the Company issued
3.15 million shares of unregistered common stock to the shareholders of a privately held Chilean company to acquire an indirect 50% interest in the Refugio project in central Chile.

  On November 15, 1993, Amax was merged with and into Cyprus Minerals Company (the "Cyprus Amax Merger"), which was renamed Cyprus Amax Minerals Company ("Cyprus Amax"). Immediately prior to the Cyprus Amax Merger, Amax, which at that time held approximately 68% of the Amax Gold outstanding

                                [STRIP ART HERE]
common stock, distributed approximately 21.8 million shares (approximately 28%) of the common stock (together with all of the outstanding shares of common stock of Alumax Inc., a Delaware corporation that controlled Amax's aluminum business) in a distribution to its shareholders. As a result of the above stock distribution and the Cyprus Amax Merger, Cyprus Amax acquired approximately 31.3 million shares of Amax Gold common stock, which constitutes approximately 40% of the outstanding common shares of the Company. Cyprus Amax has committed to purchase and the Company has agreed to issue and sell an additional 3,000,000 shares of Amax Gold common stock at $6.888 per share, with the proceeds of the sale to be used to retire indebtedness owed by Amax Gold to Cyprus Amax. See "BUSINESS--AGREEMENTS WITH CYPRUS AMAX--Stock Purchase Agreement." As a result of this share purchase, Cyprus Amax's ownership of Amax Gold common stock will increase to approximately 42%. This percentage ownership would increase to slightly under 50% upon conversion of all of the Cyprus-Amax $100 million line of credit to Amax Gold common stock. See "BUSINESS--AGREEMENTS WITH CYPRUS AMAX--Line of Credit" and NOTE 8 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS under ITEM 8 of PART II herein. Cyprus Amax's nearly 50% ownership share would be reduced to approximately 48% if all of the Warrants issued in connection with the Fort Knox acquisition are exercised. This percentage would be further reduced to 45% if the Put and Call Agreement between Cyprus Amax and the Company is fully exercised by either party. See "BUSINESS--AGREEMENTS WITH CYPRUS AMAX--Put and Call Agreement." The Company's common stock is listed on the New York Stock Exchange (AU) and the Toronto Stock Exchange (AXG) and the Warrants are listed on the American Stock Exchange (AUWS) and the Toronto Stock Exchange (AXGWT).

  The Gold Industry. Gold has two principal uses: product fabrication and bullion investment. Fabricated gold has a wide variety of end uses, including jewelry manufacture (the largest fabrication component), electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. The Company sells all of its refined gold to banks and other bullion dealers, utilizing a variety of hedging techniques. Substantially all of the Company's 1993 sales were export sales made in Europe by the Company's wholly-owned subsidiary, Amax Precious Metals, Inc. ("APMI"). See "BUSINESS--REFINING, SALES AND HEDGING ACTIVITIES" and NOTES 9 and 10 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS under ITEM 8 of PART II herein.

  Gold Prices. The profitability of the Company's operations is significantly affected by the market price of gold. The price of gold has fluctuated widely, and is affected by numerous factors, including international economic trends, currency exchange fluctuations, expectations for inflation, consumption patterns (such as purchases of gold jewelry and the development of gold coin programs), sales of gold bullion holdings by central bank or other large gold bullion holders or dealers and political events in the Middle East and major gold-producing countries such as South Africa and the CIS. Gold prices are also affected by worldwide production levels, which have increased in recent years. In addition, the price of gold has on occasion been subject to rapid short-term changes because of market speculation. The following table sets forth for the years indicated the high and low selling prices of gold, first position, as provided by the Commodity Exchange, Inc. ("COMEX") in New York.

YEAR                                                           HIGH       LOW
- ----                                                         -------------------
                                                             (DOLLARS PER OUNCE)
1983........................................................    510.10    372.60
1984........................................................    404.60    307.30
1985........................................................    340.70    282.00
1986........................................................    441.10    327.00
1987........................................................    497.10    392.10
1988........................................................    487.00    394.00
1989........................................................    418.90    358.10
1990........................................................    422.40    346.80
1991........................................................    403.20    344.30
1992........................................................    359.30    329.70
1993........................................................    407.00    326.30

SLEEPER MINE

  The Sleeper mine, located in Humboldt County, Nevada, approximately 28 air miles north of Winnemucca, is 100% owned by the Company, through its wholly-owned subsidiary, Nevada Gold Mining, Inc. ("Nevada Gold"). The Company's land holdings, which consist of unpatented mining claims, encompass approximately
8.25 square miles. The number of unpatented mining claims maintained by the Company was substantially reduced in 1993. Current facilities occupy approximately 2,000 acres of land. Access to the mine is by way of a six-mile gravel road that connects to a county and state highway. Power is provided by the local rural electric association. Water for mining and processing operations at Sleeper is provided by a well system that dewaters the pits, and potable water is supplied by truck. As it is currently operated, the mine is free of royalty burden.

  The property was discovered by an Amax geologist in 1982. Development of the mine started in July 1985 and was completed in March 1986. From inception through December 31, 1993, 1,454,726 ounces of gold have been produced at the Sleeper mine. The following table presents operating data for the Sleeper mine for the periods indicated:

                                    YEARS ENDED DECEMBER 31,
                              ------------------------------------
                                 1993       1992       1991
                              ---------- ---------- ----------
Tons mined(1)...............  18,608,500 18,466,900 16,247,200
Tons of ore milled..........     899,791    896,788    623,302
Average mill-head grade (oz.
 per ton)...................       0.078      0.106      0.219
Mill recovery (%)(2)........       72.70       82.6       88.5
Tons of ore to heap leach...   6,327,600  8,610,600  8,305,700
Average grade to heap leach
 (oz. per ton)..............       0.019      0.020      0.024
Ounces of gold produced(3)
  Mill......................      51,257     82,962    120,906
  Heap leach(4).............      48,761     61,611     62,440
                              ---------- ---------- ----------
    Total...................     100,018    144,573    183,346
                              ========== ========== ==========
Ounces of silver
 produced(3)................     254,692    257,797    289,463
Cost per ounce of gold
 produced
  Cash production costs(5)..  $      317 $      223 $      188
  Depreciation and
   depletion(6).............         132         99         71
                              ---------- ---------- ----------
    Total production costs..  $      449 $      322 $      259
                              ========== ========== ==========

- --------
(1) Includes stripping.
(2) Mill recovery for any period is defined as the gold contained in the ore processed compared to the gold produced in the form of dore bullion plus (or minus) any increase (or decrease) in plant inventory. Plant inventory is the amount of gold that is (i) present as adsorbed gold on activated carbon or (ii) present in the refinery as electrowon gold and gravity concentrates before being smelted into dore bullion.
(3) Production for any period is defined as gold or silver, as the case may be, produced in the form of dore bullion plus, effective January 1, 1992, plant inventory that is present in the mill carbon circuit. Gold and silver production for 1992 reflects an additional 4,733 gold ounces and 9,282 silver ounces due to the cumulative effect of a change in accounting to include production in the mill carbon circuit.
(4) Based on production experience, the Company estimates that processing of ore by heap leaching will result in ultimate gold recovery of approximately 50% for crushed ore and 22% for run-of-mine (uncrushed) ore.
(5) Cash production costs include all operating costs at the mine site, including overhead and Nevada net proceeds tax, before depreciation and depletion, and net of credits for silver by-products.
(6)Depreciation is calculated primarily using the unit of production method.

  Production experience and a reinterpretation of geologic and metallurgical data at the Sleeper mine during the fourth quarter of 1993 led to a reduction of the proven/probable ore reserves. As a result, Amax Gold recognized a $23.6 million pre-tax ($15.6 million after-tax) write-down of the Sleeper asset as of

December 31, 1993. See NOTE 7 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS under ITEM 8 of PART II herein. A large portion of the remaining Sleeper ore reserve contains high clay content material which is expected to have adverse impacts on operating costs and recoveries.

  The Company's proven/probable reserves at the Sleeper mine have been confirmed by Derry, Michener, Booth & Wahl, Inc. ("DMBW"), independent geological consultants, in a report dated February 7, 1994. Reserves for the Sleeper mine are based upon a $400 per ounce gold price and variable cut-off grades. Reserves represent in-place diluted grades and do not reflect losses in the recovery process. No royalties are payable with respect to any of the reserves presently identified.

                                  SLEEPER MINE
                          PROVEN/PROBABLE ORE RESERVES
                               CONFIRMED BY DMBW
                            AS OF DECEMBER 31, 1993

                                                               GOLD      GOLD
                                                      TONS  AVG. GRADE  CONTENT
                                                      (000) (OZ./TON)  (000 OZ.)
                                                      ----- ---------- ---------
      Mill Ore....................................... 1,331   0.115       153
      Heap Leach Ore................................. 5,358   0.018        97
                                                      -----   -----       ---
          Total...................................... 6,689   0.037       250
                                                      =====   =====       ===

  The net reduction of the Sleeper reserves from year-end 1992 to year-end 1993 is 500,400 contained ounces. Production accounts for 204,400 contained ounces, with the balance of the reduction due to a variety of factors, including the removal of suspected downhole contamination from the database, an increased understanding of the problems associated with high clay and high pyrite material, new exploration drilling, and new geostatistical parameters for the reserve model. In comparison to the previous reserve model, the new model has greater geological constraints and utilizes a dilution correction to more closely match recent production.

  Indications of mineralized material have been identified both beyond the boundaries of the current pits and at depths below the currently planned pit limits. The Company has conducted approximately 78,000 linear feet of drilling to determine the continuity of a portion of the deep vein structure and has completed a preliminary feasibility study on a more extensive underground drilling program. There can be no assurance, however, that a further drilling program will result in additions to the Company's reserves. If no new reserves are established, the remaining life of the Sleeper mine is estimated at approximately two years, exclusive of residual leaching after cessation of mining operations.

  The Company's total capital spending at the Sleeper mine for 1993 was $3.3 million, compared with $7.6 million for 1992. In 1994, total capital spending is expected to be approximately $2 million, primarily for additions to the dewatering system, tailings dam construction, and development drilling.

  The Company has filed an application for a patent on certain of the unpatented mining claims at the Sleeper mine. See "PROPERTIES--United States". Certain mining claims, none of which are included in the calculation of the Company's reserves, are owned by the Company subject to a royalty deed providing for payment of a 3% royalty on net returns in the event of mining from the claims. In January 1994, the Company made the final payment under a promissory note and deed of trust previously encumbering these claims.

  Nevada Gold has a gold bullion loan agreement under which 4,000 ounces of gold ($1.6 million) were outstanding as of December 31, 1993. The Company has verbally agreed to repay this loan in February 1995, but it may be prepaid at any time. Collateral consists of a pledge of all of Nevada Gold's capital stock and a mortgage of all of its assets (principally the Sleeper mine). See NOTE 8 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS under ITEM 8 of PART II herein.

HAYDEN HILL MINE

  The Company owns 100% of the Hayden Hill gold mine in Lassen County, California. Hayden Hill is approximately 120 air miles north-northwest of Reno, Nevada, and 58 miles northwest of Susanville, California. Access to the mine is by way of a four-mile gravel road that connects to a state highway. The

Company controls approximately 6,300 acres through ownership of federal patented and unpatented mining claims and fee lands and a lease of federal unpatented mining claims, which has an indefinite term. The leased property is subject to a gross receipts, net smelter return royalty ranging from 2% to 5%. Approximately 75% of the current reserves are subject to this royalty. Five of the patented mining claims, which are included in the calculation of ore reserves, are owned by the Company subject to a promissory note and deed of trust to a third party. The principal balance due on the note as of December 31, 1993 totalled $220,000, which is scheduled to be paid by December 31, 1995.

  The Hayden Hill mine is an open-pit operation based on two pits, the Lookout Zone and the Providence Zone, separated by approximately 1,000 feet. Power for operations is provided by the local rural electric association. Water for mining and processing operations is provided by two wells located in close proximity to the mine. Potable water is supplied by truck. The mine, which began production in mid-June 1992, was designed as a combined mill and heap leach operation. It experienced unacceptably high unit operating costs and reduced production as a result of lower than expected ore grade. Mining experience indicated that mill grade ore occurred in thinner, less continuous structures than originally interpreted by the statistical reserve analysis. A major reevaluation of the operation was completed in July 1993. Given the geologic complexity of the deposit as determined from mining experience and a revised interpretation of geologic data, the proven/probable reserves were restated to exclude a significant portion of the deposit, eliminating the original differentiation between mill ore and heap leach ore. During the last half of 1993, the mine was reconfigured to operate as a heap leach operation only, with the mill being maintained on a standby status. The mill may be run intermittently if sufficient higher grade ore is encountered.

  The following table presents operating data for the Hayden Hill mine for the periods indicated:

                                                        YEAR ENDED  INCEPTION TO
                                                       DECEMBER 31, DECEMBER 31,
                                                           1993         1992
                                                       ------------ ------------
      Tons mined(1)...................................  11,262,609   12,104,800
      Tons of ore milled..............................     423,884      563,248
      Average mill-head grade (oz. per ton)...........       0.032        0.036
      Mill recovery (%)...............................        90.7         88.7
      Tons of ore to help leach(2)....................   4,993,742    2,619,993
      Average grade to heap leach (oz. per ton).......       0.017        0.017
      Ounces of gold produced:
        Mill..........................................      11,570       17,191
        Heap leach....................................      41,468       11,624
                                                        ----------   ----------
          Total.......................................      53,038       28,815
                                                        ==========   ==========
      Ounces of silver produced.......................     144,438       79,696
      Cost per ounce of gold produced:
        Cash production costs(3)......................  $      470   $      432
        Depreciation and depletion....................         149          152
                                                        ----------   ----------
          Total production costs......................  $      619   $      584
                                                        ==========   ==========

- --------
(1) Includes stripping.
(2) The Company estimates that processing of ore by heap leaching will result in ultimate gold recovery of approximately 60% to 65%.
(3) Cash production costs include all operating costs at the mine site, including overhead and royalty, before depreciation and depletion, and net of credits for silver by-products.

  The 1993 year-end reserves stated below represent a reduction of 517,000 contained ounces of gold from the year-end 1992 reserve figures. The large decrease in reserves resulted from elimination of questionable gold assays from the database, more severe dilution corrections, restriction of range of influence of high grade gold assays, revised costs related to metallurgical recovery factors, and 1993 production. Production in 1993 accounts for 108,400 contained ounces, with the balance of the reduction due to reserve restatement. The mineralization excluded from the proven/probable reserves as a result of the mid-year reevaluation was reclassified as a geologic resource until such time, if ever, that additional data from drilling and further mining establish otherwise. The Company recognized a $64.1 million pre-tax ($41.9 million after-tax) write-down of the asset as of June 30, 1993. See NOTE 7 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS under ITEM 8 of PART II herein.

  The following table sets forth the proven/probable reserves at the Hayden Hill mine. Reserves are based upon an assumed gold price of $400 per ounce and a variable cut-off grade. Reserves represent in-place diluted grades and do not reflect losses in the recovery process.

                                HAYDEN HILL MINE
                          PROVEN/PROBABLE ORE RESERVES
                            AS OF DECEMBER 31, 1993

                                                               GOLD      GOLD
                                                      TONS  AVG. GRADE  CONTENT
                                                     (000)  (OZ./TON)  (000 OZ.)
                                                     ------ ---------- ---------
      Heap Leach Ore................................ 18,800   0.024       451


  Construction of the mine was financed in part through a syndicated multi-option financing facility under which Lassen Gold Mining, Inc. ("Lassen Gold"), the Company's wholly-owned subsidiary that owns the mine, borrowed $67.5 million, solely for the construction and development of the Hayden Hill mine. At December 31, 1993, $51.9 million remained outstanding under this loan agreement. Collateral consists of a mortgage on all of the Hayden Hill mine assets, a pledge of the Lassen Gold stock and a guarantee by the Company. See
NOTE 8 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS under ITEM 8 of PART II herein. Capital spending for Hayden Hill during 1993 was $3 million compared with $45.8 million in 1992. Capital expenditures in 1994 are expected to be approximately $7 million, primarily for heap leach pad expansion, overburden stripping, crusher modifications, and development drilling.

  Lassen Gold received a letter from the California Regional Water Quality Control Board (the "Board") in January 1993, advising that certain violations of waste discharge requirements were occurring at the Hayden Hill mine pertaining to the tailings pond, process pond and heap leach pad. The alleged violation regarding the tailings pond has since been corrected and the tailings pond is no longer in use since shutdown of the mill. The Company has submitted two reports to the Board and has continued to work with the Board in addressing the remaining issues, which pertain to the flow rate between the two synthetic liners underlying the heap leach pad and process pond. The Board has the authority under the waste discharge requirements to require remediation and/or repair or cessation of leaching operations in affected cells of the leach pad and to require surface impoundments to be taken out of service, drained, and liners repaired. The Company does not currently expect further enforcement action by the Board. A staff representative of the Board has approved the design and construction of two new cells of the leach pad and has approved initial application of cyanide leach solutions on one of the new cells; however, permit modifications may be required prior to construction of additional leach pad cells. Lassen Gold has installed cyanide gas detection wells to monitor for leaks under certain cells of the leach pad system and no gas was detected during the initial monitoring of these wells. Under the facts currently known, the Company does not anticipate any material adverse effect on its financial condition or results of operations from this situation.

GUANACO MINE

  The Company owns an indirect 90% interest in the Guanaco mine, which is located in the Guanaco Mining District approximately 145 miles southeast of Antofagasta, Chile. The project is held by Compania Minera Amax Guanaco (CMAG), an indirect 90% owned Chilean subsidiary of the Company, which is also operator of the project. Access to the project from Antofagasta is provided by the Pan American Highway (approximately 120 miles south) and a newly constructed gravel surface road (approximately 25 miles east). Power is supplied by an on-site power plant. The water supply for mine operations comes primarily from multiple wells adjacent to the minesite and from nearby surface springs which also provide potable quality water. The developed water supply, while adequate for current operations, is insufficient to achieve the optimum level of production. The Company has water exploration and exploitation rights on an extensive property position adjacent to the mine, and programs are currently underway to develop additional water supplies.

  The Guanaco property position is comprised of approximately 25,000 acres, consisting of leased mineral claims owned by ENAMI, an entity of the Chilean government, and certain other mineral rights. Nearly all of the reserves are located in the area covered by the ENAMI lease. The surface area is owned by the Chilean government; however, CMAG has filed applications to purchase selected areas within the ENAMI lease, including the area covered by the current open pit design and the areas where the process plant, crusher facilities and campsite are located. The ENAMI lease has an initial term expiring in 2006, with provisions for five-year renewals thereafter, at the Company's option. The lease is subject to various levels of royalties depending on the level of production of ore, with the royalty on gold ranging from a 7% gross royalty to a 3% gross royalty plus a 2% net profits royalty; there is a gross royalty of 2% for all other metals. Negotiations with ENAMI to restructure this lease are contemplated. In addition to this royalty, an additional payment in adjustment of the purchase price is required to be paid in July 1994 to the minority owners of the Guanaco project, based on reserves in excess of 560,000 gold ounces, if any, including all reserves mined after acquisition of the property in April 1992 and reserves established as of April 1, 1994. The additional payment is $7.77 per troy ounce for proven/probable reserves in excess of 560,000 ounces. Based on the year-end 1993 reserves, the additional payment due would be approximately $1.3 million. An advance of the 1994 additional payment has been made in the form of non-interest bearing promissory notes in the aggregate amount of $4 million. The Company has taken a pledge of the remaining 10% interest in CMAG to secure the repayment of amounts that may not be payable under such notes in 1994. Preliminary discussions are underway with the minority owners to possibly extend the April 1, 1994 date for calculation of reserves. The property is also subject to a 1.1% net smelter return royalty to the minority owners for gold produced in excess of the additional ounces and for other metals. The promissory notes are secured by a guarantee from the Company.

  After acquiring its interest in Guanaco in April 1992, the Company designed a new heap leach facility to process up to 2.2 million tons of ore per year. The design includes three stages of crushing, permanent pad heap leaching and Merrill Crowe zinc precipitation of gold. Construction commenced in June 1992, spraying of the heap leach pads began in February 1993 and production was achieved in April 1993. A three-year mining contract has been entered into with an experienced mining contractor to drill, blast, load and transport all ore and waste. The Company is responsible for supplying camp facilities to the contractor, and the existing camp has been upgraded to service both the mining contractor and CMAG employees.

  The Guanaco mine started up more slowly than expected due to initial problems with the crusher and the need to improve ore control procedures. Modifications made to the crushing plant, as well as improved ore control procedures and more ore under leach, resulted in a 36% increase in production in the fourth quarter 1993 over the prior quarter.

  The following table presents operating data for the Guanaco mine for the period from inception of production in April 1993 through December 31, 1993:

                                                                 INCEPTION TO
                                                               DECEMBER 31, 1993
                                                               -----------------
      Tons mined..............................................     9,547,075
      Tons of ore to heap leach(1)............................     1,460,427
      Average grade to heap leach (oz. per ton)...............          .060
      Ounces of gold produced(2)..............................        29,862
      Ounces of silver produced...............................       136,687
      Cost per ounce of gold produced:
        Cash production costs(3)..............................    $      664
        Depreciation and depletion............................           142
                                                                  ----------
          Total production costs..............................    $      806
                                                                  ==========

- --------
(1) The Company estimates that processing of ore by heap leaching will result in ultimate gold recovery of approximately 65% to 70%.
(2) Guanaco had limited production prior to start-up on April 1, 1993. Revenue and related operating costs prior to April 1 were treated as capitalized costs and excluded from the above.
(3) Cash production costs include non-mine site administration costs and all operating costs at the mine site, including overhead and royalty, before depreciation and depletion, and net of credits for silver by-products.

  The Guanaco deposit contains gold mineralization in sub-horizontal mantos and in steeply dipping vein-like zones within a silicified volcanic host rock. No attempt has been made to quantify a silver reserve, but the current operation is recovering about five times as much silver as gold. There are significant drill intersections of sulfide copper, but these are largely below the gold pit and the intersections are too widely spaced to quantify a resource. The 1993 year end reserve is based on the 1992 stated reserves less production. The following table sets forth the proven/probable reserves at the Guanaco mine. The reserves are based upon an assumed gold price of $375 per ounce and a cut-off grade of 0.013 ounce of gold per ton. The Company has determined that calculating the reserves at $400 per ounce would not materially change the results. Reserves represent in-place diluted grades and do not reflect losses in the recovery process.


                                  GUANACO MINE
                          PROVEN/PROBABLE ORE RESERVES
                            AS OF DECEMBER 31, 1993

                                                                 GOLD CONTENT
                                                                   (000 OZ.)
                                                                 --------------
                                                         GOLD             AGI
                                                TONS  AVG. GRADE          90%
                                               (000)  (OZ./TON)  TOTAL   SHARE
                                               ------ ---------- ------  ------
   Heap Leach Ore............................. 12,874   0.049        633     570

  Total capital costs to acquire and bring the mine into production were approximately $64 million, including $36.9 million of capitalized acquisition costs. Capital spending (including capitalized interest and fees) during 1993 was $7.7 million, and capital expenditures in 1994 are expected to be approximately $3.5 million, primarily for water supply development, mine definition drilling, camp and facilities upgrade, and crusher modifications.

  Institutional financing has been used to fund a portion of the capital costs, as well as the acquisition price for the property. SEE NOTE 8 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS under ITEM 8 of PART II herein.

WAIHI

  The Company retains a nominal 33.53% joint venture interest in the Waihi gold/silver mine located within the town of Waihi, approximately 80 miles southeast of Auckland, on the North Island of New Zealand. On June 4, 1993, the Company completed a transaction with a subsidiary of Poseidon Gold Limited, a publicly traded Australian company, through which the Company realized all future economic benefit from its 33.53% joint venture interest, effective April 30, 1993. SEE ITEM 3 "LEGAL PROCEEDINGS" and NOTE 7 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS under ITEM 8 of PART II herein.

  The following table presents operating data for the Waihi mine for the periods indicated.

                                                    YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                   1993(1)     1992      1991
                                                  ---------  --------- ---------
Tons mined....................................... 1,983,058  4,392,209 3,603,903
Tons or ore milled...............................   290,890    900,950   961,374
Average mill-head grade (oz. per ton)............     0.097      0.093     0.094
Mill recovery(%).................................      92.0%      89.9      89.8
Ounces of gold produced..........................    25,846     76,126    80,240
AGI's share of ounces of gold produced(2)(3).....     8,666     25,525    25,824
AGI's share of ounces of silver produced(2)(3)...    51,202    126,048   114,548
Cost per ounce of gold produced:
  Cash production costs(4).......................      $233       $225      $184
  Depreciation and depletion.....................        49         79        67
                                                       ----       ----      ----
    Total production costs.......................      $282       $304      $251
                                                       ====       ====      ====

- --------
(1) Due to the completion of the transaction with Poseidon Gold Limited, effective April 30, 1993, production and related operating data in the 1993 period represent amounts only through April 30, 1993.
(2) Prior to April 1991 the Company's share was 28.35%. In April 1991 the Company acquired an additional interest in the Waihi Mine joint venture, increasing its interest to 33.53%.
(3) Production for 1992 reflects an additional 1,616 gold ounces (Company share 542 ounces) and 10,671 silver ounces (Company share 3,578 ounces) due to the cumulative effect of a change in accounting to include production in the mill carbon circuit, effective January 1, 1992.
(4) Cash production costs include all operating costs at the mine site, including overhead, before depreciation and depletion, and net of credits for silver by-products.

WIND MOUNTAIN

  Mining operations at the Company's 100% owned Wind Mountain mine were conducted from April 1989 to January 1992. The Wind Mountain mine is located approximately 75 air miles northeast of Reno and 100 air miles southwest of the Company's Sleeper mine. Access to the mine is by way of a seven-mile gravel road connecting to a state highway. The Company's holdings at Wind Mountain encompass approximately 775 acres of unpatented mining claims, all of which are leased from third parties under a lease that expires in 1995. The number of unpatented mining claims maintained by the Company was substantially reduced in 1993. Production is subject to a 5% net smelter return royalty. Mining ceased at the end of January 1992 due to the depletion of mineral reserves. Since cessation of mining, residual leaching from the leach pads has continued. Precious metals precipitates are shipped to the Sleeper mine for processing into dore. Power for operations at the Wind Mountain mine is provided by the local public utility. Water for processing operations is provided by two wells in close proximity to the mine. Potable water is supplied by truck.

  The following table presents operating data for the Wind Mountain mine for the periods indicated.

                                                      YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                      1993    1992       1991
                                                     ------ --------- ----------
Tons mined(1).......................................    --  1,223,800 14,406,600
Tons to heap leach(2)...............................    --  1,169,200 11,785,200
Average grade (oz. per ton).........................    --      0.014      0.016
Ounces of gold produced(3).......................... 19,296    54,690     91,063
Ounces of silver produced(3)........................ 86,515   297,403    405,149
Cost per ounce of gold produced:
  Cash production costs(4)..........................   $167      $114       $210
  Depreciation and depletion(5).....................    --         27        109
                                                       ----      ----       ----
    Total production costs..........................   $167      $141       $319
                                                       ====      ====       ====

- --------
(1) Includes ore mined and waste.
(2) The processing of ore by heap leaching has resulted in a gold recovery rate of 64% from inception.
(3) Production is in the form of precipitate.
(4) Cash production costs include all operating costs at the mine site, including overhead and Nevada net proceeds tax, before depreciation and depletion, and net of credits for silver by-products.
(5) The assets were fully depreciated as of the first quarter of 1992.

  The Company intends to continue leaching operations as long as it is economical to do so. Reclamation of the mine site commenced immediately after mining ceased. A final reclamation plan has been approved by the federal Bureau of Land Management. Reclamation work outside the area in which heap leach and processing operations are continuing is approximately 95% complete. See ITEM 3 "LEGAL PROCEEDINGS."

FORT KNOX PROJECT

  The Company owns indirectly a 100% interest in the Fort Knox project. The Fort Knox project is located in the Fairbanks Mining District, 15 miles northeast of Fairbanks, Alaska. Access to the property is via a paved highway 21 miles from the City of Fairbanks and then five miles by unpaved two-wheel drive road. The location of the project near Fairbanks eliminates much of the infrastructural problems and costs often associated with arctic projects.

  The Fort Knox project (including an exploration prospect known as the Teryl Property) covers approximately 28,000 acres and consists of approximately 1,075 state mining claims and 45 patented federal mining claims. The Fort Knox property is held by way of deeds, mining leases, option agreements, a joint venture agreement (affecting only the Teryl Property), and mining locations. The leases and option agreements have expiration dates ranging from 1995-2014, with provisions for extension in some cases. A portion of the property is encumbered by deeds of trust to third parties securing obligations as of December 31, 1993 of approximately $900,000, all of which are due to be paid by November 1997. All of the state mining claims are subject to a 3% royalty (based on net income) payable to the State of Alaska. The 48 state mining claims on which essentially all of the current reserves are located are free of royalty burden except for the state royalty. On February 15, 1994, the lands included in these 48 state mining claims were converted to a state mining lease embracing approximately 1,148 acres; such conversion will facilitate ongoing permitting, future property maintenance, and record keeping without increasing the amount of any required assessment work, rent, or royalty. The other state mining claims included in the project will continue to be held and maintained as such for the foreseeable future. Additional net smelter return royalties ranging from 3% to 6% burden some of these other state mining claims, and both a 1% net smelter return royalty and a 10% overriding net profits interest burden a few of the patented federal mining claims.

  Simultaneously with the issuance of the state mining lease referred to above, the State of Alaska issued to the Company's operating subsidiary in Alaska a millsite permit covering approximately 7,541 acres, comprising the 1,148 acres within the mining lease and 6,393 adjoining acres (which adjoining acres already are included in the state mining claims at Fort Knox or in certain patented mining claims the surface of which was conveyed by the Company to the State of Alaska immediately prior to the issuance of the millsite permit). This millsite permit thus covers all of the lands that are expected to be directly affected by the development of the Fort Knox project. The grant made by the millsite permit is appurtenant to the state mining lease described above and was made for the purpose of facilitating the development and operation of the Fort Knox project. Fair market rent in the amount of $102,000 must be paid annually to the State of Alaska in order to keep the millsite permit in effect. The issuance of this millsite permit secures for the project adequate lands on which to construct all of the facilities necessary to bring a mine into production on the Fort Knox property.

  The Fort Knox gold deposit occurs as porphyry-style mineralization of the type usually associated with copper and molybdenum ore bodies. The ore is hosted within the upper margins of a granitic intrusion in a stockwork of small quartz veins and shear zones. The veins and shears are fractions of an inch to 10 inches wide with an erratic and widely spaced distribution. The gold occurs as fine grains of free gold disseminated within and along the margins of the veins and shears. In plan view, the deposit has a dimension of about 4,000 X 2,000 feet, elongated in an east-west direction and extending to depths of 1,000 feet. Geology is relatively simple and the rocks are only weakly altered. Grade is usually related to the degree of fracturing and veining of the rocks. Because of the low grade and erratic distribution of gold, mining is planned to be done on a bulk tonnage basis.

  The following table sets forth the proven/probable reserves for the Fort Knox project, which are unchanged from the 1992 year-end reserves. Reserves are based on a cut-off grade of 0.0112 ounce of gold per ton and a gold price of $375 per ounce. The Company has determined that calculating the reserves at $400 per ounce would not materially change the results. Reserves represent in-place diluted grades and do not reflect losses in the recovery process. The Company estimates that mill recovery will be approximately 90%.

                               FORT KNOX PROJECT
                          PROVEN/PROBABLE ORE RESERVES
                            AS OF DECEMBER 31, 1993

                                                                          GOLD
                                                               GOLD AVG. CONTENT
                                                        TONS     GRADE    (000
                                                        (000)  (OZ./TON)  OZ.)
                                                       ------- --------- -------
      Mill Ore........................................ 174,483   0.024    4,117

Significant additional mineralization has been encountered both inside and outside of the design pit; however, no assurance can be given such mineralization will result in additional reserves.

  A basic engineering study for the project has been completed. The study has defined an open-pit mining operation and a conventional crushing, grinding and cyanidation plant designed to treat 13 million tons of ore per year (36,000 tons per day). According to the preliminary design, tailings from the operation would be pumped to a tailings pond located adjacent to the milling facility. Process water would be supplied from a water reservoir constructed downstream from the tailing pond. The process facilities are designed as a "zero discharge system." Power would be supplied by the public utility serving the area over a newly constructed distribution line, most of which will be paid for by the Company.

  The mine and plant are designed to operate year round and to produce approximately 300,000 to 350,000 ounces of gold per year with the higher rates expected during the early years. The engineering studies have considered the effects that the arctic environment will have on the operation, but no assurance can be given that such rates of production will be achieved. The Company is currently reviewing the engineering study with respect to the optimum mining and processing rate, taking into consideration project economics and financing.

  Initial permit applications were prepared and submitted to the various regulatory agencies in 1992 and 1993. Most of these applications were submitted to the State of Alaska, which appointed a project coordinator and an interagency task force to coordinate all state permitting activities. This group met throughout 1993, and on February 15, 1994, State agencies granted to the Company most of the significant state regulatory authorizations (including the solid waste disposal permit, dam construction permits, fish and game permits, and reclamation plan approval) needed to go forward with the Fort Knox project. Those state permits and authorizations not yet received (e.g., plan of operations approval and air permit) are expected to be applied for and received in due course, but no assurance can be given that this will occur.

  A dredge and fill permit application also has been filed with the U.S. Army Corps of Engineers under Section 404 of the Clean Water Act. As of March 1994, the Corps was continuing to evaluate the application under the National Environmental Policy Act to determine whether an Environmental Impact Statement ("EIS") must be prepared. The Company expects a decision from the Corps on this issue in the first half of 1994, but no assurance can be given that this will occur. Based on the current schedule, and assuming that the Corps of Engineers decides that an EIS is not required, the Company expects all permits necessary to initiate construction to be issued during 1994. No assurance can be given that this will occur, however. If the Corps of Engineers decides that an EIS is required, no decision on the Company's dredge and fill permit will be made by the Corps until such statement is prepared.

  During 1994, if the dredge and fill permit is issued, the Company plans to do detailed engineering for the project, upgrade the access road to the project site, and complete the necessary permitting to commence construction. Total capital requirements to construct and develop the property in accordance with the preliminary design are currently estimated to be between $250 million and $270 million, in addition to capitalized acquisition and development costs of approximately $182 million at December 31, 1993. The Company needs to secure financing to fund a significant portion of the future capital requirements. Timing of development is dependent on the obtaining of such financing on acceptable terms, on the obtaining of final permits, and on market conditions and approval of the Company's Board of Directors. Capital expenditures are expected to be approximately $12 million in 1994, as compared to approximately $6.7 million in 1993.

REFUGIO PROJECT

  In January 1993 the Company acquired an indirect 50% interest in the Refugio project, which is located in the Maricunga Mining District in central Chile, approximately 75 miles due east of Copiapo. The project is situated at between 13,800 feet and 14,800 feet above sea level. The property is held by Compania Minera Maricunga ("CMM"), a Chilean contractual mining company, which is indirectly owned 50% by the Company and 50% by Bema Gold Corporation ("Bema"), a publicly traded company based in Vancouver, British Columbia.

  The Refugio property position comprises approximately 14,500 acres, consisting of mineral rights, surface rights and water rights sufficient to allow development of the project. The principal ore deposit is held by mining claims which are owned by CMM. Essentially all of the mineral rights surrounding the claims are held by a joint venture formed by Bema and the former owner of the Refugio claims. CMM has agreements in place with this joint venture that will allow CMM to mine any extensions of major ore deposits found on CMM property that extend onto surrounding mineral rights and to use the surrounding areas for project needs.

  Surface rights that cover the known mineralization and the proposed facilities are owned or controlled by CMM under a lease or applications to purchase from Chilean governmental entities or agreements with Bema and the former owner of the Refugio claims. Water extraction rights sufficient to supply the project are controlled by CMM. In addition, exploration concessions for water in more favorable locations closer to the project are controlled by Bema and are currently being evaluated.

  The Company, through its 50% ownership of CMM, is responsible for payment of a net smelter return royalty to the former owner of the Refugio property that is expected to average 2.5% of the Company's share of production from the currently defined ore reserves. A sliding scale net smelter return royalty related to net profits and ranging from 2.5 to 5% (Company's share) is payable on any production in excess of current reserves. No other royalties are payable on the Company's share of production from the property.

  The Refugio project encompasses the Verde, Pancho and Guanaco gold deposits, which are disseminated gold porphyry deposits containing minor amounts of copper. Gold mineralization is contained within a strong stockwork system hosted by silicified intrusive rocks. The Verde deposit contains all the current reserves and consists of oxide, mixed and unoxidized ore types. The Refugio property lies at the southern end of the Maricunga Gold District in central Chile. The Maricunga District is a 90 mile long belt of late volcanic origin that contains a number of large disseminated gold-silver deposits.

  The reserves in the Verde deposit at the Refugio project, which are unchanged from the 1992 year-end reserves, are set forth in the following table. The proven/probable reserves are contained in a pit based upon a gold price of $300 per ounce and a variable cut-off grade based on the economics associated with variable mining and processing costs. The reserves represent in-place diluted grades and do not reflect losses in the recovery process. The Company expects the ultimate recovery rate from the heap leaching process to range from 50% to 80% depending upon the type of ore, with overall recovery estimated to be approximately 66%.

                                REFUGIO PROJECT
               PROVEN/PROBABLE ORE RESERVES IN THE VERDE DEPOSIT
                              AS OF DECEMBER, 1993

                                                                   GOLD CONTENT
                                                                     (000 OZ.)
                                                                   -------------
                                                           GOLD            AGI
                                                 TONS   AVG. GRADE         50%
                                                 (000)  (OZ./TON)  TOTAL  SHARE
                                                ------- ---------- ------ ------
      Heap Leach Ore........................... 104,383   0.030     3,075  1,537

The Verde deposit is open at depth and additional exploration potential exists in the Guanaco and Pancho deposits.

  A definitive feasibility study was completed for Bema in December 1992 for the Verde deposit. The study was based on a gold price of $375 per troy ounce and a mineable resource of 3.3 million ounces. This mineable resource contains 7% "mining possible" material within the $300 per ounce proven/probable reserve pit, which the Company has not included as part of the reportable reserve in the table above. The Company considers the $300 pit to be conservative, but has elected for the time being not to have the reserves recalculated. Development plans call for an open pit, heap leach operation capable of processing 33,000 tons of ore per day (11.9 million tons per year). Ores would be crushed, and carbon adsorption, stripping and electrowinning would be used to recover gold from the leach solutions. Electrowon cathodes would be smelted to dore bars for shipment. Potential production from the Verde deposit is estimated to range from 200,000 to 250,000 ounces of gold per year of which the Company's share would be 50%, but no assurance can be given that such estimate will be achieved. Access to the site from Copiapo would be by way of existing roads that would be graded, widened and, in part, resurfaced. Power would be supplied by on-site diesel powered generators.

  In addition to the Company's $22.7 million of capitalized acquisition and exploration costs, construction and development costs to bring the project into production are estimated to total approximately $120-$140 million, of which one-half would be the Company's share. The Company and its 50% partner are attempting to secure financing to fund a significant portion of the required future capital.

  During 1993 the Company and Bema explored financing alternatives, continued limited engineering studies, made progress with permitting and land issues, and performed care and maintenance activities. Project development is expected to take approximately two years from the start of final engineering. Timing of development is dependent upon economic conditions and obtaining the necessary financing on acceptable terms.

HAILE PROJECT

  The Company owns a 62.5% joint venture interest in the Haile project, a gold project in Lancaster County, South Carolina. The remaining 37.5% interest is owned by Piedmont Mining Company, Inc. ("Piedmont"). The Haile project is located approximately 50 miles north of Columbia, and 4 miles north of the town of Kershaw. Access to the site is by way of a paved state highway. The Company and Piedmont, through wholly owned subsidiaries, have formed a joint venture to conduct further development drilling and prepare a definitive feasibility study. A separate wholly owned subsidiary of the Company is the manager of the joint venture.

  The Haile project covers approximately 3,700 acres and consists entirely of fee property, which is either owned by the venture participants, leased from third parties, or controlled by purchase agreements. The known reserves are contained partly on property that is jointly owned by the Company and Piedmont and partly on property that is leased from a third party under a lease expiring in 1996, with provisions for extension until 2001. The leased property is presently burdened by a 4% net smelter return royalty; however, the lease and the royalty would be extinguished upon consummation of the purchase agreement covering the leased property at such time as all material permits for a new surface gold mine at the site have been received. All of the property containing the known reserves is encumbered by a mortgage securing indebtedness of approximately $110,000 as of December 31, 1993, all of which is a debt obligation of the Company and is due to be paid in 1994.

  The Haile project is located in the Carolina Slate Belt, a northeast-southwest trending belt of deformed Precambrian to Paleozoic metavolcanic and metasedimentary rocks that extends from Alabama to Virginia. Numerous historic gold occurrences are located in the Slate belt. In recent times, four properties, including Haile, have been developed to the production stage. Piedmont operated a small-scale gold heap leach operation at the site of the Haile project prior to the formation of the joint venture in July 1992. Piedmont suspended active mining activities at the site in August 1991, and leaching and recovery of gold ended in late 1992. Piedmont has agreed to indemnify the Company and its affiliates from environmental liabilities arising from matters occurring or existing on the Haile project property prior to March 15, 1991 (the date of the option agreement under which the Company acquired its interest in the project).

  Ore grade mineralization on the Haile property is generally hosted within silicified and pyritized fine-grained metasedimentary rocks near the folded and faulted contact with overlying volcaniclastic and metavolcanic rocks. Current reserves are contained in four separate deposits. The following table sets forth the proven/probable reserves at the Haile Project, which are unchanged from the year-end 1992 reserves and are based upon an assumed gold price of $375 per ounce and a cut-off grade based on the economics associated with variable mining and processing costs. The Company has determined that calculating the reserves at $400 per ounce would not materially change the results. Reserves represent in-place mineable estimates and do not reflect losses in the recovery process. The Company estimates ultimate gold recoveries will range from 65%-85%.

                                 HAILE PROJECT
                          PROVEN/PROBABLE ORE RESERVES
                            AS OF DECEMBER 31, 1993

                                                                 GOLD CONTENT
                                                                   (000 OZ.)
                                                                 --------------
                                                         GOLD             AGI
                                                TONS  AVG. GRADE         62.5%
                                                (000) (OZ./TON)  TOTAL   SHARE
                                                ----- ---------- ------  ------
      Mill Ore................................. 6,849   0.101        689     431

  An updated status report and revised reserve estimate incorporating results from the 1993 drilling program is expected to be completed early in the second quarter of 1994. Development expenditures in 1993 were approximately $4.0 million, of which the Company's share was approximately $2.5 million, and included 67,464 feet of core and reverse circulation drilling which identified additional mineralization. There can be no assurance, however, that such mineralization will result in additional reserves.

  During the option period prior to the Company's acquisition of its interest in the Haile project and since becoming manager, the Company has conducted an extensive evaluation program. This program has included studies relating to reserve delineation, metallurgical evaluation, environmental studies, hydrological and other technical studies. A preliminary feasibility study estimating basic economic parameters has been completed and is scheduled to be updated in the second quarter of 1994 by the status report referenced above. Depending upon the results and conclusions reached in the updated status report, the project may move into the engineering design phase or additional development drilling may be conducted. In either case, environmental studies and design work will continue to be a major focus of the venture.

EXPLORATION AND ACQUISITION ACTIVITIES

  Prior to the Cyprus Amax Merger, the Company conducted most of its exploration programs in the United States and in Canada and Chile through wholly-owned subsidiaries of the Company. The Company was also party to an Exploration Services Agreement with Amax Exploration, Inc. ("Amax Exploration"), a wholly-owned subsidiary of Cyprus Amax, under which Amax Exploration has conducted some gold and silver exploration for the Company. That agreement is expected to be terminated in conjunction with consummation of an exploration joint venture agreement between the Company and Cyprus Amax, which is currently under negotiation. See "BUSINESS--AGREEMENTS WITH CYPRUS AMAX--EXPLORATION SERVICES AGREEMENT."

  The Company's exploration activities have ranged from "grass roots" reconnaissance programs and submittal examinations to drill evaluation of advance stage projects. The Company's exploration objective continues to be the acquisition and evaluation of near-surface gold deposits that can be mined by open pit methods. During 1993 the Company's exploration efforts were focused on prospects in Nevada, Idaho, Alaska and Chile.

  Exploration expenditures were $5.2 million in 1993 compared to $6.7 million in 1992 (excluding exploration expenditures on the Haile and Guanaco projects for 1992). The exploration budget for 1994 is approximately $4 million. The Company changed its accounting policy for exploration expenditures effective January 1, 1993. See NOTE 1 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS under
ITEM 8 of PART II herein.

REFINING, SALES AND HEDGING ACTIVITIES

  Refining arrangements are in place with third parties for the Sleeper, Wind Mountain, Hayden Hill and Guanaco mine production. Because of the availability of refiners other than those with whom such arrangements have been made, the Company believes that no adverse effect would result if any of these arrangements were terminated.

  Substantially all of the Company's gold sales and hedging activities are conducted through Amax Precious Metals, Inc., a wholly-owned subsidiary of the Company. The Company employs a number of hedging techniques with the objective of mitigating the impact of downturns in the gold market and providing adequate cash flow for operations while maintaining significant upside potential in a market upswing. At December 31, 1993, the Company had in place a number of hedging contracts. See NOTE 9 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS under ITEM 8 of PART II herein. During 1993 and 1992 the Company's hedging efforts resulted in average realized prices of $392 an ounce and $402 an ounce, respectively. This contrasts with an average COMEX price of approximately $360 an ounce for 1993 and $344 an ounce for 1992.

AGREEMENTS WITH CYPRUS AMAX

  In connection with the change of ownership of the Company resulting from the Cyprus Amax Merger, Amax Gold is in the process of negotiating various agreements with Cyprus Amax. These include a services agreement, a gold exploration joint venture agreement, a non-competition agreement and a $100 million financing arrangement. Cyprus Amax may also sell to Amax Gold certain of its gold exploration and development properties, subject to the approval of each company's Board of Directors and compliance with stock exchange and possibly other regulatory requirements regarding related party transactions. The services agreement would provide the Company with certain Cyprus Amax general and administrative services in order to take advantage of the synergies between the two companies. It is expected to provide both companies with cost savings. The new exploration joint venture agreement would result in the two companies pooling their efforts to discover and develop gold properties, with Cyprus Amax providing 75% of initial funding for newly identified gold exploration targets. This joint venture arrangement would have the benefits of potentially broadening the Company's geographic reach, sharing key personnel, reducing costs, and sharing the high risks associated with exploration. Exploration projects that the Company held prior to the Cyprus Amax Merger will continue to be evaluated entirely by the Company. The non-compete agreement would define the terms under which either company would develop and ultimately produce minerals that would be in competition with the other party. The $100 million financing arrangement is described below under "Line of Credit."

  Until the new services agreement and gold exploration joint venture agreement are concluded, the existing Management Services Agreement and Exploration Services Agreement described below will remain in effect with Cyprus Amax succeeding to the rights and obligations of Amax under such agreements. The Put and Call Agreement described below will also remain in place, with Cyprus Amax succeeding to the rights and obligations of Amax under this agreement. The Tax Sharing and Allocation Agreement and Non-Competition Agreement between the Company and Amax have been terminated as described below.

  Management Services Agreement. Pursuant to the terms of a management services agreement (the "Management Services Agreement") entered into at the time of the Company's formation, Amax agreed to provide a variety of managerial and other services to the Company on a full cost-reimbursement basis. The agreement is terminable by the Company or by Amax as of the end of any month on 180 days' written notice. For 1993 and 1992, amounts charged to the Company by Amax pursuant to the Management Services Agreement were approximately $5.2 million and $5.5 million, respectively, including the cost of insurance coverage for the Company and employee benefits provided to the Company's officers and employees under benefit and pension plans maintained by Amax through the date of the Cyprus Amax Merger. See NOTE 3 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS under ITEM 8 of PART II herein.

  Exploration Services Agreement. Pursuant to an exploration services agreement (the "Exploration Services Agreement") entered into at the time of the Company's formation, Amax Exploration agreed to provide exploration services for the Company. The agreement is effective until terminated by either party with at least 180 days' prior notice. During 1993, the Company conducted its exploration programs through wholly-owned subsidiaries of the Company using its own personnel. Effective January 1, 1994, in order to reduce costs and realize some of the synergies from its new affiliation with Cyprus Amax, the Company transferred most of its exploration personnel to Cyprus Amax, but retained its Vice President in charge of exploration. In the future, Cyprus Amax geologists will conduct the Company's exploration for gold, either under the exploration joint venture agreement or otherwise.

  Put and Call Agreement. The Company and Amax entered into a put and call agreement (the "Put and Call Agreement") under which Cyprus Amax (as successor to Amax) may sell shares of Amax Gold common stock to the Company upon exercise of the Warrants issued in connection with the acquisition of the Fort Knox project. See "BUSINESS--INTRODUCTION--History of the Company." The Put and Call Agreement has been approved by the Company's independent directors. A summary of the terms of the Put and Call Agreement is set forth below:

    (i) Put Option. Under the Put and Call Agreement, Cyprus Amax has a put option (the "Put Option") whereby, upon exercise of any Warrants, Cyprus Amax may require the Company to purchase a number of shares of Amax Gold common stock from Cyprus Amax at the Exercise Price (the "Warrant Exercise Price"), as determined pursuant to the provisions of the Warrant Agreement dated January 6, 1992, entered into between the Company and Manufacturers Hanover Trust Company as Warrant Agent, such number to be equal to the number of shares of Amax Gold common stock which the Company is required to issue upon exercise of such Warrants. Pursuant to the Warrant Agreement, the initial Warrant Exercise Price is $21.00 per share and is subject to customary anti-dilution adjustments upon the occurrence of, among other things, stock dividends, stock splits, reclassifications, mergers and similar events.

    (ii) Call Option. In the event Cyprus Amax fails to exercise the Put Option, the Company will have a call option (the "Call Option") whereby it may require Cyprus Amax to sell shares of Amax Gold common stock (to the extent then owned by Cyprus Amax) to the Company equal to the number of shares of Amax Gold common stock which the Company is required to issue upon exercise of such Warrants at a price equal to the Warrant Exercise Price plus two-thirds of the excess of (x) the market price per share of Amax Gold common stock over (y) the Warrant Exercise Price.

  Tax Sharing and Allocation Agreement. The Company was formerly a party to a tax sharing agreement with Amax which was terminated as of the close of business on December 31, 1991. See NOTE 5 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS under ITEM 8 of PART II herein.

  Non-Competition Agreement. The Non-Competition Agreement formerly in effect between the Company and Amax expired by its terms as of the effective date of the Cyprus Amax Merger.

  Line of Credit. On February 11, 1994, a commitment letter was signed between Cyprus Amax and Amax Gold to provide Amax Gold with a $100 million convertible line of credit, portions of which will be designated as support for existing Amax Gold debt and as replacement for Cyprus Amax guarantees for certain Amax Gold debt. The outstanding indebtedness under the convertible line of credit may be repaid by Amax Gold with the issuance of an Amax Gold convertible preferred stock, which in turn can be converted into Amax Gold common stock at $8.265 per share. The conversion price represents a 20% premium over the average closing price of Amax Gold common stock for the 10 trading days immediately prior to February 11, 1994. In addition, Amax Gold will have the right to convert the convertible preferred stock into Amax Gold common stock at a maximum price of $8.265 per share and a minimum price of $5.854 per share. Cyprus Amax will have the right to replace the line of credit and any outstanding indebtedness and/or preferred stock with the purchase of $100 million of Amax Gold common stock at a price of $8.265 per share. This represents approximately 12.1 million shares of Amax Gold common stock. The commitment is subject to the completion of formal documentation and satisfaction of stock exchange and possibly other regulatory requirements. Documentation is expected to be complete by the end of March, subject to possible regulatory delays.

  Stock Purchase Agreement. The February 11, 1994 commitment letter between Cyprus Amax and Amax Gold also committed Cyprus Amax to purchase, and Amax Gold agreed to issue and sell, an additional 3 million shares of Amax Gold common stock at $6.888 per share. The proceeds from the sale of the stock will be used to retire $20.7 million indebtedness owed to Cyprus Amax by Amax Gold. The stock purchase is expected to be completed by the end of March in conjunction with the completion of formal documentation of the Line of Credit facility described above.

EMPLOYEES

  At December 31, 1993, the Company and its consolidated subsidiaries employed 655 persons. The hourly employees of CMAG at the Guanaco mine are represented by the Sociedad Contractual Minera Guanaco labor union and are covered by a labor contract. None of the Company's U.S. employees are unionized and the Company considers its employee relations to be good. In addition, the Company may obtain general administrative and other services from Cyprus Amax. See "BUSINESS--EXPLORATION AND ACQUISITION ACTIVITIES" and "--AGREEMENTS WITH CYPRUS AMAX--MANAGEMENT SERVICES AGREEMENT" AND "EXPLORATION SERVICES AGREEMENT."

COMPETITION

  The Company competes with other companies in the acquisition of mineral interests, the sale of refined gold and the recruitment and retention of qualified employees. A number of these companies are larger than the Company in terms of annual gold production and total reserves. Moreover, many of these companies have been engaged in gold mining and exploration longer than the Company. Management does not believe, however, that such competition has had a material effect on the development of the Company's business or the sale of its products.

REGULATION

  The Company's mining and processing operations and exploration activities in the United States and Chile are subject to various laws and regulations governing the protection of the environment, exploration, development, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, mine safety and other matters. New laws and regulations, amendments to existing laws and regulations, or more stringent implementation of existing laws and regulations could have a material adverse impact on the Company, increase costs, cause a reduction in levels of production and/or delay or prevent the development of new mining properties. Failure to comply with laws and regulations may result in orders being issued thereunder which may cause operations to cease or be curtailed or may require installation of additional equipment. Violators may be required to compensate those suffering loss or damage by reason of their mining activities and may be fined if convicted of an offense under such legislation.

  United States: Numerous state and federal laws and regulations relative to environmental protection and land use concerns affect the Company's domestic operations. Revisions are often made to environmental regulations following schedules dictated by laws previously enacted by the United States Congress. Of particular importance to the Company, the 1990 amendments to the federal Clean Air Act have created a schedule for new or modified regulations pursuant to this act which may affect the Company's operations throughout the 1990s.

  Bills pending in the United States Congress have the potential to substantially alter the current mining law and several environmental laws which have application to mining. Some versions of these bills could materially impair the ability of the Company and others to develop mineral resources in the United States.

  Under the current terms of pending bills concerning mining law, the ability of companies to obtain a patent on unpatented mining claims would be nullified or substantially impaired. Moreover, such bills contain provisions for the payment of royalties to the federal government in respect of production from unpatented mining claims, which could materially and adversely affect the potential for development of such claims and the economics of operating existing mines on federal unpatented mining claims. The Company's Sleeper, Hayden Hill and Wind Mountain mines are located in whole or in part on unpatented mining claims.

  Pending bills which affect environmental laws applicable to mining include versions which may substantially alter the Clean Water Act, Safe Drinking Water Act, Endangered Species Act and a bill which will introduce additional protection of wetlands (Wetlands Protection and Management Act). Adverse development and operating requirements in these Acts could impair the ability of the Company as well as others to develop mineral resources. Revisions to current versions of these bills are expected prior to passage.

  The Environmental Protection Agency ("EPA") continues the development of a solid waste regulatory program specific to mining operations under the Resource Conservation and Recovery Act ("RCRA"). Of particular concern to the mining industry is a proposal by EPA titled "Recommendations for a Regulatory Program for Mining Waste and Materials Under Subtitle D of the Resource Conservation and Recovery Act" ("Strawman II") which, if implemented, would create a system of comprehensive federal regulation of the entire mine site. Many of these requirements would be duplicative of existing state regulations. Strawman II as currently proposed would regulate not only mine and mill wastes, but also numerous production facilities and processes which could limit internal flexibility in operating a mine. To implement Strawman II as proposed, the EPA must seek additional statutory authority, which is expected to be requested in connection with Congress' reauthorization of the RCRA.

  In 1993 the Company made capital and operating expenditures of approximately $2.8 million and $4.2 million, respectively, to meet domestic environmental protection requirements. These figures do not include environmental expenditures at the Company's properties in Chile. The Company estimates that its capital expenditures for domestic environmental control facilities in 1994 and 1995 at its mines and projects as presently existing will be approximately $1.5 million and $1.2 million, respectively, based on existing environmental requirements.

  Chile. The Guanaco mine and Refugio project in Chile are subject to national and local laws and regulations governing mineral exploration, development and production. Such laws and regulations apply to acquisition and ownership of mineral rights, labor, environmental protection, health and safety standards, royalties, income taxes, exports and other matters.

  The Chilean Constitution provides that all people have the right to live in an environment free from contaminants. Under law, disposal of residues in the ocean or rivers that affect fish is prohibited. To date, the

Company's operations in Chile have not been unduly affected by environmental requirements. In March 1994, the President of Chile approved the country's first comprehensive environmental law which, among other things, establishes
(i) a comprehensive program for the issuance of permits for future exploration and mining activities, (ii) the obligation to perform environmental impact analyses, and (iii) a liability scheme for forms of environmental damage, and contemplates the issuance of regulations which will impose operating standards. The full impact of the new law on the mining industry is unclear at present.

FOREIGN OPERATIONS

  For certain financial information concerning the Company's foreign sales and operations, see NOTE 10 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS under
ITEM 8 of PART II herein.

  Foreign operations and investments such as those which the Company has in Chile may be adversely affected by exchange controls, currency fluctuations, taxation and laws or policies of particular countries or by political events in those countries as well as by laws and policies of the United States affecting foreign trade, investment and taxation. The Company has in place, through Cyprus Amax, political risk insurance in the amount of $20 million for certain defined political events relating to the Company's investment in the Guanaco mine. No such insurance has yet been obtained for the Refugio project.

ITEM 2. PROPERTIES

  The Company has acquired and maintains its properties in a manner that is consistent with common mining industry practice and believes that its titles are satisfactory.

  United States. The Sleeper mine, the Wind Mountain mine and a major portion of the Hayden Hill mine are located on federal unpatented lode and placer mining claims. Some of the Company's undeveloped properties in the United States also consist of federal unpatented mining claims owned by the Company or its subsidiaries or leased from third parties. Unpatented claims are located upon public land pursuant to procedures established by the federal mining law. Requirements for the location of a valid mining claim on public land or minerals depend on the type of claim being staked, but generally include discovery of valuable minerals, erecting a monument and posting thereon a location notice, marking the boundaries of the claim, and filing a certificate of location with the county in which the claim is located and with the United States Bureau of Land Management ("BLM"). If the statutes and regulations for the location of a mining claim are complied with, the locator obtains a valid possessory right to the contained minerals. To preserve an otherwise valid claim, a claimant must also annually pay certain rental fees to the federal government and make certain additional filings with the county and the BLM. Failure to pay such fees or make the required filings may render the mining claim void or voidable.

  Because mining claims are self-initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from public real estate records and it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of an unpatented mining claim is challenged by the government, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Thus, it is conceivable that, during times of falling metal prices, claims which were valid when located could become invalid if challenged. The patent procedure permits claimants to purchase from the federal government fee title to claims upon demonstrating that the mineral deposit on the claims can be mined at a profit and satisfying other procedural requirements.

  The Company has obtained a title opinion from a Nevada law firm, in the form of a mineral status report, on the Sleeper mine. The report covers those claims at Sleeper on which the two pits being mined and the mill facilities are located. However, because validity of title to unpatented mining claims depends on factors not of record, such as the existence of a valuable mineral discovery, such opinion does not opine on the "merchantability" of title as that term is commonly used. A patent application was filed in October, 1990, for particular claims at Sleeper. A Mineral Entry Final Certificate was issued for such claims on June 17, 1991, and the Company is in the final stages of completing the patenting process, but there can be no assurance that a patent will be granted with respect to all or any of the claims covered by that application.

  The Company has obtained a title opinion from a California licensed attorney on the patented and unpatented mining claims at the Hayden Hill mine, which opinion covers those claims on which the Lookout and Providence pits and the mill facilities are located. However, because validity of title to unpatented mining claims depends on factors not of record, such as the existence of a valuable mineral discovery, such opinion does not opine on the "merchantability" of title to the unpatented claims, as that term is commonly used. The Company has not filed a patent application for any of the claims at the Hayden Hill mine.

  The state mining claims included in the Fort Knox project are initiated and maintained in ways very similar to federal unpatented mining claims; the validity of such claims is thus subject to similar off-record contingencies. In addition, it is possible that certain Alaskan litigation and legislation pertaining to the Alaska Mental Health Trust could have an effect on part of the lands included in the Fort Knox project. Based on the Company's current understanding of the situation, however, it is unlikely this litigation and legislation will materially adversely affect the Company's ability to develop and operate the Fort Knox property in the manner contemplated by the Company.

  Chile. All the ore reserves at the Guanaco mine and Refugio project are held by exploitation concessions granted by judicial authorities under the Chilean Mining Code. Holders of exploitation concessions have the exclusive right to explore and exploit the mineral resources and to process and sell the products obtained therefrom. The term of an exploitation concession is indefinite, subject to the payment of a minimal annual fee. The concessions at the Guanaco mine are owned by ENAMI, an entity of the Chilean government, and leased to CMAG, the indirect 90% owned Chilean subsidiary of the Company. The concessions covering the principal ore deposit at the Refugio project are owned by CMM, the Chilean contractual mining company that is indirectly owned 50% by the Company. Under the Chilean Mining Code, the mineral owner has the right to use the surface, providing payment of reasonable compensation is made to the surface owner. The surface area covering the Guanaco claims is owned by the Chilean government; however, CMAG has filed applications to purchase selected areas. At the Refugio project, the surface rights overlying the known mineralization and the proposed facilities are owned or controlled by CMM under applications to purchase or leases from Chilean governmental entities. The Chilean Constitution and the Chilean Mining Code provide constitutional protections to the owners of mining concessions against expropriation of property. Under the Mining Code, if a property is expropriated, the amount of compensation that must be paid by the government must reflect the net present value of the expected cash flow based on demonstrated reserves. At both the Guanaco mine and Refugio project, the Company has received satisfactory assurances of title from its Chilean counsel.

  See also ITEM 1 "BUSINESS" above for a more complete description of the Company's properties.

ITEM 3. LEGAL PROCEEDINGS

  On May 12, 1992, a Notice of Violation (NOV) was issued to Lassen Gold by the Director, Air and Toxics Division, Region IX of the United States Environmental Protection Agency ("EPA"), for alleged violations of federal regulations promulgated under the Clean Air Act (the "Act"). The NOV alleged that Lassen Gold commenced construction of the Hayden Hill Mine, and of seven diesel powered generators which supplied temporary power at the mine, without federally enforceable final permits having been issued by the Lassen County Air Pollution Control District ("District"), and that Lassen Gold failed to comply with certain notification requirements under federal New Source Performance Standards (NSPS) regulations. In December 1992, the Company and EPA negotiated a settlement of this matter for a civil penalty of $125,000. This settlement will be effectuated by a consent decree to be entered into between EPA, Lassen Gold and the U.S. Department of Justice. Lassen Gold is presently awaiting governmental approval of the final form of consent decree.

  On June 4, 1993, the Company, certain other affiliated corporations and several unnamed corporations and individuals were sued in the Nevada State Court for Washoe County by TMB Associates ("TMB"), a Nevada general partnership that is the lessor under an April 2, 1987 lease of unpatented federal mining claims (as amended, the "Lease") which comprise a substantial part of the Wind Mountain mine property position. The lawsuit involves the formation and performance of, and alleged breach of duties with respect to, the Lease pertaining to the exploration, development and mining of the Wind Mountain ore deposit. The Company filed a motion to stay the litigation and to compel TMB to proceed with arbitration, pursuant to an arbitration clause in the Lease requiring any controversy to be settled by arbitration and imposing a one-year limitation for commencing arbitration. In August 1993 the court granted the Company's motion to stay the litigation pending arbitration and on February 1, 1994, the court denied TMB's motion for reconsideration. Unless TMB elects to initiate arbitration, the court's latest action should end this litigation. At this time, the Company's management does not anticipate any material adverse effect on the Company's financial condition or results of operations from the results of arbitration, if subsequently initiated by TMB.

  On October 11, 1993, the Company and certain of its New Zealand subsidiaries, and certain subsidiaries of Poseidon Gold Limited ("PosGold"), were named as defendants in an action brought by Mineral Resources (N.Z.) Limited and a subsidiary in the High Court of New Zealand, Auckland Registry, Commercial List, claiming that the transaction between the Company and a subsidiary of PosGold in June 1993 (described in NOTE 7 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS under ITEM 8 of PART II herein) created a default under the Waihi mine joint venture agreement. The plaintiffs also alleged breaches of fiduciary duties by the defendants. As relief, the plaintiffs claim to be entitled to obtain the entire venture interest of the Company's New Zealand subsidiary that participates in the Waihi mine venture at a price to be determined by an independent expert or alternatively to obtain a share of such interest that would place the plaintiffs in an equal or majority position in the venture. They also seek to have the Company relinquish all of its voting shares in Waihi Financing Limited, which indirectly holds the Company's 33.53% interest in the venture. The plaintiffs further claim a duty of the defendants to account to the plaintiffs for losses suffered due to the alleged breach of fiduciary duties, and they seek unspecified damages and costs. The Company, through its New Zealand counsel, has entered a response generally denying the plaintiffs' allegations. At this time, the litigation is in the discovery stage, and the Company believes that it is remote that this litigation will result in any material adverse effect on the Company's financial condition or results of operations.

  On March 10, 1994, the San Francisco, California, regional office of the United States Forest Service for the Pacific Southwest Region notified the Company that it considers the Company to be a Potentially Responsible Party
(PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), jointly and severally liable with other PRPs (unless exempt from liability due to statutory defenses) for all response costs, interest, and any natural resource damages attributable to an alleged release and further threatened releases of hazardous substances at the Siskon Mine, located in the Klamath National Forest, Siskiyou County, California. The Forest Service stated that the alleged release of hazardous substances is present in mill tailings located in the floodplain and riparian area of a creek, that the tailings pose a threat of further release into surface water, and that other hazardous substances have been discovered at the site. The Forest Service has initiated a CERCLA response action to assess the alleged release of hazardous substances, and has invited the Company, along with other PRPs, to participate. The Company has until April 9, 1994 to respond to this letter. Amax Gold Exploration, Inc., a wholly-owned subsidiary of the Company, conducted a limited exploration drilling program at the Siskon Mine in the summer of 1991, pursuant to an option and earn-in agreement that was terminated as of December 1991. Based upon a preliminary investigation, the Company believes that this drilling was not on the portion of the property which the Forest Service has identified as affected by the alleged release and threatened release of hazardous substances. Due to the limited facts available at this time, the Company is unable to determine the potential impact, if any, of this situation upon the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1993.

EXECUTIVE OFFICERS

  As of March 18, 1994, the names, ages, and offices with the Company of all executive officers of the Company were as follows:

       NAME              AGE                            OFFICE
       ----              ---                            ------
Milton H. Ward..........  61 Chairman of the Board, President and Chief Executive Officer
Roger A. Kauffman.......  50 Senior Vice President and Chief Operating Officer
Mark A. Lettes..........  44 Vice President and Chief Financial Officer
Harry B. Carson.........  50 Vice President
Richard B. Esser........  47 Vice President
Paul J. Hemschoot, Jr...  53 Vice President, Secretary and General Counsel
Neil K. Muncaster.......  58 Vice President
Andrew F. Pooler........  35 Vice President
Pamela L. Saxton........  41 Vice President and Controller

  There are no family relationships by blood, marriage or adoption among any of the officers of the Company. All officers are elected until the meeting of the Board of Directors immediately following the Company's annual meeting of stockholders, or until their respective successors are chosen and qualified. There is no arrangement or understanding between any of the above officers and any other person pursuant to which he/she was selected as an officer, except that Mr. Ward is an officer and Chairman of the Board of Cyprus Amax and Ms. Saxton is an employee of Cyprus Amax. Both are compensated by Cyprus Amax for services furnished to Cyprus Amax and AGI. Effective January 1, 1994, the proportion of their time spent on Company matters is allocated and charged to the Company.

  Mr. Ward has been Chairman of the Board, President and Chief Executive Officer of the Company since November 1993. He has been Chairman of the Board, President and Chief Executive Officer of Cyprus Amax (formerly Cyprus Minerals Company) since May 1992. Prior to joining Cyprus Amax, Mr. Ward had been President and Chief Operating Officer of Freeport-McMoRan Inc. and Chairman and Chief Executive Officer of Freeport McMoRan Copper & Gold Inc. since 1984.

  Mr. Kauffman has been Senior Vice President and Chief Operating Officer of the Company since February 1994. From 1986 to February 1994, he was Vice President-Industrial Minerals for Hecla Mining Company.

  Mr. Lettes has been Chief Financial Officer of the Company since January 1994. He has been Vice President of the Company since August 1989 in addition to the office of Treasurer, which he held from May 1988 until February 1991. He was also Director-Resource Development for Amax Mineral Resources Company from January 1987 to August 1989.

  Mr. Carson has been Vice President of the Company since May 1988. He also was Vice President of Amax Minerals Resources Company from May 1988 to August 1989.

  Mr. Esser has been Vice President of the Company since August 1989. From December 1986 to July 1989, he was Vice President-Administration and Human Resources for Amax Mineral Resources Company.

  Mr. Hemschoot has been Secretary and General Counsel of the Company since April 1987, and was elected a Vice President in May 1992. He was also Associate General Counsel of Amax from August 1985 until June 1990.

  Mr. Muncaster was elected a Vice President of the Company in February 1991. Before that, he was Vice President, Exploration for Echo Bay Mines since 1986 when Echo Bay purchased the base and precious metals assets of Tenneco Minerals.

  Mr. Pooler was elected a Vice President of the Company in February 1992. From May 1988 until February 1992, he was General Manager of the Wind Mountain mine.

  Ms. Saxton has been Controller of the Company since May 1990 and was elected a Vice President in May 1992. She also has been Assistant Controller of Cyprus Amax since January 1994. From June 1989 until May 1990 she was Assistant Controller of the Company. She joined Amax in September 1987 as Director of Consolidations for Amax Mineral Resources Company and continued in that capacity until June 1989.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Company's common stock is listed on the New York Stock Exchange (AU) and the Toronto Stock Exchange (AXG). As of March 17, 1994, 78,196,647 common shares were outstanding and the Company had approximately 12,800 shareholders of record. Cyprus Amax owns approximately 40% of the Company's common stock. The following table sets forth for the periods indicated the high and the low sale prices per share of the Company's common stock as reported on the New York Stock Exchange Composite Tape and the dividends paid on such stock.

  Stock prices and Dividends per share

                                                     COMMON STOCK
                                                    --------------
   QUARTER                                           HIGH    LOW   DIVIDENDS
   -------                                          ------- ------ --------- ---
   1993--First..................................... $ 9 3/8 $7 3/4   $.02
      Second.......................................   9 1/2  6 7/8    .02
      Third........................................  10 1/2  6 3/4    .02
      Fourth.......................................     8      6      .02
   1992--First.....................................  12 1/2  8 1/2   $.02
      Second.......................................  11 1/2  8 7/8    .02
      Third........................................  11 5/8  9 1/8    .02
      Fourth.......................................   9 7/8  7 5/8    .02

On March 4, 1994, the Company's Board of Directors decided to eliminate the quarterly dividend on the Company's common stock to reduce expenses.

  As of March 17, 1994, 4,066,649 Warrants to purchase common stock of the Company were outstanding and the Company had approximately 80 holders of Warrants of record. The Warrants are listed on the American Stock Exchange
(AUWS) and the Toronto Stock Exchange (AXGWT). The Warrants were issued in connection with the acquisition of the Fort Knox project. See ITEM 1 "BUSINESS--INTRODUCTION" under PART I herein.

ITEM 6. SELECTED FINANCIAL DATA
                        AMAX GOLD INC. AND SUBSIDIARIES

                       FINANCIAL AND OPERATING HIGHLIGHTS
              (IN MILLIONS EXCEPT PER SHARE AMOUNTS, PERCENTAGES,
               PRODUCTION AND SALES OUNCES AND AMOUNTS PER OUNCE)

                                         YEARS ENDED DECEMBER 31,
                          -------------------------------------------------------------
                           1993     1992     1991     1990     1989     1988     1987
                          -------  -------  -------  -------  -------  -------  -------
FOR THE YEAR:
Sales...................  $  81.9  $  99.7  $ 128.2  $ 149.8  $ 121.6  $ 104.4  $  67.0
Gross operating margin
 (loss).................    (31.9)    16.6     38.0     63.1     59.4     66.2     47.0
Asset write-downs(1)....     87.7      --       --      12.6      --       --       --
Earnings (loss) from
 operations(1)(2).......   (116.0)    18.8     24.0     36.1     43.7     44.3     40.9
Earnings (loss) before
 cumulative effect of
 accounting changes,
 net(1)(2)..............    (89.0)    13.0     21.2     28.3     33.3     43.0     40.4
Net earnings
 (loss)(1)(2)(3)........   (104.2)    11.5     21.2     28.3     33.3     43.0     40.4
Per common share:
  Earnings (loss) before
   cumulative effect of
   accounting
   changes(1)(2)(3).....    (1.14)     .18      .35      .47      .55      .72      .67
  Net earnings
   (loss)(1)(2)(3)......    (1.34)     .16      .35      .47      .55      .72      .67
Weighted average common
 shares outstanding(4)..     77.8     73.7     60.0     60.0     60.0     60.0     60.0
Capital and cash
 acquisition
 expenditures...........     23.4    113.7     60.0     39.9     31.7     38.7     27.2
Refugio cash acquisition
 and investment costs...      1.2      --       --       --       --       --       --
Cash dividends to common
 shareholders...........      2.0      2.8      4.8      4.8      4.8      4.0      1.6
Dividends declared per
 common share(4)........      .08      .08      .08      .08      .08     .067     .027
Special distributions to
 Amax...................      --       --       --       --       --       --      32.0
AT YEAR-END:
Current assets..........     37.9     47.1     41.7     42.4     23.6     32.3     19.3
Total assets............    381.0    477.6    198.3    157.2    150.5    146.3     95.8
Current liabilities.....     37.6     46.9     28.2     21.2     16.5     20.0      9.1
Long-term debt..........    136.5    103.1     24.1      8.4     31.3     57.2     57.7
Shareholders' equity....    173.3    257.2    136.3    120.7     98.3     68.5     28.9
Working capital.........       .3       .2     13.5     21.2      7.1     12.3     10.2
Book value per common
 share..................     2.22     3.45     2.27     2.01     1.64     1.14      .48
Long-term debt to
 equity.................       79%      40%      18%       7%      32%      84%     200%
KEY OPERATING FACTORS
 FOR THE YEAR:
Total ounces of gold
 produced(5)............  210,880  253,603  300,233  354,859  307,387  239,980  158,696
Total ounces of gold
 sold...................  209,290  248,024  300,418  359,146  296,075  233,159  159,900
Average price per ounce
 sold...................  $   392  $   402  $   427  $   417  $   411  $   448  $   419
Average cost per ounce
 produced(6):
  Cash production
   cost(7)..............  $   388  $   223  $   195  $   147  $   132  $   110  $    74
  Depreciation and
   depletion............      122       87       82       73       59       38       29
                          -------  -------  -------  -------  -------  -------  -------
    Total production
     cost...............  $   510  $   310  $   277  $   220  $   191  $   148  $   103
                          =======  =======  =======  =======  =======  =======  =======

- --------
(1) In 1993 the Company recognized a $64.1 million pre-tax ($41.9 million after tax) write-down of the Hayden Hill asset and a $23.6 million pre-tax ($15.6 million after tax) write-down of the Sleeper asset, which increased the 1993 net loss by $57.5 million, or $.74 per common share. The earnings for 1990 include a $12.6 million write-down of Amax Gold's investment in Canamax Resources Inc. recorded in the first half of 1990, which reduced 1990 net earnings per common share by $.21. The remaining Canamax investment was sold to Amax during the second half of 1990 for $6.4 million in cash.

(2) In September 1993, Amax Gold changed its exploration accounting policy, effective January 1, 1993, such that prior period exploration expenses would no longer be capitalized and restored to earnings when a property became exploitable. The 1993 net loss includes a $13.4 million, or $.17 per common share, after tax charge relating to the cumulative effect of this accounting change. The 1992 net earnings include $8.9 million, or $.12 per common share, of after tax income related to prior year exploration expenditures on the Haile and Guanaco projects that were capitalized and restored to earnings. The pro forma unaudited net earnings and net earnings per common share, assuming this 1993 exploration accounting change had been applied retroactively for the fiscal years prior to 1993, were $4.9 million in 1992 (or $.07 per common share), $21.9 million in 1991 (or $.36 per common share), $30.5 million in 1990 (or $.50 per common share), $29.6 million in 1989 (or $.49 per common share), $44.0 million in 1988 (or $.74 per common share) and $36.2 million in 1987 (or $.60 per common share).
(3) The 1993 net loss includes a $1.8 million, or $.03 per common share, after-tax cumulative effect of the January 1, 1993 adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." Net earnings for 1992 include a $1.5 million, or $.02 per common share, after-tax cumulative effect of the January 1, 1992 adoption of SFAS No. 106, "Postretirement Benefits Other Than Pensions."
(4) Adjusted for three-for-two common stock split effected in the form of a stock dividend which was distributed in 1988.
(5) Gold production for the year ended December 31, 1992 reflects increased production of 4,733 ounces at the Sleeper Mine and 542 ounces at the Waihi Mine relating to the cumulative effect of a change in accounting to include production in the mill carbon circuit, effective January 1, 1992.
(6) Average costs weighted by ounces of gold produced at each mine.
(7) Cash production costs include all operating costs at the mine site, including overhead and, where applicable, Nevada net proceeds tax, royalties and credits for silver by-products.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             1993 FINANCIAL SUMMARY

  On November 15, 1993, Amax was merged with and into Cyprus Minerals Company. The new entity, Cyprus Amax, retained approximately 40% of the outstanding common shares of Amax Gold. In connection with the change of ownership, Amax Gold is in the process of negotiating several agreements with Cyprus Amax, specifically a $100 million financing arrangement, a gold exploration joint venture agreement, a non-competition agreement and a services agreement. Additionally, Amax Gold has made management changes, reduced staff levels and relocated its headquarters office to the Cyprus Amax headquarters office. These actions were taken to give Amax Gold more financial strength and flexibility to satisfy its current debt obligations, position Amax Gold to advance its development projects and provide savings in exploration and general and administrative expenses.

  Amax Gold reported a 1993 net loss of $104.2 million compared with net income of $11.5 million in 1992 and $21.2 million in 1991. The 1993 results include after tax charges of $57.5 million for the write-downs of the Sleeper and Hayden Hill investments and $15.2 million for the cumulative effects of an exploration accounting change and the adoption of a new accounting standard for postemployment benefits. Additionally, the 1993 results include an after tax gain of $2.4 million from the realization of the future economic benefit from its 33.53% interest in the Waihi Mine in New Zealand. The 1992 results include after tax income of $8.9 million from exploration expenses for the Haile and Guanaco expenditures that were capitalized and restored to earnings and an after tax charge of $1.5 million for the cumulative effect of the adoption of a new accounting standard for postretirement benefits other than pensions. Excluding these special items, the 1993 net loss was $33.9 million compared to net income of $4.1 million in 1992. The decline in results over the past three years was due primarily to lower production and sales volumes and higher unit production costs, particularly in 1993. To a lesser extent, lower average realized sales prices over the past two years contributed to the decline in operating results. A further discussion of the key factors affecting the 1993 results compared to 1992 and 1991 follows.

                         RESULTS OF OPERATIONS FOR THE
                      THREE YEARS ENDED DECEMBER 31, 1993

  Sales declined to $81.9 million for 1993 from $99.7 million in 1992 and $128.2 million in 1991 as a result of declines in production and sales volumes from the Sleeper, Wind Mountain and Waihi mines together with lower average realized sales prices in 1993 and 1992. Somewhat offsetting these declines was production from the Hayden Hill Mine, which commenced in June 1992, and the Guanaco Mine, which commenced in April 1993. The start-up of production from the Hayden Hill and Guanaco mines was intended to more than offset expected decreases in production from the Sleeper Mine, due to declining mill head grades, and the Wind Mountain Mine, due to the cessation of mining in January 1992 with continuing residual heap leach production. However, significantly lower than expected production from both the Hayden Hill and Guanaco mines resulted in reduced production and sales volumes in 1993 and 1992. Total production and sales volumes for 1994 are expected to increase approximately 10-15% from the 1993 levels as the Hayden Hill and Guanaco heap leach operations move towards design capacity.

  The Sleeper Mine's 1993 production level of 100,018 gold ounces declined from 144,573 gold ounces in 1992 and 183,346 gold ounces in 1991 as a direct result of lower mill head grades, which also affected the recovery rate. The 1993 average mill head grade at the Sleeper Mine was 0.078 ounce of gold per ton compared to 0.106 ounce of gold per ton in 1992 and 0.219 ounce of gold per ton in 1991. Heap leach production from Sleeper was also less in 1993 because of fewer tons of ore being placed under spray. Production at the Wind Mountain Mine decreased from 91,063 gold ounces in 1991 to 54,690 gold ounces in 1992 and 19,296 gold ounces in 1993 as a result of the completion of mining activities in January 1992 with continuing residual heap leach production. Amax Gold's 33.53% interest in the production from the Waihi Mine in New Zealand was 8,666 gold ounces in 1993 compared to 25,525 gold ounces in 1992 and 25,824 in 1991. In June 1993, Amax Gold completed a transaction which resulted in the realization of all future economic benefit from its 33.53% interest in the Waihi Mine, effective April 30, 1993. This transaction resulted in the realization of an $8.8 million pre-tax ($2.4 million after tax) gain in 1993.

  Amax Gold realized an average selling price of $392 per gold ounce in 1993 compared to $402 per gold ounce in 1992 and $427 per gold ounce in 1991. The average realized price for each of the periods includes hedging benefits from closing forward sales contracts and gold options at prices above market. The average COMEX gold price for 1993 was $360 per ounce compared to $344 per ounce in 1992 and $362 per ounce in 1991.

  Costs applicable to sales rose to $79.7 million in 1993 from $52.8 million in 1992 and $57.5 million in 1991. Average gold unit cash production costs increased to $388 per ounce in 1993 compared to $223 per ounce in 1992 and $195 per ounce in 1991. The 1993 increase was primarily the result of high unit cash production costs of $664 per ounce at the Guanaco Mine, $470 per ounce at the Hayden Hill Mine and $317 per ounce at the Sleeper Mine.

  The high 1993 unit cash production costs at the Guanaco Mine were primarily the result of the start-up phase of the heap leach operation together with initial problems experienced with crusher throughput. Unit cash costs for the Guanaco Mine are expected to decline in 1994 as heap leach production increases toward design capacity. The Hayden Hill unit cash production costs were high primarily due to a lower than expected ore grade. Hayden Hill's 1993 unit cash production costs were $470 per gold ounce, up from the 1992 unit cash production costs of $432 per gold ounce, due to abnormally high operating costs in the first half of 1993 resulting from dilution in the grade of ore to the mill, a lower than expected mill recovery and, to a lesser extent, severe weather conditions. At the Sleeper Mine, unit cash production costs increased to $317 per gold ounce in 1993 from $223 per gold ounce in 1992 and $188 per gold ounce in 1991 primarily as a result of reduced production levels from declining mill head grades. The Wind Mountain unit cash production costs of $167 per gold ounce in 1993 rose from $114 per gold ounce in 1992 primarily as a result of reduced 1993 production.

  While average unit production costs also increased in 1992 as compared with 1991, total costs applicable to sales declined in 1992 compared with 1991. This was primarily the result of more sales of lower unit cost production from the Wind Mountain Mine in 1992.

  The Company's operating costs include estimated reclamation costs for each of Amax Gold's mines which are accrued and charged over the expected mine life using the unit of production method. The anticipated reclamation costs are estimates based on current federal, state and Chilean laws and regulations governing the protection of the environment. Changes in these laws and regulations could impact these anticipated reclamation costs. See Note 13 of Notes to Consolidated Financial Statements under Item 8 of Part II herein for a further discussion.

  Depreciation and depletion increased by $3.9 million in 1993 compared to 1992. On a unit basis, depreciation and depletion increased to $122 per ounce in 1993 from $87 per ounce in 1992. The 1993 increases were primarily due to the inclusion of the Guanaco Mine depreciation and depletion, which commenced in April 1993, and a reduction in estimated recoverable ore reserves at the Sleeper Mine as of December 31, 1992. Somewhat offsetting these 1993 increases in depreciation and depletion was lower depreciation and depletion for the Hayden Hill Mine in the last half of 1993 due to the Hayden Hill assets being written down as of June 30, 1993. Additionally, total depreciation and depletion for 1993 and 1992 were favorably impacted by the Wind Mountain assets being fully depreciated in the first quarter of 1992, with continuing residual heap leach production. For 1992 compared to 1991, total depreciation and depletion declined by $2.9 million as a result of lower production volumes. On a per ounce basis, however, total depreciation and depletion increased from $82 per ounce in 1991 to $87 per ounce in 1992 as a result of the commencement of the Hayden Hill depreciation and depletion, which was partially offset by lower depreciation and depletion at the Wind Mountain Mine.

  The Hayden Hill Mine, which began commercial production in mid-June 1992, experienced unacceptably high unit operating costs and reduced production resulting from a lower than expected ore grade. Mining indicated that mill grade ore occurred in thinner, less continuous structures than originally interpreted. A major re-evaluation of the operation was completed in July 1993. Given the geologic complexity of the deposit as determined from mining experience and a revised interpretation of geologic data, the proven/probable reserves were reduced by approximately 409,000 contained gold ounces. Mineralization excluded from the proven/probable reserves was reclassified as a geologic resource until such time, if ever, that additional data from drilling and further mining establish otherwise. The restated proven/probable reserves as of December 31, 1993 were 18.8 million tons at an average grade of 0.024 ounce of gold per ton of ore containing 451,000 ounces of gold. During the last half of 1993, the mine was reconfigured to operate as a heap leach operation only, with the mill being maintained on a stand-by status. The mill may be run intermittently if sufficient higher grade ore is encountered. As a result of the downward revision of the Hayden Hill ore reserves and placing the mill on stand-by status, Amax Gold recorded a $64.1 million pre-tax ($41.9 million after tax) write-down of its Hayden Hill investment as of June 30, 1993. Through the last half of 1993, the Hayden Hill Mine remained unprofitable as modifications were made to increase heap leach production.

  Mining experience and a reinterpretation of geologic data at the Sleeper Mine during the fourth quarter of 1993 also led to a reduction in ore reserves. As of December 31, 1993, the contained proven/probable ore reserves were reduced to 6.7 million tons at an average grade of 0.037 ounce of gold per ton of ore containing 250,000 ounces of gold. The change in tonnage and grade resulted in a reduction of proven/probable reserves of approximately 296,000 contained gold ounces. As a result, Amax Gold recorded a $23.6 million pre-tax ($15.6 million after tax) write-down of its Sleeper investment as of December 31, 1993. In addition, a portion of the remaining Sleeper ore reserve contains high clay content material which is expected to have adverse impacts on operating costs and recoveries.

  In connection with the change in ownership from Amax to Cyprus Amax, Amax Gold made management changes, reduced staff levels and relocated its headquarters office to the Cyprus Amax headquarters office. The 1993 costs relating to these restructuring activities were not significant.

  Exploration expenses for 1992 were net of $11.2 million of exploration expenses on the Haile and Guanaco projects which were capitalized and restored to earnings, representing $8.9 million of 1991 exploration expenses and $2.3 million of 1992 exploration expenses. Under the accounting policy in effect in 1992, Amax Gold charged exploration expenses against earnings until a property became exploitable, at which time all of the prior year exploration expenses for such property were capitalized and restored to earnings. Effective January 1, 1993, the Company changed this accounting policy whereby exploration expenses are expensed in the period incurred until such time as a property becomes exploitable, with subsequent expenditures being capitalized. For 1993, the Company recognized a $13.4 million after tax charge (net of a deferred tax benefit of $4.5 million) relating to the cumulative effect from such accounting change for periods prior to 1993. Excluding the exploration expenditures on the Haile and Guanaco projects for 1992 and 1991, exploration expenditures were $5.2 million in 1993 compared to $6.7 million in 1992 and $5.1 million in 1991.

  Interest expense rose to $8.5 million in 1993 from $2.3 million in 1992 and $.4 million in 1991. These increases were primarily the result of a higher average debt balance each year which was partially offset by the capitalization of a portion of the 1992 interest expense while the Hayden Hill and Guanaco mines were in the construction and development phase.

  Income tax benefits of $33.8 million were recognized in 1993 as a result of the deferred tax effects of asset write-downs combined with estimated tax losses for 1993. The amount of 1993 tax loss was partially offset by the tax effects of the gain on the Waihi transaction. The 1992 income tax provision increased by $.9 million compared to the net income tax provision for 1991, despite lower earnings for 1992. This was due to a $4.6 million tax benefit being recognized in 1991 under a tax sharing agreement with Amax for which there was no comparable amount in 1992. Beginning January 1, 1992, Amax Gold was no longer included in the consolidated income tax return of Amax and, as a result, the tax sharing agreement was terminated as of the close of business on December 31, 1991. Excluding the 1991 benefit from the tax sharing agreement, Amax Gold's effective tax rate for 1991 was 34% compared to 28% for both 1992 and 1993.

  Accounting changes as a result of new accounting standards included Statement of Financial Accounting Standards No. 112 which Amax Gold adopted in 1993, effective January 1, 1993, and Statement of Financial Accounting Standards No. 106 which Amax Gold adopted in 1992, effective January 1, 1992. The cumulative effect of the 1993 accounting change for periods prior to 1993 was $1.8 million (net of a deferred tax benefit of $1 million). The cumulative effect of the 1992 accounting change for periods prior to 1992 was $1.5 million (net of a deferred tax benefit of $.9 million).

                        LIQUIDITY AND FINANCIAL POSITION

  For 1993 the Company had negative operating cash flow of $23.2 million primarily due to lower mill head grades at the Sleeper and Hayden Hill mines, high start-up costs for the heap leach production from the Guanaco Mine and higher interest expenditures resulting from increased debt levels. The negative operating cash flow for 1993, together with $24.6 million of capital, cash acquisition and investment expenditures and $31.6 million of debt principal repayments were funded with existing cash balances of $23.7 million, $59.2 million of additional borrowings and net cash proceeds from the Waihi transaction of $7.8 million. At December 31, 1993, Amax Gold had working capital of $.3 million compared to $.2 million at December 31, 1992.

  For 1993, the $24.6 million of capital expenditures and Refugio cash acquisition and investment costs exclude $21.1 million of Refugio acquisition costs that were funded through the issuance of 3.15 million shares of Amax Gold common stock. The 1993 capital and acquisition cash outlay consisted of $7.7 million of Guanaco construction and development costs, $6.7 million of Fort Knox development costs, an aggregate of $6.5 million of sustaining capital at the Sleeper, Hayden Hill and Waihi mines, $2.5 million of Haile development costs and $1.2 million of Refugio cash acquisition and investment costs.

  Capital expenditures at the Sleeper, Hayden Hill and Guanaco mines for 1994 are currently estimated to be approximately $12.5 million. Fort Knox and Refugio construction and development expenditures for 1994 are currently estimated to be approximately $12 million and $26 million, respectively, subject to securing the necessary financing.

  In 1993, Amax Gold incurred borrowings of $59.2 million, of which $30 million represented working capital gold loans, or 89,615 gold ounces (referred to as "the Gold Loans"), $24.7 million represented borrowings from Amax under a demand promissory note payable (referred to as "the Cyprus Note") and $4.5 million represented a refinancing of a portion of the Chilean short-term bridge loans. Repayments of outstanding indebtedness in 1993 totalled $31.6 million, which represented $15.6 million under the Hayden Hill financing, $10 million of outstanding working capital gold loans (or 29,600 gold ounces), $1.5 million of outstanding Chilean debt, which was assumed in connection with the 1992 Guanaco acquisition, and $4.5 million of Chilean short-term bridge loans which were refinanced through another Chilean bank. The $15.6 million repayment under the Hayden Hill financing represented $9.6 million of scheduled amortization payments and a $6 million voluntary prepayment utilizing a portion of the Waihi transaction proceeds.

  At December 31, 1993, Amax Gold had total outstanding debt obligations of $151.6 million, representing $51.9 million under the Hayden Hill loan facility, $34.2 million under Chilean short-term bridge loans, $9.2 million under Chilean assumed debt, $30 million under the Gold Loans, $1.6 million (or 4,000 gold ounces) under the Sleeper gold bullion loan agreement and $24.7 million under the Cyprus Note.

  Subsequent to December 31, 1993, various financing activities were undertaken to provide Amax Gold with more financial strength and flexibility to meet its outstanding debt obligations. In February 1994 a commitment letter was signed between Amax Gold and Cyprus Amax to provide Amax Gold with a $100 million convertible line of credit. The outstanding indebtedness under the $100 million convertible line of credit may be repaid by Amax Gold issuing a like amount of convertible preferred stock, which in turn could be converted into Amax Gold common stock at $8.265 per share, which represents a 20% premium to the ten-day average closing price immediately prior to the date the commitment letter was signed. In addition, Amax Gold will have the right to convert the convertible preferred stock into Amax Gold common stock at a maximum price of $8.265 per share and a minimum price of $5.854 per share. Cyprus Amax will have the right to replace the line of credit and any outstanding indebtedness and/or preferred stock with the purchase of $100 million of Amax Gold common stock at a purchase price of $8.265 per share, which represents approximately 12.1 million shares of Amax Gold common stock.

  With respect to the Cyprus Note, in February 1994 Amax Gold's Board of Directors approved the purchase by Cyprus Amax of three million shares of its common stock as repayment of $20.7 million of the outstanding indebtedness under the Cyprus Note. This stock purchase is expected to be completed by the end of March 1994. This share purchase, combined with the potential conversion of the $100 million line of credit into Amax Gold common stock, would increase Cyprus Amax's ownership of Amax Gold outstanding shares to slightly under 50%. At December 31, 1993, the $24.7 million of outstanding indebtedness under the Cyprus Note was classified as long-term based on the three million share purchase approval in payment of $20.7 million of indebtedness and the deferral by Cyprus Amax of the repayment of the remaining balance until 1995. The remaining indebtedness to Cyprus Amax may also be settled through an additional share purchase between Cyprus Amax and Amax Gold.

  Also in March 1994, Amax Gold refinanced $34.2 million of Chilean bridge loans with a $36 million U.S. term loan agreement with two financial institutions, with scheduled amortization payments over a three-year term, commencing in October 1994. This loan is collateralized by guarantees from Amax Gold and, initially, from Cyprus Amax. At December 31, 1993, $33.2 million of the Chilean bridge loans were classified as long-term based upon this refinancing. In February 1994, Cyprus Amax also provided a guarantee for a letter of credit which secures $9.2 million of Chilean assumed debt.

  With respect to the Gold Loans, Cyprus Amax provided a guarantee in February 1994 for $10 million of the $30 million outstanding indebtedness which was scheduled to be repaid in February 1994. The $10 million guarantee allowed Amax Gold to extend the repayment of this loan to February 1995. It is expected that the remaining $20 million of outstanding Gold Loans that are scheduled to be repaid in 1994 will also be extended into 1995 as a result of the $100 million convertible line of credit provided by Cyprus Amax. As a result of the 1994 refinancing activities, the Gold Loans were classified as long-term debt at December 31, 1993.

  Upon completion of definitive documentation for the $100 million convertible line of credit, a portion of this credit line is expected to be designated as support for $30 million of the outstanding indebtedness under the Hayden Hill financing and as replacement for the Cyprus Amax guarantee on the new $36 million Guanaco U.S. term loan. The remaining portion under the line of credit will provide Amax Gold with additional working capital to meet its on-going obligations. Definitive documentation for the $100 million convertible line of credit is expected to be completed by the end of March 1994, subject to possible regulatory delays.

  At December 31, 1993, Amax Gold had 4,000 gold ounces outstanding under the Sleeper gold bullion loan agreement, or $1.6 million. Amax Gold has verbally agreed to repay the outstanding $1.6 million under this loan in February 1995.

  Principal repayment obligations for 1994 aggregate $15.1 million, which includes $11.1 million of scheduled amortization payments under the Hayden Hill financing, $3.0 million of scheduled amortization payments under the outstanding Chilean assumed debt and $1.0 million of scheduled amortization payments under the new Guanaco U.S. term loan.

  Amax Gold and Cyprus Amax are currently in the process of negotiating an exploration joint venture agreement, a non-compete agreement and a services agreement. These agreements are being put in place in order to maximize the value of the strategic alliance between the two companies. The exploration joint venture agreement would result in the two companies pooling their efforts to discover and develop gold properties, with Cyprus Amax providing 75% of initial funding for newly identified gold exploration targets. The non-compete agreement would clarify the terms under which either company could develop and ultimately produce minerals which would be in competition with the other party. The services agreement would provide for certain general and administrative services between Cyprus Amax and Amax Gold in order to take advantage of the synergies between the two companies and to provide both companies with cost savings. Cyprus Amax may also sell to Amax Gold certain of its gold exploration and development properties, subject to the approval of each company's Board of Directors and compliance with stock exchange and possibly other regulatory requirements regarding related party transactions.

  In 1994 Amax Gold expects that its operating mines will generate positive cash flow, conditioned upon the performance of the Hayden Hill, Sleeper and Guanaco mines. With the support of Cyprus Amax through the $100 million convertible line of credit and debt guarantees, Amax Gold will be able to sustain its current operations, its operating mine capital requirements, its current debt service requirements and, to the extent funds are available, exploration and project development costs. Additional financings will be required, however, to fund the total capital required to bring its Fort Knox, Refugio and other development projects into production. While Amax Gold intends to seek additional financings in 1994 to meet its long-term capital requirements, there can be no assurance that all of the required financings can be obtained in the time frame desired.

  Total capital requirements to construct and develop the Fort Knox property in accordance with the preliminary design are currently estimated to be between $250 million and $270 million, in addition to $182 million of capitalized acquisition and development costs as of December 31, 1993. Amax Gold intends to seek financing to fund a significant portion of the required future capital. In February 1994, certain Alaska state permits were received. Upon the issuance of a finding of no significant impact by the U. S. Army Corps of Engineers, which is expected to be received during the first half of 1994, the Company plans to perform detailed engineering for the project, upgrade the access road to the project site and complete the necessary permitting to commence construction. Timing of the construction is dependent on obtaining the final permits, securing financing on acceptable terms and the approval by the Company's Board of Directors.

  Total capital requirements to construct and develop the Refugio project are estimated to be between $120 million and $140 million, of which Amax Gold's share is $60 million to $70 million. This is in addition to Amax Gold's $22.7 million of capitalized exploration and acquisition costs as of December 31, 1993. Amax Gold and its 50% partner are attempting to secure financing to fund a significant portion of the required future capital. Each partner is responsible for its own financing. Timing of development is dependent on securing adequate financing.

  The Haile joint venture will focus on an updated status report and revised reserve estimate incorporating results from the 1993 drilling program, which is expected to be completed in the second quarter of 1994. Depending upon the results and conclusions reached in the updated status report, the project may move into the engineering design phase or additional development drilling may be conducted. Amax Gold's share of 1994 development costs on the Haile project are estimated to be approximately $4 million.

                                    OUTLOOK

  Net losses are expected to continue to be realized in 1994, assuming an average realized selling price of $395 per gold ounce. Depending upon the performance of Hayden Hill, Sleeper and Guanaco, total production and sales volumes for 1994 are expected to increase approximately 10-15% from the production and sales volumes for 1993. However, total costs and operating expenses (including depreciation and depletion) combined with exploration expenditures and interest expense are expected to exceed the expected 1994 sales, resulting in a continuing net loss for 1994. Net losses are expected to be higher in the first quarter of 1994 as the Hayden Hill and Guanaco heap leach operations move toward design capacity. Additionally, the 1994 production, sales volumes and net results are expected to be slightly impacted by declining residual heap leach production from the Wind Mountain operation.

  Unit cash operating costs in 1994 are expected to decline from 1993 levels, primarily as a result of expected increases in production from the Hayden Hill and Guanaco operations. Depreciation and depletion unit costs in 1994 are also expected to decline from 1993 levels primarily due to the write-down of the Sleeper and Hayden Hill assets, which will result in lower unit depreciation and depletion costs in 1994. However, the total average 1994 unit production costs, which include the total average unit cash operating costs and depreciation and depletion costs, are expected to exceed the 1994 average realized price per ounce of gold sold, primarily due to lower production in the first half of 1994 as the Hayden Hill and Guanaco operations move towards design capacity. This is expected to result in an operating loss for 1994. However, Amax Gold expects that its operating mines will generate positive cash flow in 1994.

  General and administrative and exploration expenses are expected to be lower in 1994. Amax Gold made several management changes, reduced its staff, relocated its headquarters office to the Cyprus Amax headquarters office and is in the process of negotiating a services agreement and gold exploration joint venture agreement with Cyprus Amax. These actions are expected to provide savings in general and administrative and exploration expenses.

  Amax Gold expects to realize a 1994 average selling price in the range of $385 to $450 per gold ounce, depending upon the market price for gold. Amax Gold has an active hedging program in place which is intended to provide some protection against low gold market prices while maintaining most of the potential benefit in the event of higher market prices. During the first quarter of 1993, the COMEX market price for gold dropped to a new seven-year low of $326 per ounce, then rose to a high of $407 per ounce on July 29, 1993. As of March 10, 1994, the COMEX market price for gold was $387 per ounce. The 1993 increase in gold market prices has allowed Amax Gold to put in place new hedge positions for a substantial portion of the forecast gold production for 1994 and 1995. Amax Gold believes that, given its current hedge positions, it could realize the benefit from rising market prices for fiscal 1994 and 1995 up to a market price of $450 per gold ounce. Amax Gold also believes it can continue to obtain an average realized sales price for fiscal 1994 and 1995 of at least $385 per ounce if gold market prices decline to as low as $320 per ounce. However, Amax Gold's ability to sustain an average realized price substantially above the market price for fiscal 1996 and beyond may be significantly diminished as its current hedge positions are depleted and new positions are put in place at lower prices.

  Amax Gold's focus for 1994 will be to maximize the operating performance at all of its mines while at the same time attempting to minimize capital and operating cash outlays and to pursue additional financings to advance its development projects at a rate that will yield attractive returns.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Amax Gold Inc.:

  We have audited the accompanying consolidated statements of financial position of Amax Gold Inc. and Subsidiaries (the Company) as of December 31, 1993 and 1992, and the related consolidated statements of operations, changes in capital stock, paid-in capital and retained earnings and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amax Gold Inc. and Subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the consolidated financial statements, during 1993 the Company changed its method of accounting for exploration expenditures and postemployment benefits. As also discussed in Note 1 to the consolidated financial statements, during 1992 the Company changed its method of accounting for precious metals inventory, postretirement benefits and income taxes.

                                          Coopers & Lybrand

Denver, Colorado
February 4, 1994 except for  Note 8 for which the date is  March 18, 1994.

                              REPORT OF MANAGEMENT

Report on Financial Statements and on Internal Control

  Amax Gold Inc. is responsible for the preparation of the consolidated financial statements in the Annual Report on Form 10-K and for the integrity and objectivity of the information presented. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and necessarily include amounts which are estimates and judgments. The fairness of the presentation in these consolidated statements of Amax Gold's operations, financial position, cash flows and changes in capital stock, paid-in capital and retained earnings is audited and reported on by the independent accountants.

  To assist in carrying out the above responsibility, Amax Gold has internal systems which provide for selection of personnel, segregation of duties and maintenance of accounting policies, systems, procedures and related controls. Although no cost-effective system can ensure the elimination of errors, Amax Gold's systems have been designed to provide reasonable but not absolute assurance that assets are safeguarded, that policies and procedures are followed and that the financial records are adequate to permit the production of reliable consolidated financial statements.

  The Audit Committee of the Board of Directors, which is composed of directors who are not officers or employees of Amax Gold, Cyprus Amax Minerals Company or their subsidiaries, meets regularly with senior financial officers and the independent accountants in connection with monitoring the adequacy and integrity of Amax Gold's accounting, financial reporting and internal controls.

                        AMAX GOLD INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1993      1992      1991
                                                  ---------  -------  --------
SALES............................................ $  81,900  $99,700  $128,200
COSTS AND OPERATING EXPENSES--
  Costs applicable to sales......................    79,700   52,800    57,500
  Depreciation and depletion.....................    25,700   21,800    24,700
  Selling, general and administrative expenses...     8,400    8,500     8,000
                                                  ---------  -------  --------
  Total costs and operating expenses.............   113,800   83,100    90,200
                                                  ---------  -------  --------
GROSS OPERATING MARGIN (LOSS)....................   (31,900)  16,600    38,000
GAIN ON WAIHI TRANSACTION........................     8,800      --        --
ASSET WRITE-DOWNS................................   (87,700)     --        --
EXPLORATION EXPENSES, NET........................    (5,200)   2,200   (14,000)
                                                  ---------  -------  --------
EARNINGS (LOSS) FROM OPERATIONS..................  (116,000)  18,800    24,000
  Interest expense...............................    (8,500)  (2,300)     (400)
  Minority interest..............................     1,100      --        --
  Interest income................................       700    1,600     1,700
  Other..........................................      (100)    (100)      --
                                                  ---------  -------  --------
EARNINGS (LOSS) BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGES.........  (122,800)  18,000    25,300
  Income tax (provision) benefit.................    33,800   (5,000)   (8,700)
  Benefit from tax sharing agreement.............       --       --      4,600
                                                  ---------  -------  --------
EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGES..............................   (89,000)  13,000    21,200
  Cumulative effect of accounting changes, net of
   income tax benefits of $5,500 in 1993 and $900
   in 1992.......................................   (15,200)  (1,500)      --
                                                  ---------  -------  --------
NET EARNINGS (LOSS).............................. $(104,200) $11,500  $ 21,200
                                                  =========  =======  ========
PER COMMON SHARE:
  Earnings (loss) before cumulative effect of
   accounting changes............................ $   (1.14) $   .18  $    .35
  Cumulative effect of accounting changes........      (.20)    (.02)      --
                                                  ---------  -------  --------
  Net earnings (loss)............................ $   (1.34) $   .16  $    .35
                                                  =========  =======  ========
DIVIDENDS DECLARED PER COMMON SHARE.............. $     .08  $   .08  $    .08
                                                  =========  =======  ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.......    77,758   73,695    59,995
                                                  =========  =======  ========



  The accompanying notes are an integral part of these consolidated financial statements.

                        AMAX GOLD INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                (DOLLARS IN THOUSANDS EXCEPT PAR VALUE OF STOCK)

                                                      DECEMBER 31, DECEMBER 31,
                                                          1993         1992
                                                      ------------ ------------
                       ASSETS
Cash and equivalents.................................   $  7,500     $ 23,700
Inventories..........................................     16,600       15,100
Other assets.........................................      9,800        7,800
Receivables on open sales contracts..................      4,000          500
                                                        --------     --------
  CURRENT ASSETS.....................................     37,900       47,100
Property, plant and equipment, net...................    315,800      429,800
Refugio equity investment............................     22,700          --
Other assets.........................................      4,600          700
                                                        --------     --------
  TOTAL ASSETS.......................................   $381,000     $477,600
                                                        ========     ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, trade..............................   $  4,000     $  6,700
Accounts payable, affiliates.........................        100        1,000
Accrued and other current liabilities................     16,400       16,300
Reclamation reserve, current portion.................      2,000        2,000
Short-term debt......................................        --        10,000
Current maturities of long-term debt.................     15,100       10,900
                                                        --------     --------
  CURRENT LIABILITIES................................     37,600       46,900
Long-term debt and unearned revenue..................    111,800      103,100
Note payable to Cyprus Amax..........................     24,700          --
Reclamation reserve, noncurrent portion..............      8,600        2,300
Other noncurrent liabilities.........................      8,100        8,000
                                                        --------     --------
  TOTAL LIABILITIES..................................    190,800      160,300
                                                        --------     --------
Deferred income taxes................................     16,900       60,100
                                                        --------     --------
Commitments and contingencies (Notes 9 and 13).......        --           --
                                                        --------     --------
Shareholders' equity:
  Preferred stock, par value $1.00 per share,
   authorized 10,000,000 shares, issued and
   outstanding, none.................................        --           --
  Common stock, par value $.01 per share, authorized
   200,000,000 shares, issued and outstanding
   78,185,057 shares in 1993 and 74,503,819 shares in
   1992..............................................        800          700
  Paid-in capital....................................    150,700      125,500
  Retained earnings..................................     21,800      132,200
  Cumulative translation adjustment..................        --        (1,100)
  Common stock in treasury, at cost (1,991 shares in
   1993 and 4,500 shares in 1992)....................        --          (100)
                                                        --------     --------
  TOTAL SHAREHOLDERS' EQUITY.........................    173,300      257,200
                                                        --------     --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........   $381,000     $477,600
                                                        ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMAX GOLD INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                  YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  1993       1992       1991
                                                ---------  ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
 NET EARNINGS (LOSS)........................... $(104,200) $  11,500  $ 21,200
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
  Asset write-downs............................    87,700        --        --
  Depreciation and depletion...................    25,700     21,800    24,700
  Cumulative effect of accounting changes......    15,200      1,500       --
  Increase in reclamation reserves.............     3,700      1,600     1,000
  Increase (decrease) in deferred taxes........   (34,100)     4,700     3,000
  Gain on Waihi transaction....................    (8,800)       --        --
  Minority interest............................    (1,100)       --        --
  Other, net...................................      (600)       900      (700)
  Capitalization of prior period exploration
   costs.......................................       --      (8,900)      --
 Decrease (increase) in working capital, net of
  effect of investing and financing activities:
  Accrued and other current liabilities........     2,700      2,000     3,100
  Receivables on open sales contracts..........    (3,500)       700      (100)
  Inventories..................................    (2,300)    (5,200)     (100)
  Accounts payable, trade......................    (2,000)    (3,600)    4,400
  Accounts payable, affiliates.................      (900)      (700)   (2,000)
  Other assets.................................      (700)      (400)   (3,600)
                                                ---------  ---------  --------
NET CASH (USED) PROVIDED BY OPERATING
 ACTIVITIES....................................   (23,200)    25,900    50,900
                                                ---------  ---------  --------
INVESTING ACTIVITIES
 Net cash received on Waihi transaction........     7,800        --        --
 Capital and cash acquisition expenditures for
  property, plant and equipment................   (23,400)  (113,700)  (60,000)
 Refugio cash acquisition and investment costs.    (1,200)       --        --
 Other.........................................      (200)      (200)      --
 Repayments from Amax under notes receivable...       --      15,400    13,900
 Fort Knox acquisition costs, net of cash
  acquired.....................................       --         300    (7,600)
                                                ---------  ---------  --------
NET CASH USED BY INVESTING ACTIVITIES..........   (17,000)   (98,200)  (53,700)
                                                ---------  ---------  --------
FINANCING ACTIVITIES
 Proceeds from financings......................    34,500     86,700    25,000
 Advances from Cyprus Amax under notes payable.    24,700        --        --
 Repayments of financings......................   (31,600)       --     (7,900)
 Cash dividends paid...........................    (2,000)    (2,800)   (4,800)
 Other.........................................    (1,700)     2,800      (200)
                                                ---------  ---------  --------
NET CASH PROVIDED BY FINANCING ACTIVITIES......    23,900     86,700    12,100
                                                ---------  ---------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
 EQUIVALENTS...................................       100       (200)     (300)
                                                ---------  ---------  --------
NET INCREASE (DECREASE) IN CASH AND
 EQUIVALENTS...................................   (16,200)    14,200     9,000
Cash and equivalents at January 1..............    23,700      9,500       500
                                                ---------  ---------  --------
CASH AND EQUIVALENTS AT DECEMBER 31 (INCLUDING
 RESTRICTED CASH OF $6,100 IN 1991)............ $   7,500  $  23,700  $  9,500
                                                =========  =========  ========

  The accompanying notes are an integral part of these consolidated financial statements

                        AMAX GOLD INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL STOCK,
                     PAID-IN CAPITAL AND RETAINED EARNINGS
                             (DOLLARS IN THOUSANDS)

                                   COMMON STOCK                         COMMON
                                 ----------------- PAID-IN  RETAINED   STOCK IN
                                   SHARES   AMOUNT CAPITAL  EARNINGS   TREASURY
                                 ---------- ------ -------- ---------  --------
BALANCE AT DECEMBER 31, 1990.... 59,999,982  $600  $  9,900 $ 110,200   $(100)
  Net earnings for the year
   ended December 31, 1991......        --    --        --     21,200     --
  Cash dividends on common
   stock........................        --    --        --     (4,800)    --
                                 ----------  ----  -------- ---------   -----
BALANCE AT DECEMBER 31, 1991.... 59,999,982   600     9,900   126,600    (100)
  Net earnings for the year
   ended December 31, 1992......        --    --        --     11,500     --
  Issuance of common shares for
   acquisitions................. 14,173,253   100   112,500       --      --
  Issuance of common shares
   under dividend reinvestment
   plan.........................    330,584   --      3,100    (3,100)    --
  Cash dividends on common
   stock........................        --    --        --     (2,800)    --
                                 ----------  ----  -------- ---------   -----
BALANCE AT DECEMBER 31, 1992.... 74,503,819   700   125,500   132,200    (100)
  Net earnings (loss) for the
   year ended December 31, 1993.        --    --        --   (104,200)    --
  Issuance of common shares for
   acquisitions.................  3,150,000   100    21,000       --      --
  Issuance of common shares
   under dividend reinvestment
   plan.........................    523,989   --      4,200    (4,200)    --
  Shares issued to non-employee
   directors....................      4,740   --        --        --      --
  Issuance of treasury shares to
   non-employee directors.......      2,509   --        --        --      100
  Cash dividends on common
   stock........................        --    --        --     (2,000)    --
                                 ----------  ----  -------- ---------   -----
BALANCE AT DECEMBER 31, 1993.... 78,185,057  $800  $150,700 $  21,800   $ --
                                 ==========  ====  ======== =========   =====


  The accompanying notes are an integral part of these consolidated financial statements.

                                 AMAX GOLD INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN MILLIONS UNLESS OTHERWISE INDICATED AND
                EXCEPT PER SHARE AMOUNTS AND AMOUNTS PER OUNCE)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  CONSOLIDATED FINANCIAL STATEMENTS include the accounts of Amax Gold Inc. and its more than 50% owned subsidiaries (hereinafter referred to as the Company). Investments in 20 percent to 50 percent owned companies are accounted for by the equity method. The Company includes its pro rata share of assets and liabilities for investments in ventures on a proportionate consolidation basis. All material intercompany balances and transactions have been eliminated.

  PROPERTY, PLANT AND EQUIPMENT are carried at cost, including development expenditures and capitalized interest. Maintenance and repairs are charged to earnings. Expenditures for major betterments are capitalized. Gains and losses on retirements are included in earnings. Depreciation and depletion are computed using the unit of production method based on the estimated ounces of gold to be recovered and an estimated salvage value for certain assets at the end of their useful lives. Mobile equipment and assets which have a useful life which is shorter than the mine life are depreciated on a straight-line basis over estimated useful lives of one to five years. A provision for impairment is provided when a determination has been made that the net book value of mining assets will not be recovered through estimated undiscounted future cash flows.

  EXPLORATION expenditures are charged against earnings in the period incurred. Costs of acquiring exploration mineral rights are deferred and amortized against earnings. Provisions for impairment of exploitable properties not being developed are also charged to expense. The Company changed its accounting policy, effective as of January 1, 1993, from that of subsequently capitalizing and restoring to earnings prior period exploration expenses when a property becomes exploitable, to a policy of expensing exploration expenditures in the period incurred until such time that a property becomes exploitable, with subsequent expenditures being capitalized. This change is believed to better present income from mining activities and follows the predominant practice in the mining industry with respect to accounting for exploration expenses. For the year ended December 31, 1993, the Company recognized a $13.4 million, or $.17 per common share, after tax charge (net of a deferred income tax benefit of $4.5 million) relating to the cumulative effect from such accounting change for periods prior to 1993. The effect of this accounting change on the 1993 period costs was to reduce the 1993 net loss by $4.3 million. The pro forma unaudited results, assuming this 1993 accounting change had been applied retroactively for the prior two fiscal years, are as follows (in millions except per share amounts):

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                                  --------------
                                                                   1992   1991
                                                                  ------ -------
      Earnings from operations................................... $  8.2 $  24.7
      Earnings before cumulative effect of accounting changes.... $  6.4 $  21.9
      Net earnings............................................... $  4.9 $  21.9
      Net earnings per common share.............................. $  .07 $   .36

  GOLD INVENTORY is stated at the lower of aggregate cost, computed on a last-in, first-out (LIFO) basis, or market. Materials and supplies inventories are stated at average cost less reserves for obsolescense. Effective January 1, 1992, the Company revised its procedures to measure precious metal production in the mill carbon circuit. Previously, production was measured in the form of dore bullion. As a result, costs applicable to the gold ounces in the mill carbon circuit are included in inventory. This change results in a better matching of production units with related costs and follows practices which are prevalent in the mining industry. The cumulative effect of the accounting change for prior years (to December 31, 1991) together with the effect of the change for the year ended December 31, 1992 (aggregating approximately $.1 million) was not shown separately as the amounts were insignificant to the Company's results of operations for fiscal 1992.

                                 AMAX GOLD INC.

              (DOLLARS IN MILLIONS UNLESS OTHERWISE INDICATED AND
                EXCEPT PER SHARE AMOUNTS AND AMOUNTS PER OUNCE)

  RECLAMATION, SITE RESTORATION AND CLOSURE COSTS for each producing mine are estimated based primarily upon environmental and regulatory requirements and are accrued and charged over the expected life of each of the Company's mines using the unit of production method. Ongoing environmental and reclamation expenditures are expensed as incurred.

  UNEARNED REVENUE represents payments received for the future delivery of mineral products to be mined. Upon delivery, sales are included in the Company's statements of operations based on the per ounce ratable share of payments received and expenses are included based on production costs.

  FORWARD SALE CONTRACTS AND PUT AND CALL OPTION CONTRACTS are entered into from time to time to hedge the effect of price changes on the Company's precious metals that are produced and sold. The results of such activities are included in sales at the time the hedged production is sold.

  INTEREST RATE swaps, options and caps are entered into as a hedge against interest rate exposure on the Company's financing facilities. The differences to be paid or received on swaps, options and caps are included in interest expense as payments are made or received.

  INCOME TAXES are calculated using the liability method in accordance with the provisions set forth in Statement of Financial Accounting Standards (SFAS) No. 109, which the Company adopted in 1992, effective January 1, 1992. Prior to 1992, income taxes were calculated in accordance with SFAS No. 96. The adoption of SFAS No. 109 in 1992 had no effect on the Company's net earnings. See Note 5 for a further discussion.

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS are calculated in accordance with the provisions set forth in SFAS No. 106, which the Company adopted in 1992, effective January 1, 1992. See Note 4 for a further discussion.

  POSTEMPLOYMENT BENEFITS are calculated in accordance with the provisions set forth in SFAS No. 112, which the Company adopted in 1993, effective January 1, 1993. See Note 4 for a further discussion.

  CASH AND EQUIVALENTS include cash and all highly liquid investments with an original maturity of three months or less. The Company invests cash in time deposits maintained in high credit quality financial institutions. To date, this concentration of credit risk has not affected the Company's operations. Cash flows from hedged production of gold are included in cash flows from operating activities.

2. ACQUISITIONS

  In January 1993, the Company acquired an indirect 50% interest in a Chilean company which, in turn, purchased the Refugio gold development project in Chile. To acquire this interest, the Company issued 3.15 million unregistered shares of common stock of the Company. The acquisition cost approximated $22.2 million, representing $21.1 million in stock and $1.1 million in cash acquisition costs.

3. TRANSACTIONS WITH AFFILIATES

  On November 15, 1993, AMAX Inc. (Amax), a New York corporation which owned approximately 68% of the Company's outstanding common stock, was merged with and into Cyprus Minerals Company, a Delaware corporation. Immediately prior to the merger, Amax distributed to Amax shareholders from the shares then held by Amax approximately 28% of the Company's outstanding common stock. As of December 31, 1993, the merged company, called Cyprus Amax Minerals Company (Cyprus Amax), owned approximately 31.3 million common shares, or approximately 40% of the Company's outstanding common stock.

                                 AMAX GOLD INC.

              (DOLLARS IN MILLIONS UNLESS OTHERWISE INDICATED AND
                EXCEPT PER SHARE AMOUNTS AND AMOUNTS PER OUNCE)

  In connection with the change in ownership, the Company is in the process of negotiating several agreements with Cyprus Amax, including an exploration joint venture agreement, a non-compete agreement and a services agreement. The exploration joint venture agreement would result in the two companies pooling their efforts to discover and develop gold properties, with Cyprus Amax providing 75% of initial funding for newly identified gold exploration targets. The non-compete agreement would clarify the terms under which either company could develop and ultimately produce minerals which would be in competition with the other party. The services agreement would provide for general administrative services between Cyprus Amax and the Company.

  For the years ended December 31, 1993, 1992 and 1991, Amax supplied management services and employee benefits to the Company on a full cost reimbursement basis. These services and employee benefits included insurance coverage for the Company, employee benefit plans (medical and life insurance benefits) and employee pension and thrift plan benefits. In October 1993, the Company established separate medical and life insurance coverage for its employees. Additionally, on November 15, 1993, a separate defined benefit pension plan and thrift plan for Company employees became effective. For the period from January 1, 1993 through November 14, 1993, and for the years ended December 31, 1992 and 1991, Amax charged the Company approximately $.4 million, $1.3 million and $1.0 million for pension costs. For the years ended December 31, 1993, 1992, and 1991, Amax also charged the Company $4.8 million, $4.2 million and $4.1 million for services, insurance and employee benefits other than pensions.

  The Company made advances to Amax during the years ended December 31, 1993, 1992 and 1991 under a demand promissory note receivable bearing interest at the sum of the federal funds rate plus 3/16%. At December 31, 1993, all amounts had been fully repaid. The annualized interest rate on outstanding amounts during the years ended December 31, 1993, 1992 and 1991 was 3.2%, 3.7% and 6.1% respectively. Interest income on these advances was $.2 million, $.5 million and $1.2 million for the years ended December 31, 1993, 1992 and 1991, respectively.

  Amax made loans to the Company during the year ended December 31, 1993 under a demand promissory note payable, bearing interest at the sum of the federal funds rate plus 3/16%. See Note 8 for a further discussion.

4. EMPLOYEE BENEFITS

PENSION PLAN

  Effective November 15, 1993, substantially all Company employees were covered by a non-contributory defined benefit pension plan. The plan provides retirement benefits for employees based generally on years of service and compensation during the last years of employment. Pursuant to the Amax and Cyprus Amax merger agreement, a distribution of the Company's share of pension plan assets will be made from the Cyprus Amax pension plan based on the Company's proportionate share of pension plan liabilities. The pension plan assets are expected to be received on May 15, 1994 and will be used to fund the Company's pension plan. During the period from November 15, 1993 through May 15, 1994, the pension plan assets will earn interest at a rate of 6% per annum, pursuant to the Amax and Cyprus Amax merger agreement. On-going funding for the Company's defined benefit pension plan will be made in accordance with the requirements of ERISA.

                                 AMAX GOLD INC.

              (DOLLARS IN MILLIONS UNLESS OTHERWISE INDICATED AND
                EXCEPT PER SHARE AMOUNTS AND AMOUNTS PER OUNCE)

  Net annual pension cost (including the cost incurred during the period the Company was included in the Amax pension plan) includes the following components:

                                                                           1993
                                                                           ----
      Service cost........................................................ $1.0
      Interest cost.......................................................   .4
      Expected return.....................................................  (.1)
      Net amortization of prior service cost and losses...................   .3
                                                                           ----
      Net periodic expense................................................ $1.6
                                                                           ====

  The following table summarizes the funded status of the plan and the related amounts recognized in the Company's statement of financial position at December 31:

                                                                          1993
                                                                          -----
      Actuarial present value of benefit obligations:
       Accumulated benefit obligation, including vested benefits of $2.2 million.......................................................... $ 3.3
                                                                          =====
      Projected benefit obligation....................................... $(7.0)
      Estimated plan assets at fair value................................   2.1
                                                                          -----
      Estimated plan assets less than projected benefit obligation.......  (4.9)
      Unrecognized prior service cost....................................   1.6
      Unrecognized net loss..............................................   2.1
                                                                          -----
      Accrued pension cost............................................... $(1.2)
                                                                          =====

  The expected long-term rate of return on plan assets and compensation increases assumed were 10% and 5.25%, respectively. The discount rate assumed was 7.5% in determining the actuarial present value of benefit obligations and 8.5% in determining the 1993 net periodic expense.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  The Company also provides certain health care and life insurance benefits for retired employees in the United States. Effective January 1, 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which requires companies to accrue such benefits during the employees' period of service. Prior to 1992, the Company charged these costs to expense as paid. As of January 1, 1992, the Company recognized the full amount of its estimated accumulated postretirement benefit obligation as a cumulative effect of an accounting change. This cumulative amount represented the present value of the estimated future benefits payable to current retirees and a pro rata portion of estimated benefits payable to currently active employees after their retirement. The pre-tax charge to 1992 earnings for the cumulative effect was $2.4 million, with a net earnings effect of $1.5 million.

  Net periodic postretirement benefit costs for the years ended December 31, 1993 and 1992 were insignificant.

                                 AMAX GOLD INC.

              (DOLLARS IN MILLIONS UNLESS OTHERWISE INDICATED AND
                EXCEPT PER SHARE AMOUNTS AND AMOUNTS PER OUNCE)

  The following table sets forth the status of the plans and the related amounts recognized in the Company's statement of financial position at December 31:

                                                                  1993   1992
                                                                  -----  -----
      Accumulated postretirement benefit obligation:
        Retirees................................................. $  .4  $  .3
        Fully eligible active plan participants..................    .1     .1
        Other active plan participants...........................   1.0     .8
                                                                  -----  -----
        Total accumulated postretirement benefit obligation......   1.5    1.2
        Plan assets at fair value................................   --     --
                                                                  -----  -----
        Accumulated postretirement benefit obligation in excess
         of plan assets..........................................  (1.5)  (1.2)
        Unrecognized prior service cost..........................  (1.8)  (2.0)
        Unrecognized net loss....................................    .5     .4
                                                                  -----  -----
        Accrued postretirement benefit cost...................... $(2.8) $(2.8)
                                                                  =====  =====

  The accumulated postretirement benefit obligation was determined using a weighted average annual discount rate of 7.5% in 1993 and 8.5% in 1992. The assumed health care cost trend rate used in 1993 was 14.5% declining gradually to 6.2% for 2008 and thereafter.

  A one percent increase each year in the health care cost trend rate used would have resulted in an insignificant increase in the 1993 aggregate service and interest expense components and the accumulated postretirement benefit obligation at December 31, 1993.

POSTEMPLOYMENT BENEFITS

  The Company also has a number of postemployment plans covering severance, disability income and continuation of health and life insurance for disabled employees. Effective January 1, 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The pre-tax charge to 1993 earnings for the cumulative effect of this accounting change was $2.8 million, with a net earnings effect of $1.8 million.

5. INCOME TAXES

  Beginning January 1, 1987, the Company was included in the consolidated federal income tax return of Amax and made tax payments to Amax under a tax sharing agreement. Under this tax sharing agreement, the Company was not charged for its use of Amax's existing federal net operating loss and investment tax credit carryforwards. The agreement did not include any foreign taxes required to be paid by the Company. On December 31, 1991, the Company and Amax amended the tax sharing agreement such that the federal income tax liability originally charged to the Company by Amax from 1987 to 1991 will be final and will not be affected by audit adjustments, claims for refund, carrybacks, carryovers or amended returns. The tax sharing agreement was terminated as of the close of business on December 31, 1991. As a result of the issuance of the Company's common stock upon the consummation of the Fort Knox acquisition in 1992, the Company was no longer included in the consolidated federal income tax return of Amax or Cyprus Amax, effective January 1, 1992.

                                 AMAX GOLD INC.

              (DOLLARS IN MILLIONS UNLESS OTHERWISE INDICATED AND
                EXCEPT PER SHARE AMOUNTS AND AMOUNTS PER OUNCE)


  The income tax provision (benefit) for the years ended December 31, 1993, 1992 and 1991 was based on earnings (loss) before income taxes and cumulative effect of accounting changes as follows:

                                                            1993    1992  1991
                                                           -------  ----- -----
      United States....................................... $(108.8) $13.3 $26.0
      Foreign.............................................   (14.0)   4.7   (.7)
                                                           -------  ----- -----
                                                           $(122.8) $18.0 $25.3
                                                           =======  ===== =====

  The total income tax provision (benefit) for the years ended December 31, 1993, 1992 and 1991 was included in the financial statements as follows:

                                                               1993   1992  1991
                                                              ------  ----  ----
      Income tax provision (benefit)......................... $(33.8) $5.0  $4.1
      Cumulative effect of accounting changes................   (5.5)  (.9)  --
                                                              ------  ----  ----
      Total net income tax provision (benefit)............... $(39.3) $4.1  $4.1
                                                              ======  ====  ====

  The income tax provision (benefit) for the years ended December 31, 1993, 1992 and 1991 consisted of the following:

                                                              1993   1992 1991
                                                             ------  ---- -----
      Current:
        Federal and state................................... $  --   $ .1 $ 4.8
        Foreign.............................................     .3    .2   1.1
                                                             ------  ---- -----
                                                                 .3    .3   5.9
                                                             ------  ---- -----
      Deferred:
        Federal and state...................................  (39.2)  3.4   2.1
        Foreign.............................................    (.4)   .4    .7
                                                             ------  ---- -----
                                                              (39.6)  3.8   2.8
                                                             ------  ---- -----
      Benefit from tax sharing agreement....................    --    --   (4.6)
                                                             ------  ---- -----
      Total net income tax provision (benefit).............. $(39.3) $4.1 $ 4.1
                                                             ======  ==== =====
      Cash payments (refunds):
        Federal and state taxes............................. $  (.5) $ .6 $ 2.0
        Foreign taxes.......................................     .1    .2   1.1
                                                             ------  ---- -----
                                                             $  (.4) $ .8 $ 3.1
                                                             ======  ==== =====

  The sources of significant temporary differences for the years ended December 31, 1993, 1992 and 1991 consisted of the following:

                                                             1993   1992   1991
                                                            ------  -----  ----
      Exploration and development costs and depreciation... $(29.7) $12.0  $2.8
      Deferred tax benefit from current year net operating
       loss................................................   (8.8)  (6.8)  --
      Other................................................   (3.7)  (1.4)  --
                                                            ------  -----  ----
      Total temporary differences..........................  (42.2)   3.8   2.8
      Valuation allowance..................................    2.6    --    --
                                                            ------  -----  ----
      Total deferred taxes................................. $(39.6) $ 3.8  $2.8
                                                            ======  =====  ====

                                 AMAX GOLD INC.

              (DOLLARS IN MILLIONS UNLESS OTHERWISE INDICATED AND
                EXCEPT PER SHARE AMOUNTS AND AMOUNTS PER OUNCE)

  The components of the net deferred tax liabilities at December 31, 1993 and 1992 were as follows:

                                                                   1993   1992
                                                                   -----  -----
Deferred tax assets:
  Current--
    Liabilities and reserves...................................... $ 1.0  $ 1.1
    Inventory.....................................................   1.4     .9
  Non-current--
    Net operating loss carryforwards..............................  22.4   12.5
    Less: Valuation adjustment....................................  (2.6)   --
    Alternative minimum tax credits...............................   2.8    2.9
    Postretirement benefits other than pensions...................   1.0    1.0
    Postemployment benefits.......................................   1.0    --
    Other liabilities and reserves................................   3.3    1.3
                                                                   -----  -----
      Total deferred tax assets...................................  30.3   19.7
                                                                   -----  -----
Deferred tax liabilities:
  Current--
    Inventory.....................................................    .1     .1
  Non-current--
    Exploration and development costs and depreciation............  35.0   77.8
    Other liabilities and reserves................................   9.8    --
                                                                   -----  -----
      Total deferred tax liabilities..............................  44.9   77.9
                                                                   -----  -----
      Net deferred tax liabilities................................ $14.6  $58.2
                                                                   =====  =====

  The valuation allowance of $2.6 million has been provided to reduce Chilean tax assets because it is likely that a portion of the Chilean tax assets will not be realized.

  The differences between the Company's provision (benefit) for income taxes and taxes at the statutory rate for the years ended December 31, 1993, 1992 and 1991 were as follows:

                                                           1993   1992   1991
                                                          ------  -----  -----
Tax at statutory rate.................................... $(41.7) $ 6.1  $ 8.6
Excess of alternative minimum tax over tax at regular
 statutory rate..........................................    --     --     4.4
State income taxes, net of federal benefit...............   (1.4)    .8    --
Percentage depletion.....................................    (.5)  (2.7)  (4.7)
Exploration and development costs and depreciation.......    --     --    (2.0)
Foreign exploration......................................    --     (.8)   1.9
Waihi transaction gain...................................    3.7    --     --
Valuation allowance for foreign losses with no expected
 tax benefit.............................................    5.1    --     --
Other, principally non-recurring items...................    1.0    1.6     .5
                                                          ------  -----  -----
Income tax...............................................  (33.8)   5.0    8.7
Benefit from tax sharing agreement.......................    --     --    (4.6)
                                                          ------  -----  -----
Income tax provision (benefit)...........................  (33.8)   5.0    4.1
                                                          ------  -----  -----
Income taxes on cumulative effect of accounting changes
 at statutory rate.......................................   (7.0)   (.8)   --
State income taxes, net of federal benefit...............    (.2)   (.1)   --
Valuation allowance for foreign losses with no expected
 tax benefit.............................................    1.7    --     --
                                                          ------  -----  -----
Income tax benefit on cumulative effect of accounting
 changes.................................................   (5.5)   (.9)   --
                                                          ------  -----  -----
Total income tax provision (benefit)..................... $(39.3) $ 4.1  $ 4.1
                                                          ======  =====  =====

                                 AMAX GOLD INC.

              (DOLLARS IN MILLIONS UNLESS OTHERWISE INDICATED AND
                EXCEPT PER SHARE AMOUNTS AND AMOUNTS PER OUNCE)
  At December 31, 1993, the Company had federal tax net operating loss carryforwards of $53.5 million and alternative mininum tax net operating loss carryforwards of $26.7 million expiring in the years 2002-2008 and alternative minimum tax credit carryforwards of $2.8 million with no expiration. At December 31, 1993, the Company also had Chilean tax net operating loss carryforwards of $28 million with no expiration.

  The Omnibus Budget Reconciliation Act of 1993 increased the U.S. federal corporate tax rate from 34% to 35%. The rate change had no effect on the net recorded deferred tax accounts of the Company.

  Net income tax on a separate company basis for the year ended December 31, 1991 would have been substantially the same as the amounts reflected above in income tax, excluding the benefit from the tax sharing agreement.

6. INVENTORIES

  Inventories at December 31, 1993 and 1992 consisted of the following:

                                                                     1993  1992
                                                                     ----- -----
      Precious metals, refined and in-process....................... $ 9.0 $ 7.3
      Materials and supplies........................................   7.6   7.8
                                                                     ----- -----
                                                                     $16.6 $15.1
                                                                     ===== =====

  The market value of the precious metals inventory at December 31, 1993 was $12.6 million, with the excess replacement cost (at market value) over the LIFO basis being $3.6 million.

7. PROPERTY, PLANT AND EQUIPMENT AND WRITE-DOWNS

  The components of property, plant and equipment at December 31, 1993 and 1992 were as follows:

                                                               1993     1992
                                                              -------  -------
      Mining plants and equipment............................ $ 163.2  $ 150.4
      Mining properties......................................   159.9    120.1
      New Zealand joint venture mining properties, plant and
       equipment.............................................     --      14.9
      Development properties and construction-in-progress....   197.9    253.8
                                                              -------  -------
                                                                521.0    539.2
      Less:
        Accumulated depreciation, depletion and 1993 write-
         downs...............................................  (205.2)  (109.4)
                                                              -------  -------
                                                              $ 315.8  $ 429.8
                                                              =======  =======

 Asset write-downs

  The Hayden Hill Mine, which began commercial production in June 1992, experienced unacceptably high unit operating costs due to lower than anticipated mill head grades. A re-evaluation of the operation completed in July 1993 resulted in the downward revision of proven/probable ore reserves of approximately 409,000 contained gold ounces. During the last half of 1993, the mine was reconfigured to operate as a heap leach operation only, with the mill being maintained on stand-by status. As a result of the downward revision of the Hayden Hill ore reserves and the stand-by status of the mill, the Company recorded a $64.1 million pre-tax ($41.9 million after-tax) write-down of the Hayden Hill assets on June 30, 1993. At December 31, 1993, the net book value assigned to the Hayden Hill mill was approximately $24 million. The Company is depreciating a portion of this mill over the life of the Hayden Hill mine based on

                                 AMAX GOLD INC.

              (DOLLARS IN MILLIONS UNLESS OTHERWISE INDICATED AND
                EXCEPT PER SHARE AMOUNTS AND AMOUNTS PER OUNCE) usage. At the end of the Hayden Hill mine life, a residual value for the mill of approximately $20 million is expected which would be classified as an idle asset until the mill is either utilized at another Company operation or sold.

  Mining experience and a reinterpretation of geologic data at the Sleeper Mine during the fourth quarter of 1993 also led to a reduction in proven/probable ore reserves of approximately 296,000 contained gold ounces. As a result, Amax Gold recorded a $23.6 million pre-tax ($15.6 million after-tax) write-down of its Sleeper assets as of December 31, 1993.

 Waihi Transaction

  In June 1993, the Company completed a transaction which resulted in the realization of all future economic benefit from the Company's 33.53% interest in the Waihi Mine in New Zealand, effective April 30, 1993. The Company received cash proceeds of US$15.4 million from the transaction and a commitment to deliver a total of 15,500 ounces of gold over a 5-year period. Following the transaction, the Company sold forward, on a spot-deferred forward basis (which allows the Company to defer the delivery of the gold ounces to a later date at a renegotiated gold price) the 15,500 gold ounces at an average price of $365 per ounce. During the year ended December 31, 1993, the Company recognized a US$8.8 million pre-tax gain on the transaction (including the 15,500 gold ounces sold forward at $365 per ounce).

  The Company's statement of cash flow for the year ended December 31, 1993 reflects the net cash received from the transaction of $7.8 million, which includes the following:

      Cash proceeds received upon completion of transaction............. $15.4
      Cash proceeds for gold ounces received and sold in December 1993..    .6
      Less:
        Cash and cash equivalents for New Zealand companies previously reflected in the consolidated statement of financial position..  (8.0)
        Transaction costs...............................................   (.2)
                                                                         -----
        Net cash received from transaction.............................. $ 7.8
                                                                         =====

8. DEBT AND UNEARNED REVENUE

  The following tables summarize the outstanding borrowings under bank loans and gold loan facilities at December 31, 1993 and 1992 and related principal repayments based on the 1993 balances:

                              AMOUNT OUTSTANDING AT     AMOUNT OUTSTANDING AT
                                DECEMBER 31, 1993         DECEMBER 31, 1992
                            ------------------------- -------------------------
                            CURRENT NONCURRENT TOTAL  CURRENT NONCURRENT TOTAL
                            ------- ---------- ------ ------- ---------- ------
Unearned Revenue:
  Nevada Gold Mining, Inc..  $ --     $  1.6   $  1.6  $ --     $  1.6   $  1.6
Debt:
  Lassen Gold Mining, Inc..   11.1      40.8     51.9    9.4      58.1     67.5
  Compania Minera Amax
   Guanaco.................    4.0      39.4     43.4    1.5      43.4     44.9
  Amax Gold Inc............    --       30.0     30.0   10.0       --      10.0
                             -----    ------   ------  -----    ------   ------
Total unearned revenue and
 debt......................   15.1     111.8    126.9   20.9     103.1    124.0
                             -----    ------   ------  -----    ------   ------
Note payable to Cyprus
 Amax......................    --       24.7     24.7    --        --       --
                             -----    ------   ------  -----    ------   ------
                             $15.1    $136.5   $151.6  $20.9    $103.1   $124.0
                             =====    ======   ======  =====    ======   ======

                                 AMAX GOLD INC.

              (DOLLARS IN MILLIONS UNLESS OTHERWISE INDICATED AND
                EXCEPT PER SHARE AMOUNTS AND AMOUNTS PER OUNCE)

        YEAR
        ENDED
      DECEMBER                                                        PRINCIPAL
         31,                                                          REPAYMENTS
      --------                                                        ----------
       1994.........................................................    $ 15.1
       1995.........................................................      78.6
       1996.........................................................      29.9
       1997.........................................................      28.0
       1998.........................................................       --
                                                                        ------
                                                                        $151.6
                                                                        ======

  The above named obligors, other than the Company, are wholly-owned subsidiaries of the Company except for Compania Minera Amax Guanaco, which is a 90% owned subsidiary.

  The market value of the total outstanding debt and unearned revenue as of December 31, 1993 was $5 million higher than the carrying value of $151.6 million.

 Nevada Gold Mining, Inc.

  As of December 31, 1993, 4,000 ounces of gold, or $1.6 million, remained outstanding under a gold bullion loan agreement for Nevada Gold Mining, Inc. (Nevada Gold), a wholly-owned subsidiary of the Company that owns the Sleeper Mine. The Company has made a verbal agreement to repay the outstanding $1.6 million under this loan in February 1995. Collateral consists of a pledge of all of Nevada Gold's capital stock and a mortgage of all its assets (principally the Sleeper Mine). Interest, payable quarterly, is based on the cost of borrowing gold by the gold lender plus commitment and agency fees. During the years ended December 31, 1993, 1992 and 1991, the annualized interest rate was .7%, 1.8% and 1.0%, respectively. During the years ended December 31, 1993, 1992 and 1991, the Company paid $.1 million, $.2 million and $.4 million in interest expense and fees, respectively.

 Lassen Gold Mining, Inc.

  At December 31, 1993, $51.9 million remained outstanding under a financing agreement for Lassen Gold Mining, Inc. (Lassen Gold), a wholly-owned subsidiary of the Company that owns Hayden Hill. During 1993, Lassen Gold made $15.6 million in principal repayments under this financing, of which $9.6 million represented the scheduled amortization payments and $6 million represented a voluntary prepayment utilizing a portion of the Waihi transaction proceeds (as discussed in Note 7). Collateral for this financing consists of a mortgage on all of the Hayden Hill Mine assets, a pledge of the Lassen Gold stock and a guarantee by the Company. The final maturity date for the facility is December 31, 1997.

  Interest, payable quarterly, is currently based on the London Interbank Offered Rate plus .45%. The annualized interest rate on such loan for the years ended December 31, 1993, 1992 and 1991 was 5.3%, 5.5% and 5.6% respectively. During the years ended December 31, 1993, 1992 and 1991, the Company paid $3.5 million, $3.1 million and $.6 million, respectively, in interest expense and fees on such loan.

                                 AMAX GOLD INC.

              (DOLLARS IN MILLIONS UNLESS OTHERWISE INDICATED AND
                EXCEPT PER SHARE AMOUNTS AND AMOUNTS PER OUNCE)

 Compania Minera Amax Guanaco

  At December 31, 1993, Compania Minera Amax Guanaco (Amax Guanaco), a 90% owned Chilean subsidiary of the Company that owns the Guanaco project, had $34.2 million of indebtedness outstanding under Chilean short-term bridge loans and $9.2 million of outstanding debt owed to a Chilean governmental development agency. During 1993, Amax Guanaco made $1.5 million of scheduled amortization payments under the debt to the Chilean governmental agency. The final maturity date for the $9.2 million of debt to the Chilean governmental agency is August 31, 1996.

  At December 31, 1993, $35.9 million of the outstanding aggregate Chilean debt was collateralized by a stand-by letter of credit and $7.5 million was collateralized by the Company's 90% interest in Amax Guanaco and a guarantee from the Company. Additionally, the stand-by letter of credit was collateralized by a guarantee from the Company.

  For the years ended December 31, 1993 and 1992, the annualized interest rate for the Chilean loans was 9.4% and 8.4%, respectively. During the years ended December 31, 1993 and 1992, interest expense and fees paid on these financings totalled $5 million and $1.4 million, respectively. During the years ended December 31, 1993 and 1992, $.5 million and $2.8 million, respectively, of interest expense and fees on these financings were capitalized. The capitalized interest and fees are being amortized over the life of the project.

  In March 1994, the $34.2 million of outstanding Chilean short-term bridge loans were refinanced by a $36 million U.S. term loan agreement. The final maturity date for this new loan agreement is October 1997, with semi-annual amortization payments commencing in October 1994. This loan is collateralized by guarantees from the Company and, initially, Cyprus Amax. Amounts outstanding under this term loan bear interest at the LIBOR interest rate plus 1.25%. At December 31, 1993, $33.2 million of the short-term Chilean bridge loans were classified as long-term based on this March 1994 refinancing. In February 1994 Cyprus Amax also provided a guarantee for a letter of credit which secures the $9.2 million of debt to the Chilean governmental development agency.

 Amax Gold

  At December 31, 1993, the Company had borrowed 89,615 gold ounces which were sold for $30 million. At December 31, 1993, these ounces were scheduled to be repaid during 1994 as follows:

                                                               GOLD  AMOUNT (IN
      MATURITY DATE                                           OUNCES THOUSANDS)
      -------------                                           ------ ----------
      February 1994.......................................... 30,303  $10,000
      August 1994............................................ 15,129    5,000
      December 1994.......................................... 44,183   15,000
                                                              ------  -------
                                                              89,615  $30,000
                                                              ======  =======

  While the December 31, 1993 market value of the total outstanding ounces borrowed is $5 million higher than the $30 million carrying value (using the spot market price for gold), the Company has contractual agreements with the lenders which set the gold price upon repayment equal to the carrying value plus a 4% average annualized effective rate of interest.

  In February 1994, Cyprus Amax provided a guarantee on $10 million (or 30,303 gold ounces) of the outstanding gold loans. This guarantee allowed the Company to extend the repayment of this obligation to February 1995. Additionally, in February 1994, a commitment letter was signed between the Company and

                                 AMAX GOLD INC.

              (DOLLARS IN MILLIONS UNLESS OTHERWISE INDICATED AND
                EXCEPT PER SHARE AMOUNTS AND AMOUNTS PER OUNCE)
Cyprus Amax to provide the Company with a $100 million convertible line of credit. The outstanding indebtedness under this line of credit may be repaid by the Company issuing a like amount of convertible preferred stock, which in turn could be converted into Company common stock at $8.265 per share, which represents a 20% premium to the ten-day average closing price of the Company's common stock immediately prior to the date the commitment letter was signed. In addition, the Company will have the right to convert the convertible preferred stock into Company common stock at a maximum price of $8.265 per share and a minimum price of $5.854 per share. Cyprus Amax will have the right to replace the line of credit and any outstanding indebtedness and/or preferred stock with the purchase of $100 million of Company common stock at a purchase price of $8.265 per share.
  Upon completion of definitive documentation for the $100 million convertible line of credit, a portion of this credit line is expected to be designated as support for $30 million of outstanding indebtedness under the Lassen Gold financing and as replacement for the Cyprus Amax guarantee on the new $36 million Guanaco U.S. term loan. The remaining line of credit will provide the Company to meet its on-going obligations, including the support of the $30 million of outstanding gold loans. At December 31, 1993, the $30 million of outstanding gold loans were classified as long-term based on the 1994 refinancing activities.

 Note Payable to Cyprus Amax
  Amax made loans to the Company during the year ended December 31, 1993 under a demand promissory note payable, bearing interest at the sum of the federal funds rate plus 3/16%. At December 31, 1993, $24.7 million was outstanding and payable to Cyprus Amax. The annualized interest rate and the interest expense on outstanding amounts was 3.1% and $.1 million, respectively, for the year ended December 31, 1993. In February 1994 the Company's Board of Directors approved the purchase by Cyprus Amax of three million shares of its common stock as repayment of $20.7 million of outstanding amounts under the demand promissory note. This share purchase is expected to be completed by the end of March 1994. This share purchase, combined with the potential conversion of the $100 million line of credit into Company common stock, would increase Cyprus Amax's ownership of the Company's outstanding shares to slightly under 50%. At December 31, 1993, the $24.7 million of outstanding debt was classified as long-term based upon the approval for Cyprus Amax to purchase three million shares in payment of $20.7 million of indebtedness and the deferral by Cyprus Amax of the repayment of the remaining balance until 1995.

9.  HEDGE CONTRACTS
  Precious Metal Hedge Contracts include forward sales contracts, spot deferred forward sales and put and call options. Realization under these contracts is dependent upon the counterparties performing in accordance with the terms of the contracts. The Company does not anticipate nonperformance by the counterparties.
  Forward sales contracts require the future delivery of gold at a specified price. Forward sales contracts that are made on a spot deferred basis allow the Company to defer the delivery of gold under a forward sales contract to a later date at a renegotiated market price, as long as certain conditions are satisfied. Various factors influence the decision to close a spot deferred forward sales contract or to roll the contract forward to a later date. A put option gives the put buyer the right, but not the obligation, to sell gold to the put seller at a predetermined price on or before a predetermined date. A call option gives the call buyer the right, but not the obligation, to buy gold from the call seller at a predetermined price on or before a predetermined date.
  As of December 31, 1993, the Company's outstanding hedge contracts were as follows:

                                                    AVERAGE
                                            GOLD     PRICE
                                           OUNCES  PER OUNCE       PERIOD
                                           ------- ---------       ------
Forward sales contracts(1)................ 320,100   $405    Jan. 1994-Feb. 1994
Option contracts:
  Purchased put options................... 265,500    386    Jan. 1994-Dec. 1995
  Sold put options........................  82,800    343    Jan. 1994-Dec. 1994
  Purchased call options..................  58,000    400    Jan. 1994-Dec. 1994
  Sold call options....................... 402,000    449    Jan. 1994-Dec. 1995

- --------
(1) Represents the net forward sales position which was made primarily on a spot deferred forward basis which allows the Company to defer the delivery of gold ounces to a later date at a renegotiated gold price.

                                 AMAX GOLD INC.

              (DOLLARS IN MILLIONS UNLESS OTHERWISE INDICATED AND
                EXCEPT PER SHARE AMOUNTS AND AMOUNTS PER OUNCE)

  The market value of the Company's forward contracts and put and call option contracts at December 31, 1993 was approximately $6.1 million. Future market valuations for these contracts are dependent on gold market prices, option volatility and interest rates, which can vary significantly. These contracts will be utilized in the future to hedge against declines in gold market prices for the Company's future gold production while maintaining benefits in the event of higher gold market prices.

  Interest Rate Hedge Contracts entered into by the Company consist of interest rate swap, option and cap agreements to reduce the impact of changes in interest rates on its financing facilities. At December 31, 1993, the Company had interest rate swap agreements outstanding with commercial banks having a total principal amount of $60 million, as follows:

                                            FIXED
      BORROWINGS                        INTEREST RATE           PERIOD
      ----------                        -------------           ------
      $10 million......................     5.08%     January 1994
      $10 million......................     4.91%     January 1994
      $10 million......................     4.44%     January 1994-July 1994
      $10 million......................     6.54%     January 1994-November 1994
      $10 million......................     5.95%     January 1994-March 1996
      $10 million......................     4.85%     January 1994-March 1996

  As of December 31, 1993, the Company would pay approximately $.3 million to terminate these interest rate swap agreements, given the market interest rates as of such date. The Company may be exposed to nonperformance by the other parties to such agreements, thereby subjecting the Company to current interest rates on its financings. However, the Company does not anticipate nonperformance by the counterparties.

10. DOMESTIC AND FOREIGN OPERATIONS

  The Company's foreign operations consist of the Guanaco Mine and Refugio gold project in Chile. Effective April 30, 1993, the Company realized the future economic benefit from its interest in the Waihi Mine in New Zealand. The components of the Company's domestic and foreign operations were as follows:

                                                          1993     1992   1991
                                                         -------  ------ ------
      Sales--
        United States................................... $  69.2  $ 90.2 $116.7
        Foreign.........................................    12.7     9.5   11.5
                                                         -------  ------ ------
                                                         $  81.9  $ 99.7 $128.2
                                                         =======  ====== ======
      Earnings (loss) from operations--
        United States................................... $(104.7) $ 14.5 $ 24.9
        Foreign.........................................   (11.3)    4.3   ( .9)
                                                         -------  ------ ------
                                                         $(116.0) $ 18.8 $ 24.0
                                                         =======  ====== ======
      Net earnings (loss)--
        United States................................... $ (84.0) $  7.5 $ 23.6
        Foreign.........................................   (20.2)    4.0   (2.4)
                                                         =======  ====== ======
                                                         $(104.2) $ 11.5 $ 21.2
                                                         =======  ====== ======
      Assets--
        United States................................... $ 294.6  $401.1 $180.2
        Foreign.........................................    86.4    76.5   18.1
                                                         -------  ------ ------
                                                         $ 381.0  $477.6 $198.3
                                                         =======  ====== ======

                                 AMAX GOLD INC.

              (DOLLARS IN MILLIONS UNLESS OTHERWISE INDICATED AND
                EXCEPT PER SHARE AMOUNTS AND AMOUNTS PER OUNCE)

  Substantially all of the Company's 1993, 1992 and 1991 sales were made in Europe, through a wholly-owned subsidiary of the Company. The Company's sales to major customers which exceeded 10% of total sales were $38 million to two customers during 1993, $46.4 million to three customers during 1992 and $57.1 million to three customers during 1991. The Company believes that the loss of any of these customers would have no material adverse impact on the Company because of the active worldwide market for gold.

11. COMMON STOCK

  In February 1992, the Company's Board of Directors approved a Dividend Reinvestment Plan whereby stockholders of the Company may elect to reinvest quarterly dividend payments on all or a portion of the shares held in the name of such electing shareholders in additional shares of the Company's common stock. Three million shares of the Company's common stock are reserved for issuance pursuant to this plan. During 1993, the Company issued 523,989 additional shares of common stock pursuant to this plan, of which 523,637 shares were issued to Amax or Cyprus Amax.

  Earnings per common share have been calculated on the basis of the average common shares outstanding. At December 31, 1993, outstanding Company warrants were not considered in the earnings per share calculation as these were anti-dilutive.

12. STOCK OPTION PLAN

  In October 1992, the Company's Board of Directors approved a stock option plan (the "Plan") for officers and salaried employees of the Company, and reserved three million shares of common stock for issuance pursuant to the Plan during its ten-year term. The Plan was approved by the stockholders of the Company in May 1993. The Plan is administered by a compensation committee of the Company's Board of Directors. These directors are not eligible for options awarded under the Plan.

  On December 3, 1992, 315,825 stock options were granted at $8.75 per share, which represent the fair market value at the date of grant. These options are exercisable during the period which began November 15, 1993 and ends ten years from the date of grant. There were no stock options exercised or granted in 1993.

13. CONTINGENCIES

  Lassen Gold received a letter from the California Regional Water Quality Control Board (the Board) in January 1993, advising that certain violations of waste discharge requirements were occurring at the Hayden Hill Mine pertaining to the tailings pond, process pond and heap leach pad. The alleged violation regarding the tailings pond has since been corrected and the tailings pond is no longer in use since the shutdown of the mill. The Company has submitted two reports to the Board and has continued to work with the Board in addressing the remaining issues, which pertain to the flow rate between the two synthetic liners underlying the heap leach pad and process pond. The Board has the authority, under the waste discharge requirements, to require remediation and/or repair or cessation of leaching operations in affected cells of the leach pad and to require surface impoundments to be taken out of service, drained, and liners repaired. The Company does not currently expect further enforcement action by the Board. A staff representative of the Board has approved the design and construction of two new cells of the leach pad and has approved initial application of cyanide leach solutions on one of the new cells; however, permit modifications may be required prior to construction of additional leach pad cells. Lassen Gold has installed cyanide gas detection wells to monitor for leaks under certain cells of the leach pad system and no gas was detected during the initial monitoring of these wells. Under the facts currently known, the Company does not anticipate any material adverse effect on its financial condition or results of operations from this situation.

                                 AMAX GOLD INC.

              (DOLLARS IN MILLIONS UNLESS OTHERWISE INDICATED AND
                EXCEPT PER SHARE AMOUNTS AND AMOUNTS PER OUNCE)

  The Company is currently accruing reclamation liabilities for the following operations:

                                                              RECLAMATION COSTS
                                                 TOTAL             ACCRUED
                                              ANTICIPATED    -------------------
                                            RECLAMATION COST CURRENT NON-CURRENT
                                            ---------------- ------- -----------
      Sleeper Mine.........................      $ 8.0        $--       $6.6
      Hayden Hill Mine.....................        5.9         --        2.0
      Wind Mountain Mine...................        2.0         2.0       --
                                                 -----        ----      ----
      Total................................      $15.9        $2.0      $8.6
                                                 =====        ====      ====

  The anticipated reclamation costs for the Sleeper, Hayden Hill and Wind Mountain mines are estimates based on current federal and state laws and regulations governing the protection of the environment. The reclamation accrual for the Wind Mountain Mine is shown as current due to the expectation that residual heap leach production will subside in 1994, which is expected to result in the commencement of the final reclamation activities. The anticipated costs of reclamation for the Guanaco Mine, given current Chilean laws and regulations governing the protection of the environment, are not expected to be significant. Changes in the federal, state and Chilean laws and regulations could impact these anticipated reclamation costs.

  The Company's mining and exploration activities are subject to various federal, state and Chilean laws and regulations governing the protection of the environment which are continually changing and generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment. The Company has made, and expects to make in the future, significant expenditures to comply with such laws and regulations.

14. QUARTERLY DATA (UNAUDITED)

  Quarterly earnings data for the years ended December 31, 1993 and 1992 follow:

1993 QUARTERS(1)                                 FIRST   SECOND  THIRD  FOURTH
- ----------------                                 ------  ------  -----  ------
Sales........................................... $ 18.4  $ 23.1  $20.6  $ 19.8
Costs and operating expenses....................   24.9    32.1   29.2    27.6
                                                 ------  ------  -----  ------
Gross operating loss............................   (6.5)   (9.0)  (8.6)   (7.8)
Gain on Waihi transaction.......................    --      8.8    --      --
Asset write-downs...............................    --    (64.1)   --    (23.6)
Exploration expenses............................    (.5)   (1.1)  (1.5)   (2.1)
                                                 ------  ------  -----  ------
Loss from operations............................   (7.0)  (65.4) (10.1)  (33.5)
                                                 ------  ------  -----  ------
Loss before income taxes and cumulative effect
 of accounting changes..........................   (8.5)  (67.6) (11.7)  (35.0)
                                                 ------  ------  -----  ------
Loss before cumulative effect of accounting
 changes........................................   (6.0)  (49.1)  (7.4)  (26.5)
Cumulative effect of accounting changes, net of
 income tax benefit.............................  (15.2)    --     --      --
                                                 ------  ------  -----  ------
Net loss........................................ $(21.2) $(49.1) $(7.4) $(26.5)
                                                 ======  ======  =====  ======
Per common share:
  Loss before cumulative effect of accounting
   changes...................................... $ (.07) $ (.63) $(.10) $ (.34)
  Cumulative effect of accounting changes.......   (.20)    --     --      --
                                                 ------  ------  -----  ------
  Net loss...................................... $ (.27) $ (.63) $(.10) $ (.34)
                                                 ======  ======  =====  ======
Dividends declared per common share............. $  .02  $  .02  $ .02  $  .02
                                                 ======  ======  =====  ======

- --------
(1) Restated for the September 1993 change in exploration accounting policy, effective as of January 1, 1993 and the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits". These restatements resulted in increasing the net loss by $16 million (or $.21 per common share) for the 1993 first quarter and decreasing the net loss by $4.2 million (or $.05 per common share) for the 1993 second quarter.

                                 AMAX GOLD INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)
              (DOLLARS IN MILLIONS UNLESS OTHERWISE INDICATED AND
                EXCEPT PER SHARE AMOUNTS AND AMOUNTS PER OUNCE)

1992 QUARTERS(2)                                    FIRST  SECOND THIRD  FOURTH
- ----------------                                    -----  ------ -----  ------
Sales.............................................. $27.2  $22.7  $22.4  $27.4
Costs and operating expenses.......................  20.2   16.3   18.8   27.8
                                                    -----  -----  -----  -----
Gross operating margin (loss)......................   7.0    6.4    3.6    (.4)
Exploration expenses, net..........................  (3.4)   9.1   (1.6)  (1.9)
                                                    -----  -----  -----  -----
Earnings (loss) from operations....................   3.6   15.5    2.0   (2.3)
                                                    -----  -----  -----  -----
Earnings (loss) before income taxes and cumulative
 effect of accounting change.......................   4.1   15.8    1.2   (3.1)
                                                    -----  -----  -----  -----
Earnings (loss) before cumulative effect of
 accounting change.................................   3.8   11.7     .6   (3.1)
Cumulative effect of accounting change, net of
 income tax benefit................................  (1.5)   --     --     --
                                                    -----  -----  -----  -----
Net earnings (loss)................................ $ 2.3  $11.7  $  .6  $(3.1)
                                                    =====  =====  =====  =====
Per common share:
  Earnings (loss) before cumulative effect of
   accounting change............................... $ .05  $ .16  $ .01  $(.04)
  Cumulative effect of accounting change...........  (.02)   --     --     --
                                                    -----  -----  -----  -----
  Net earnings (loss).............................. $ .03  $ .16  $ .01  $(.04)
                                                    =====  =====  =====  =====
Dividends declared per common share................ $ .02  $ .02  $ .02  $ .02
                                                    =====  =====  =====  =====

- --------
(2) Restated for the January 1, 1992 adoption of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions", which resulted in a net earnings decline of $1.7 million (or $.02 per common share) for the 1992 first quarter and $.1 million for the 1992 third quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning Directors of the Registrant will be contained under the captions "INFORMATION CONCERNING DIRECTORS AND NOMINEES," "OTHER INFORMATION CONCERNING DIRECTORS" and "COMPLIANCE WITH EXCHANGE ACT SECTION 16(A)" in the Company's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders and is incorporated herein by reference. See also "EXECUTIVE OFFICERS" under PART I herein.

ITEM 11. EXECUTIVE COMPENSATION

  Information with respect to Executive Compensation will be contained under the captions "OTHER INFORMATION CONCERNING DIRECTORS," and "INFORMATION CONCERNING EXECUTIVE OFFICERS' COMPENSATION" in the Company's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders and except for the Report of the Compensation Committee of the Registrant's board of directors regarding executive compensation and the Performance Graph contained therein, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information with respect to Security Ownership of Certain Beneficial Owners and Management will be contained under the captions "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS " and "SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS" in the Company's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information with respect to Certain Relationships and Related Transactions will be contained under the captions "INFORMATION CONCERNING DIRECTORS AND NOMINEES" "OTHER INFORMATION CONCERNING DIRECTORS," and "TRANSACTIONS WITH CYPRUS AMAX" in the Company's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders and is incorporated herein by reference. See also ITEM 1 "BUSINESS--INTRODUCTION," "--EXPLORATION AND ACQUISITION ACTIVITIES," and "-- AGREEMENTS WITH CYPRUS AMAX" under PART I herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this report:

                                                                           10-K
                                                                           PAGE
                                                                           ----
      1. Financial Statements
        Report of Independent Accountants.................................  33
        Report of Management..............................................  34
        Consolidated Statements of Operations.............................  35
        Consolidated Statements of Financial Position.....................  36
        Consolidated Statements of Cash Flows.............................  37
        Consolidated Statements of Changes in Capital Stock, Paid-in
         Capital and Retained Earnings....................................  38
        Notes to Consolidated Financial Statements........................  39
      2. Financial Statement Schedules
        Report of Independent Accountants on Schedules.................... S-1
        II--Amounts Receivable from Related Parties and Underwriters,
         Promoters and Employees Other Than Related Parties............... S-2
        IV--Indebtedness of and to Related Parties--Not Current........... S-3
        V--Property, Plant and Equipment.................................. S-4
        VI--Accumulated Depreciation, Depletion and Amortization of
         Property, Plant and Equipment.................................... S-5
        IX--Short-Term Borrowings......................................... S-6
        X--Supplementary Income Statement Information..................... S-7

  All other schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

      3. Exhibits
         See Exhibit Index

  (b) Reports on Form 8-K

      A report on Form 8-K was filed with the Securities and Exchange Commission on November 15, 1993, reporting a change in control of the Company.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Amax Gold Inc.

                                                /s/ Paul J. Hemschoot, Jr.
March 18, 1994                            By__________________________________
                                               (PAUL J. HEMSCHOOT, JR. VICE
                                             PRESIDENT, SECRETARY AND GENERAL
                                                         COUNSEL)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:

              SIGNATURE                         TITLE                DATE

                                        Chairman of the
        /s/ Milton J. Ward               Board, President
- -------------------------------------    and Chief Executive
          (MILTON J. WARD)               Officer (principal
                                         executive officer)
                                         and Director

        /s/ Mark A. Lettes              Vice President and
- -------------------------------------    Chief Financial
          (MARK A. LETTES)               Officer (principal
                                         financial officer)


                                                                March 18, 1994

       /s/ Pamela L. Saxton             Vice President and
- -------------------------------------    Controller
         (PAMELA L. SAXTON)              (principal
                                         accounting officer)

                  *                     Director
- -------------------------------------

            (ALLEN BORN)
                  *                     Director
- -------------------------------------

          (GERALD J. MALYS)
                  *                     Director
- -------------------------------------

         (TIMOTHY J. HADDON)
                  *
- -------------------------------------   Director
       (ROCKWELL A. SCHNABEL)

                  *                     Director
- -------------------------------------

       (VERNON F. TAYLOR, JR.)
                  *                     Director
- -------------------------------------

          (RUSSELL L. WOOD)

                                                /s/ Paul J. Hemschoot, Jr.
                                          *By_________________________________
                                                PAUL J. HEMSCHOOT, JR., AS
                                                     ATTORNEY-IN-FACT

                       REPORT OF INDEPENDENT ACCOUNTANTS

  Our report on the consolidated financial statements of Amax Gold Inc. is included in this Form 10-K on page 33 which includes an explanatory paragraph for a change in accounting method for exploration expenditures and postemployment benefits in 1993, and a change in accounting method for precious metals inventory, postretirement benefits and income taxes in 1992. In connection with our audit of such financial statements, we have also audited the related consolidated financial statement schedules listed in the index on page 56 of this Form 10-K.

  In our opinion, the consolidated financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information required to be included therein.

                                          COOPERS & LYBRAND

Denver, Colorado
February 4, 1994 except for Note 8 for which the date is March 18, 1994.

                                                                     SCHEDULE II

                        AMAX GOLD INC. AND SUBSIDIARIES

              SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES
                   AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES
                           OTHER THAN RELATED PARTIES

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993

                             (DOLLARS IN THOUSANDS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

       COL. A          COL. B    COL. C          COL. D              COL. E
- --------------------------------------------------------------------------------
                                               DEDUCTIONS        ENDING BALANCE
- --------------------------------------------------------------------------------
                      BEGINNING            AMOUNTS     AMOUNTS             NOT
   NAME OF DEBTOR      BALANCE  ADDITIONS COLLECTED  WRITTEN OFF CURRENT CURRENT
- --------------------------------------------------------------------------------
 1993
AMAX Inc. (a)........  $   --    $84,700  $(84,700)     $ --     $   --   $ --
                       =======   =======  ========      =====    =======  =====
 1992
AMAX Inc. (a)........  $15,400   $57,800  $(73,200)     $ --     $   --   $ --
                       =======   =======  ========      =====    =======  =====
 1991
AMAX Inc. (a)........  $29,300   $30,200  $(44,100)     $ --     $15,400  $ --
                       =======   =======  ========      =====    =======  =====

- --------
(a) During 1993, 1992 and 1991, Amax Gold Inc. advanced funds to AMAX Inc. under demand promissory notes receivable. Interest on the notes was at the Effective Federal Funds Rate plus 3/16%.

                                                                     SCHEDULE IV

                        AMAX GOLD INC. AND SUBSIDIARIES

                  SCHEDULE IV--INDEBTEDNESS OF AND TO RELATED
                              PARTIES--NOT CURRENT

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993

                             (DOLLARS IN THOUSANDS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 COL. A                    COL. B    COL. C     COL. D   COL. E
- --------------------------------------------------------------------------------
                                         BALANCE AT --INDEBTEDNESS OF--  BALANCE
             NAME OF PERSON              BEGINNING  ADDITIONS DEDUCTIONS AT END
- --------------------------------------------------------------------------------
 1993
Cyprus Amax Minerals Co.................   $ --      $31,200   $(6,500)  $24,700
                                           =====     =======   =======   =======

- --------
  During 1993, Amax Gold Inc. borrowed funds from Cyprus Amax Minerals Company under demand promissory notes payable. At December 31, 1993, Cyprus Amax Minerals Company owned approximately 40% of Amax Gold's outstanding common stock. In February 1994 approval was granted for Cyprus Amax Minerals Company to purchase three million shares of Amax Gold's common stock at $6.888 per share to repay approximately $20.7 million of the above indebtedness. Interest on the notes was at the Effective Federal Funds Rate plus 3/16%. During 1992 and 1991 Amax Gold Inc. did not have any indebtedness to related parties.

                                                                      SCHEDULE V

                        AMAX GOLD INC. AND SUBSIDIARIES

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993

                             (DOLLARS IN THOUSANDS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

          COL. A             COL. B    COL. C      COL. D      COL. E     COL. F
- ---------------------------------------------------------------------------------
                             BALANCE                                     BALANCE
                               OF     ADDITIONS                 OTHER     AT END
                            BEGINNING    AT                  CHANGES ADD    OF
     CLASSIFICATIONS        OF PERIOD  COST(A)   RETIREMENTS (DEDUCT)(B)  PERIOD
- ---------------------------------------------------------------------------------
 1993
Mining plants and
 equipment................  $150,400  $ 17,000    $ (4,200)   $    --    $163,200
Mining properties.........   120,100    56,600      (3,800)    (13,000)   159,900
New Zealand joint venture
 mining properties, plant
 and equipment............    14,900       200     (13,000)     (2,100)       --
Development properties and
 construction-in-progress.   253,800   (50,400)        --       (5,500)   197,900
                            --------  --------    --------    --------   --------
                            $539,200  $ 23,400    $(21,000)   $(20,600)  $521,000
                            ========  ========    ========    ========   ========
 1992
Mining plants and
 equipment................  $ 94,400  $ 60,400    $   (800)   $ (3,600)  $150,400
Mining properties.........    48,800    69,000         --        2,300    120,100
New Zealand joint venture
 mining properties, plant
 and equipment............    14,700       800         --         (600)    14,900
Development properties and
 construction-in-progress.    76,800   (16,500)        --      193,500    253,800
                            --------  --------    --------    --------   --------
                            $234,700  $113,700    $   (800)   $191,600   $539,200
                            ========  ========    ========    ========   ========
 1991
Mining plants and
 equipment................  $ 79,700  $ 15,000    $   (300)   $    --    $ 94,400
Mining properties.........    43,600     5,400        (200)        --      48,800
New Zealand joint venture
 mining properties, plant
 and equipment............    13,300     1,800         --         (400)    14,700
Development properties and
 construction-in-progress.    39,100    37,800        (100)        --      76,800
                            --------  --------    --------    --------   --------
                            $175,700  $ 60,000    $   (600)   $   (400)  $234,700
                            ========  ========    ========    ========   ========

- --------
Note:
(a) Additions for mining plants and equipment, mining properties and joint venture mining properties, plant and equipment include transfers from construction-in-progress. The construction-in-progress additions reflect the amounts transferred.
(b) Other changes include foreign exchange adjustments, properties acquired with stock or with the assumption of debt and intercompany transfers of equipment. Prior to 1993 other changes included prior year exploration costs that were capitalized and restored to earnings. The accounting policy for exploration was changed in 1993 so that exploration is now expensed in the period incurred until such time that a property becomes exploitable, with subsequent expenditures being capitalized. Other changes for 1993 include the cumulative effect from this accounting change for periods prior to 1993. Mining properties for 1992 includes $2.3 million transferred from other noncurrent assets.

                                                                     SCHEDULE VI

                        AMAX GOLD INC. AND SUBSIDIARIES

              SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993

                             (DOLLARS IN THOUSANDS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

          COL. A            COL. B    COL. C     COL. D      COL. E     COL. F
- -------------------------------------------------------------------------------
                            BALANCE                                    BALANCE
                              AT     ADDITIONS                OTHER     AT END
                           BEGINNING    AT                 CHANGES ADD    OF
     CLASSIFICATIONS       OF PERIOD  COST(A)  RETIREMENTS (DEDUCT)(B)  PERIOD
- -------------------------------------------------------------------------------
 1993
Mining plants and
 equipment................ $ 71,700   $13,100   $ (4,100)    $10,100   $ 90,800
Mining properties.........   30,900    12,200     (3,800)     75,100    114,400
New Zealand joint venture
 mining properties, plant
 and equipment............    6,800       400     (6,400)       (800)       --
                           --------   -------   --------     -------   --------
                           $109,400   $25,700   $(14,300)    $84,400   $205,200
                           ========   =======   ========     =======   ========
 1992
Mining plants and
 equipment................ $ 59,200   $13,200   $   (700)    $   --    $ 71,700
Mining properties.........   24,300     6,600        --          --      30,900
New Zealand joint venture
 mining properties, plant
 and equipment............    5,100     2,000        --         (300)     6,800
                           --------   -------   --------     -------   --------
                           $ 88,600   $21,800   $   (700)    $  (300)  $109,400
                           ========   =======   ========     =======   ========
 1991
Mining plants and
 equipment................ $ 42,600   $16,800   $   (200)    $   --    $ 59,200
Mining properties.........   18,000     6,300        --          --      24,300
New Zealand joint venture
 mining properties, plant
 and equipment............    3,700     1,600        --         (200)     5,100
                           --------   -------   --------     -------   --------
                           $ 64,300   $24,700   $   (200)    $  (200)  $ 88,600
                           ========   =======   ========     =======   ========

- --------
Note:
(a) Depreciation and depletion have been computed using the unit of production method based on the estimated ounces of gold to be recovered and an estimated salvage value for certain assets at the end of their useful lines. Mobile equipment and assets which have a useful life which is shorter than the mine life are depreciated on a straight-line basis over estimated useful lives of one to five years.
(b) Other changes consist primarily of foreign exchange adjustments. Other changes for 1993 also include the cumulative effect of a change in accounting policy concerning exploration expenses for all periods prior to 1993. Other changes for 1993 also include $87,700 related to property write-downs.

                                                                     SCHEDULE IX

                        AMAX GOLD INC. AND SUBSIDIARIES

                             SHORT-TERM BORROWINGS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993

                             (DOLLARS IN THOUSANDS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

         COL. A           COL. B   COL. C    COL. D      COL. E       COL. F
- --------------------------------------------------------------------------------
                                             MAXIMUM     AVERAGE     WEIGHTED
                          BALANCE WEIGHTED   AMOUNT      AMOUNT       AVERAGE
                          AT END  AVERAGE  OUTSTANDING OUTSTANDING INTEREST RATE
  CATEGORY OF AGGREGATE     OF    INTEREST   DURING      DURING       DURING
  SHORT-TERM BORROWINGS   PERIOD    RATE     PERIOD     PERIOD(3)    PERIOD(4)
- --------------------------------------------------------------------------------
 1993
Gold loans (1)........... $   --    -- %     $30,000     $26,400        3.9%
                          =======   ===      =======     =======        ===
 1992
Gold loans (2)........... $10,000   4.1%     $10,000     $ 8,700        3.7%
                          =======   ===      =======     =======        ===

- --------
(1) At December 31, 1993 Amax Gold Inc. had $30 million in borrowings (representing 89,615 gold ounces which were sold for $30 million) that were scheduled to be repaid in 1994. In February 1994 the repayment of $10 million (or 30,303 gold ounces) was extended to 1995. The repayment of the remaining $20 million (or 59,312 gold ounces) is expected to be extended beyond 1994 or refinanced on a long-term basis.
(2) Represented 29,600 outstanding gold ounces which were sold for $10 million. During 1991 Amax Gold did not have any short-term borrowings.
(3) The sum of the amounts outstanding at each month-end divided by the total number of months amounts were outstanding.
(4) The total interest expense applicable to the amounts outstanding at each period (day or month-end) divided by the average balance owing for those periods.

                                                                      SCHEDULE X

                        AMAX GOLD INC. AND SUBSIDIARIES

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993

                             (DOLLARS IN THOUSANDS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           COL. A                                   COL. B
- --------------------------------------------------------------------------------
                                                                  CHARGED TO
                            ITEM                              COSTS AND EXPENSES
- --------------------------------------------------------------------------------
 1993
Maintenance and repairs......................................      $17,600
                                                                   -------
Royalties....................................................        1,400
                                                                   -------
Taxes, other than payroll and income taxes--
  Net proceeds tax...........................................          500
  Sales and use tax..........................................        1,500
  Property tax...............................................        1,200
  Franchise tax..............................................          100
                                                                   -------
                                                                     3,300
                                                                   -------
                                                                   $22,300
                                                                   =======
 1992
Maintenance and repairs......................................      $10,200
                                                                   -------
Royalties....................................................        1,400
                                                                   -------
Taxes, other than payroll and income taxes--
  Net proceeds tax...........................................        1,400
  Sales and use tax..........................................          800
  Property tax...............................................        1,000
  Franchise tax..............................................          200
                                                                   -------
                                                                     3,400
                                                                   -------
                                                                   $15,000
                                                                   =======
 1991
Maintenance and repairs......................................      $12,500
                                                                   -------
Royalties....................................................        1,500
                                                                   -------
Taxes, other than payroll and income taxes--
  Net proceeds tax...........................................        1,800
  Sales and use tax..........................................          800
  Property tax...............................................          500
  Franchise tax..............................................          100
                                                                   -------
                                                                     3,200
                                                                   -------
                                                                   $17,200
                                                                   =======

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
  NUMBER                          EXHIBIT                              PAGE
 -------                          -------                          ------------
  EX-3(i) Restated Certificate of Incorporation of the
          Registrant, dated May 21, 1987, as amended up to and
          including June 24, 1992, filed as Exhibit 1 to
          Registrant's Annual Report on Form 10-K for the year
          ended December 31, 1992 (File No. 1-9620) and
          incorporated herein by reference.
 EX-3(ii) By-laws of the Registrant, adopted on April 2, 1987, as amended up to and including July 30, 1991, filed as
          Exhibit 3(b) to Registration Statement No. 33-43383
          and incorporated herein by reference.
  EX-4(a) Specimen of Warrant Certificate, filed as Exhibit 4 to
          Registrant's Current Report on Form 8-K dated January
          6, 1992 (File No. 1-9620) and incorporated herein by
          reference.
  EX-4(b) Warrant Agreement, dated as of January 6, 1992,
          between Amax Gold Inc. and Manufacturers Hanover Trust
          Company, as Warrant Agent, filed as Exhibit 28(k) to
          Registrant's Current Report on Form 8-K dated January
          6, 1992 (File No. 1-9620) and incorporated herein by
          reference.
 EX-10(a) Management Services Agreement, dated as of June 30,
          1987, between AMAX Inc. and Registrant, filed as
          Exhibit 10.2 to Registration Statement No.
          33-14588 and incorporated herein by reference.
 EX-10(b) Amendment to Management Services Agreement, dated as of November 7, 1989, between AMAX Inc. and Registrant,
          filed as Exhibit 7 to Registrant's Annual Report on
          Form 10-K for the year ended December 31, 1989 (File
          No. 1-9620) and incorporated herein by reference.
 EX-10(c) Exploration Services Agreement, dated as of June 30,
          1987, among AMAX Inc., Registrant and Amax
          Exploration, Inc., filed as Exhibit 10.4 to
          Registration Statement No. 33-14588 and incorporated
          herein by reference.
 EX-10(d) Put and Call Agreement dated as of January 2, 1992, between Registrant and AMAX Inc., filed as Exhibit
          28(c) to Registrant's Registration Statement No. 33-
          43383 and incorporated herein by reference.
 EX-10(e) AMAX Inc.'s Corporate Separation Policy for Subsidiary
          Executives, filed as Exhibit 21 to AMAX Inc.'s Annual
          Report on Form 10-K for the year ended December 31,
          1990 (File No. 1-229-2) and incorporated herein by
          reference.
 EX-10(f) Registrant's Directors' Deferred Compensation Plan,
          filed as Exhibit 10.14.2 to Registration Statement No.
          33-22645 and incorporated herein by reference.
 EX-10(g) Registrant's Excess Benefit Plan, effective as of
          November 15, 1993.
 EX-10(h) Registrant's Deferred Compensation Plan, effective as of November 15, 1993.
 EX-10(i) Registrant's 1992 Stock Option Plan, filed as Exhibit
          A to Registrant's definitive Proxy Statement for the
          1993 Annual Meeting of Stockholders (File No. 1-9620),
          which Exhibit A is incorporated herein by reference.
 EX-10(j) Registrant's Performance Share Plan, filed as Exhibit
          B to Registrant's definitive Proxy Statement for the
          1993 Annual Meeting of Stockholders (File No. 1-9620),
          which Exhibit B is incorporated herein by reference.

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
  NUMBER                          EXHIBIT                              PAGE
 -------                          -------                          ------------
 EX-10(k) Gold Bullion Loan Agreement, dated March 31, 1987, between Nevada Gold Mining, Inc. and various banks,
          filed as Exhibit 10.12.1 to Registration Statement No.
          33-14588 and incorporated herein by reference.
 EX-10(l) Deed of Trust and Security Agreement, dated March 31,
          1987, between Nevada Gold Mining, Inc. and First
          American Title Company of Nevada, filed as Exhibit
          10.12.2 to Registration Statement No. 33-14588 and
          incorporated herein by reference.
 EX-10(m) Pledge and Trust Agreement, dated March 31, 1987,
          between AMAX Inc. and various banks, filed as Exhibit
          10.12.3 to Registration Statement No.
          33-14588 and incorporated herein by reference.
 EX-10(n) Assignment and Assumption Agreement relating to Gold
          Bullion Loan Agreement, dated May 27, 1987, filed as
          Exhibit 10.12.4 to Registration Statement No. 33-14588
          and incorporated herein by reference.
 EX-10(o) Agreement, dated May 27, 1987, between AMAX Inc. and
          Registrant, relating to the Consideration for the
          Assignment and Assumption Agreement, filed as Exhibit
          10.12.5 to Registration Statement No. 33-14588 and
          incorporated herein by reference.
 EX-10(p) Amendment and Supplement to Gold Bullion Loan
          Agreement, dated as of September 2, 1987, between
          Nevada Gold Mining, Inc. and various banks, filed as
          Exhibit 44 to Registrant's Annual Report on Form 10-K
          for the year ended December 31, 1987 (File No. 1-9620)
          and incorporated herein by reference.
 EX-10(q) Amendment to Pledge and Trust Agreement, dated as of
          September 2, 1987, between Nevada Gold Mining, Inc.
          and various banks, filed as Exhibit 45 to Registrant's
          Annual Report on Form 10-K for the year ended December
          31, 1987 (File No. 1-9620) and incorporated herein by
          reference.
 EX-10(r) Supplemental Deed of Trust and Security Agreement,
          dated as of September 2, 1987, between Nevada Gold
          Mining, Inc. and First American Title Company of
          Nevada, filed as Exhibit 46 to Registrant's Annual
          Report on Form 10-K for the year ended December 31,
          1987 (File No. 1-9620) and incorporated herein by
          reference.
 EX-10(s) Amendment and Consent, dated as of February 28, 1991, to the Gold Bullion Loan Agreement, the Deed of Trust
          and Security Agreement and the Pledge and Trust
          Agreement, referenced above as Exhibits 10(k), 10(l)
          and 10(m), respectively, filed as Exhibit 37 to
          Registrant's Annual Report on Form 10-K for the year
          ended December 31, 1991 (File No. 1-9620) and
          incorporated herein by reference.
 EX-10(t) Amendment and Consent, dated as of December 11, 1992, to the Gold Bullion Loan Agreement and Pledge and
          Trust Agreement, referenced above as Exhibits 10(k)
          and 10(m), respectively, filed as Exhibit 30 to
          Registrant's Annual Report on Form 10-K for the year
          ended December 31, 1992 (File No. 1-9620) and
          incorporated herein by reference.
 EX-10(u) Supplemental Deed of Trust and Security Agreement,
          dated as of December 11, 1992, between Nevada Gold
          Mining, Inc. and First American Title Company of
          Nevada, filed as Exhibit 31 to Registrant's Annual
          Report on Form 10-K for the year ended December 31,
          1992 (File No. 1-9620) and incorporated herein by
          reference.

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
  NUMBER                          EXHIBIT                              PAGE
  -------                         -------                          ------------
  EX-10(v) Mining Lease, dated as of April 2, 1987, between Amax
           Exploration, Inc. and TMB Associates, relating to the
           Wind Mountain mine, including Assignment to the
           Company and related documents, filed as Exhibit 10.25
           to Registration Statement No. 33-22645 and
           incorporated herein by reference.
  EX-10(w) Amendment to Mining Lease, dated August 4, 1988,
           between TMB Associates and Registrant, amending the
           Mining Lease referenced as Exhibit 10(v) above, filed
           as Exhibit 46 to Registrant's Annual Report on Form
           10-K for the year ended December 31, 1990 (File No.
           1-9620) and incorporated herein by reference.
  EX-10(x) Lease dated August 22, 1983, between Joe Munkhoff and
           Delphina Munkhoff and Tim Watt, d/b/a Fischer Watt
           Mining Company, relating to the Hayden Hill mine,
           with Addendums and Assignments to Lassen Gold Mining,
           Inc., filed as Exhibit 32 to Registrant's Report on
           Form 10-K for the year ended December 31, 1992 (File
           No. 1-9620) and incorporated herein by reference.
  EX-10(y) Bullion Loan Agreement, dated as of March 21, 1991, between Lassen Gold Mining, Inc., Registrant, and
           various banks relating to the financing of the Hayden
           Hill mine, filed as Exhibit 1 to Registrant's From
           10-Q for the Quarter ended March 31, 1991 (File No.
           1-9620) and incorporated herein by reference.
  EX-10(z) Deed of Trust, Mortgage, Security Agreement (Personal
           Property Including Mineral Ore and Products Thereof),
           Assignment of Production and Fixture Filing, dated as
           of March 21, 1991, between Lassen Gold Mining, Inc.
           and Ticor Title Insurance Company of California,
           filed as Exhibit 2 to Registrant's Form 10-Q for the
           Quarter ended March 31, 1991 (File No. 1-9620) and
           incorporated herein by reference.
 EX-10(aa) First Amendment to Deed of Trust described in Exhibit
           10(z), dated as of September 30, 1991, between Lassen
           Gold Mining, Inc. and Ticor Title Insurance Company
           of California, filed as Exhibit 62 to Registrant's
           Annual Report on Form 10-K for the year ended
           December 31, 1991 (File No. 1-9620) and incorporated
           herein by reference.
 EX-10(bb) Security Agreement, dated as of March 21, 1991,
           between Lassen Gold Mining, Inc. and The Chase
           Manhattan Bank, N.A., as Agent for various banks,
           filed as Exhibit 3 to Registrant's Form 10-Q for the
           Quarter ended March 31, 1991 (File No. 1-9620) and
           incorporated herein by reference.
 EX-10(cc) Guarantee and Pledge Agreement, dated as of March 21,
           1991, between Registrant and The Chase Manhattan
           Bank, N.A., as Agent for various banks, filed as
           Exhibit 4 to Registrant's Form 10-Q for the Quarter
           ended March 31, 1991 (File No. 1-9620) and
           incorporated herein by reference.
 EX-10(dd) Martha Hill Joint Venture Agreement, dated July 17,
           1987, among Amax Gold Mines New Zealand Limited, AUAG
           Resources Limited, Welcome Gold Mines Limited,
           Goodman Mining Limited and Waihi Gold Mining Company
           Limited, relating to the Waihi mine, filed as Exhibit
           10.8.3 to Registration Statement No. 33-14588 and
           incorporated herein by reference.
 EX-10(ee) Modification, dated April 3, 1991, to the Martha Hill
           Joint Venture Agreement, filed as Exhibit 2 to
           Registrant's Form 10-Q for the Quarter ended June 30,
           1991 (File No. 1-9620) and incorporated herein by
           reference.

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
  NUMBER                          EXHIBIT                              PAGE
  -------                         -------                          ------------
 EX-10(ff) Share Sale Agreement dated 4 June 1993 between the
           Registrant and Waihi Financing Limited, relating to
           the Waihi mine.
 EX-10(gg) Share Subscription Agreement dated 4 June 1993
           between ACM (New Zealand) Limited, Waihi Financing
           Limited and the Registrant, relating to the Waihi
           mine.
 EX-10(hh) Call Option Agreement dated 4 June 1993 between the
           Registrant and Poseidon Gold Limited, relating to the
           Waihi mine.
 EX-10(ii) Deed of Guarantee dated 4 June 1993 between the
           Registrant and Poseidon Gold Limited, relating to the
           Waihi mine.
 EX-10(jj) Deed of Indemnity dated 4 June 1993 between the
           Registrant and ACM (New Zealand) Limited, relating to
           the Waihi mine.
 EX-10(kk) Letter dated June 4, 1993, from Poseidon Gold Limited to the Registrant relating to the Waihi mine and the
           transactions evidenced by Exhibits 10(ff) through
           10(jj) above.
 EX-10(ll) Amendment (dated May 16, 1991) to Leasing Agreement between Empresa Nacional de Mineria ("ENAMI") and
           Minera Guanaco Limitada covering Guanaco project
           mineral claims--including transfer of Leasing
           Contract from Sociedad Contractual Minera Guanaco to
           Compania Minera Amax Guanaco and ENAMI, filed as
           Exhibit 1 to Registrant's Form 10-Q for the Quarter
           Ended June 30, 1992 (File No. 1-9620) and
           incorporated herein by reference.
 EX-10(mm) Lease Agreement dated June 21, 1946 between James P.
           Beckwith and Haile Mines, Inc., covering the
           principal mineral rights for the Haile project--
           including Assignment of Interest in Lease dated May
           1, 1992 by and between Mineral Mining Company, Inc.
           and Lancaster Mining Company, Inc., filed as Exhibit
           2 to Registrant's Form 10-Q for the Quarter ended
           June 30, 1992 (File No. 1-9620) and incorporated
           herein by reference.
     EX-18 Letter dated September 15, 1993, from the Company's
           independent accountants regarding their concurrence
           that a newly adopted method of accounting for
           exploration expenditures, expensing such expenditures
           in the period incurred until such time as a property
           becomes exploitable with subsequent expenditures
           being capitalized, is preferable to the method
           previously applied, filed as an exhibit to the
           Registrant's Form 8-K dated September 15, 1993 (File
           No. 1-9620) and incorporated herein by reference.
     EX-21 Subsidiaries of Registrant.
  EX-23(a) Consent of Coopers & Lybrand to the incorporation by reference in Registrant's Registration Statements No.
           33-43076, No. 33-43383, and No. 33-36612 of certain
           reports of the firm described therein.
  EX-23(b) Consent of Derry, Michener, Booth & Wahl to the
           incorporation by reference in Registrant's
           Registration Statements No. 33-43076, No. 33-43383,
           and No. 33-36612 of certain reports of the firm
           described therein.
     EX-24 Powers of Attorney.

                                   APPENDIX
                          Graphic and Image Material

  A map depicting the location of the Company's mines and projects appears on page 2. The locations are described in Part I, Item 1. "Business."