Form 10-Q
period 1994-03-31
AMAX GOLD INC
filed 1994-05-16
CIK 814577

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period            MARCH 31, 1994
       ended                       ____________________________

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to _________________

                        Commission file number      1-9620
                                                --------------

                                AMAX GOLD INC.
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   DELAWARE                                   06-1199974
- - --------------------------------------------------     ------------------------
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                  Identification No.)

   9100 EAST MINERAL CIRCLE, ENGLEWOOD, COLORADO                 80155
- - ---------------------------------------------------    ------------------------
     (Address of principal executive offices)                 (Zip Code)
(Registrant's telephone number, including area code)        (303) 643-5500
                                                       ------------------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----    -----

  COMMON STOCK OUTSTANDING, $0.01 PAR VALUE, AS OF MAY 13, 1994 - 78,202,502
                                    SHARES
- - --------------------------------------------------------------------------------


                                 Total Pages - 200
                       Exhibit Index Located on Page 22

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                                 AMAX GOLD INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
- - --------------------------------------------------------------------
                                                   1994       1993
- - --------------------------------------------------------------------
Sales                                             $23,800   $ 18,400
- - --------------------------------------------------------------------
Costs and operating expenses-
 Costs applicable to sales                         21,000     17,100
 Depreciation and depletion                         5,900      5,800
 Selling, general and administrative expenses       1,700      2,000
- - --------------------------------------------------------------------
 Total costs and operating expenses                28,600     24,900
- - --------------------------------------------------------------------
GROSS OPERATING LOSS                               (4,800)    (6,500)
EXPLORATION EXPENSES                                 (300)      (500)
- - --------------------------------------------------------------------
LOSS FROM OPERATIONS                               (5,100)    (7,000)
 Interest expense                                  (2,400)    (1,700)
 Minority interest                                    400          -
 Interest income and other                              -        200
- - --------------------------------------------------------------------
LOSS BEFORE INCOME TAXES
 AND CUMULATIVE EFFECT OF
 ACCOUNTING CHANGES                                (7,100)    (8,500)
 Income tax benefit                                 1,300      2,500
- - --------------------------------------------------------------------
LOSS BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGES                      (5,800)    (6,000)
 Cumulative effect of accounting changes, net
  of income tax benefits of $5,500 in 1993              -    (15,200)
- - --------------------------------------------------------------------
NET LOSS                                          $(5,800)  $(21,200)
====================================================================
PER COMMON SHARE:
 Loss before cumulative                           $ (.07)   $   (.07)
  effect of accounting changes
 Cumulative effect of accounting changes                -       (.20)
- - --------------------------------------------------------------------
 Net loss                                         $ (.07)   $   (.27)
====================================================================
DIVIDENDS DECLARED PER COMMON SHARE               $    -    $    .02

====================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         78,189     77,202
====================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                AMAX GOLD INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
               (DOLLARS IN THOUSANDS EXCEPT PAR VALUE OF STOCK)

                                                                        MARCH 31,   DECEMBER 31,
- - ------------------------------------------------------------------------------------------------
                                                                          1994          1993
================================================================================================
ASSETS                                                                 (UNAUDITED)
 Cash and equivalents                                                    $  4,900       $  7,500
 Inventories                                                               15,900         16,600
 Other assets                                                               9,100          9,800
 Receivables on open sales contracts                                        1,100          4,000
- - ------------------------------------------------------------------------------------------------
  CURRENT ASSETS                                                           31,000         37,900
 Property, plant and equipment, net                                       315,000        315,800
 Refugio equity investment                                                 22,800         22,700
 Other assets                                                               6,900          4,600
- - ------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                           $375,700       $381,000
================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
 Accounts payable, trade                                                 $  3,800       $  4,000
 Accounts payable, affiliates                                                 500            100
 Accrued and other current liabilities                                     15,600         16,400
 Reclamation reserve, current portion                                       2,000          2,000
 Current maturities of long-term debt and unearned revenue                 16,700         15,100
- - ------------------------------------------------------------------------------------------------
  CURRENT LIABILITIES                                                      38,600         37,600
 Long-term debt and unearned revenue                                      110,900        111,800
 Note payable to Cyprus Amax                                               25,400         24,700
 Reclamation reserve, noncurrent portion                                    9,200          8,600
 Other noncurrent liabilities                                               7,900          8,100
- - ------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                       192,000        190,800
- - ------------------------------------------------------------------------------------------------
 Deferred taxes                                                            15,300         16,900
- - ------------------------------------------------------------------------------------------------
 Contingencies                                                                  -              -
- - ------------------------------------------------------------------------------------------------
 Minority interest                                                            700              -
- - ------------------------------------------------------------------------------------------------
 Shareholders' equity:
  Preferred stock, par value $1.00 per share, authorized
   10,000,000 shares, issued and outstanding, none                              -              -
  Common stock, par value $.01 per share, authorized
   200,000,000 shares, issued and outstanding 78,198,638
   shares in 1994 and 78,185,057 shares in 1993                               800            800
  Paid-in capital                                                         150,900        150,700
  Retained earnings                                                        16,000         21,800
  Common stock in treasury, at cost (1,991 shares in 1994 and 1993)             -              -
- - ------------------------------------------------------------------------------------------------
  TOTAL SHAREHOLDERS' EQUITY                                              167,700        173,300
- - ------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $375,700       $381,000
================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                                 AMAX GOLD INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
- - -------------------------------------------------------------------------------
                                                              1994       1993
===============================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                   $ (5,800)  $(21,200)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and depletion                                   5,900      5,800
  Increase in reclamation reserves                               600        500
  Other, net                                                     100        100
  Decrease in deferred taxes                                  (1,300)    (2,800)
  Minority interest                                             (400)         -
  Cumulative effect of accounting changes                          -     15,200
 Decrease (increase) in working capital, net of
  effect of investing and financing activities:
  Receivables on open sales contracts                          2,900       (500)
  Inventories                                                    700        400
  Accounts payable, affiliates                                   400       (600)
  Other assets                                                   300       (900)
  Accrued and other current liabilities                         (600)    (1,000)
  Accounts payable, trade                                       (300)      (200)
- - -------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES               2,500     (5,200)
- - -------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Capital and cash acquisition expenditures for property,
  plant and equipment                                         (4,100)    (8,900)
 Other                                                          (600)         -
 Refugio cash acquisition and investment costs                  (100)    (1,000)
 Advances to Amax under notes receivable                           -    (10,500)
- - -------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                         (4,800)   (20,400)
- - -------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Proceeds from financings                                     49,400     19,600
 Advances from Cyprus Amax under notes payable                   700          -
 Repayments of financings                                    (48,700)    (4,500)
 Deferred financing costs                                     (1,600)         -
 Other                                                          (100)      (800)
 Cash dividends paid                                               -       (500)
- - -------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                (300)    13,800
- - -------------------------------------------------------------------------------
NET DECREASE IN CASH AND EQUIVALENTS                          (2,600)   (11,800)
Cash and equivalents at January 1                              7,500     23,700
- - -------------------------------------------------------------------------------
CASH AND EQUIVALENTS AT MARCH 31                            $  4,900   $ 11,900
===============================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                                 AMAX GOLD INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     (1) FINANCIAL STATEMENT ADJUSTMENTS AND FOOTNOTE DISCLOSURES
         --------------------------------------------------------

         The accompanying financial statements are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made. These financial statements and notes thereto should be read in conjunction with the financial statements and related notes included in the annual report on Form 10-K for Amax Gold Inc. (the "Company") for the fiscal year ended December 31, 1993 on file with the Securities and Exchange Commission (hereinafter referred to as "the Company's 1993 10-K"). All amounts are in United States dollars ("U.S.$") unless otherwise stated.

         As discussed in Note 1 to the Company's 1993 10-K Consolidated Financial Statements, the Company changed its accounting policy from that of subsequently capitalizing and restoring to earnings prior period exploration expenses when a property became exploitable to a policy of expensing exploration expenditures in the period incurred with future expenditures being capitalized at such time that a property becomes exploitable. Accordingly, all of the 1993 periods were restated to reflect the adoption of this policy as of January 1, 1993 and, for the first quarter of 1993, the Company recognized a $13.4 million after tax charge (net of an income tax benefit of $4.5 million) relating to the cumulative effect from such accounting change for periods prior to 1993. Also as discussed in Note 4 to the Company's 1993 10-K Consolidated Financial Statements, effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" which resulted in a 1993 first quarter after tax charge of $1.8 million (net of an income tax benefit of $1.0 million) related to the cumulative effect of this accounting change.

   (2)    INVENTORIES
          -----------
          Inventories consist of the following (in thousands):

                                                        MARCH 31,  December 31,
                                                          1994         1993
                                                        ---------  ------------


             Precious metals refined and in-process      $ 8,600     $ 9,000
             Materials and supplies                        7,300       7,600
                                                         -------      ------
                                                         $15,900     $16,600
                                                         =======     =======

     (3)  PROPERTY, PLANT AND EQUIPMENT
          -----------------------------

          The components of property, plant and equipment are as follows (in thousands):

                                                    MARCH 31,   December 31,
                                                       1994         1993
                                                    ----------  ------------

          Mining plants and equipment              $ 163,600     $ 163,200
          Mining properties                          162,000       159,900
          Development properties and
            construction-in-progress                 200,400       197,900
                                                   ---------     ---------
                                                     526,000       521,000
          Less:
          Accumulated depreciation and depletion
            and 1993 write-downs                    (211,000)     (205,200)
                                                   ---------     ---------
                                                   $ 315,000     $ 315,800
                                                   =========     =========

   (4)    DEBT
          ----

          The following table summarizes the Company's outstanding debt at March 31, 1994 (in thousands):

                                           Current   Noncurrent   Total
                                           --------  ----------  --------

          Unearned Revenue:
            Nevada Gold Mining, Inc.        $ 1,600   $      -   $  1,600
          Debt:
            Lassen Gold Mining, Inc.         11,100     40,800     51,900
            AGI Chile Credit Corp., Inc.      1,000     35,000     36,000
            Amax Gold Inc.                        -     30,400     30,400
            Compania Minera Amax Guanaco      3,000      4,700      7,700
                                            -------   --------   --------
          Total unearned revenue and debt    16,700    110,900    127,600
          Note payable to Cyprus Amax             -     25,400     25,400
                                            -------   --------   --------
                                            $16,700   $136,300   $153,000
                                            =======   ========   ========

          The market value of the total outstanding debt and unearned revenue as of March 31, 1994 was $3.6 million higher than the carrying value of $153 million.

          During the quarter ended March 31, 1994, the Company paid $4.5 million of interest expense and fees, of which $1.6 million was deferred relating to the Chilean debt refinancing discussed below. The annualized interest rate for the $153 million of outstanding debt for the quarter ended March 31, 1994 was 6.2%.

     AGI Chile Credit Corp., Inc.
     ----------------------------

          In March 1994, the Company refinanced $34.2 million of outstanding Chilean short-term bridge loans with a $36 million U.S. term loan agreement through AGI Chile Credit Corp., Inc. (Chile Credit Corp.), a wholly-owned domestic subsidiary of the Company. The final maturity date for this new loan agreement is October 1997, with semi-annual amortization payments commencing in October 1994. Amounts outstanding under this term loan bear interest at the LIBOR interest rate plus 1.25%. This loan is collateralized by guarantees from the Company and, initially, Cyprus Amax Minerals Company (Cyprus Amax). As of March 31, 1994, Cyprus Amax owned approximately 31.3 million common shares, or approximately 40%, of the Company's outstanding common stock.

     In connection with the refinancing, the Company incurred approximately $1.6 million of interest, fees and expenses which were deferred and will be amortized into interest expense over the life of the new loan.


Amax Gold Inc.
- - --------------

     At March 31, 1994, the Company had outstanding borrowings of 86,863 gold ounces which were sold for $30.4 million. These ounces are scheduled to be repaid as follows:


          MATURITY          GOLD         AMOUNT
            DATE           OUNCES    (IN THOUSANDS)
          --------         ------    --------------

          August 1994      15,129        $ 5,000
          December 1994    44,183         15,000
          February 1995    27,551         10,400
                           ------        -------
                           86,863        $30,400
                           ======        =======

     While the March 31, 1994 market value of the total outstanding gold ounces borrowed was $3.6 million higher than the $30.4 million carrying value (using the spot market price for gold as of March 31, 1994), the Company has contractual agreements with the lenders which set the gold price upon repayment equal to the carrying value plus a 4% average annualized effective rate of interest. As a result, the Company does not have any gold market price risk associated with these borrowings.

     During the quarter ended March 31, 1994, Cyprus Amax provided a guarantee on $10 million of outstanding gold loans. This guarantee allowed the Company to borrow 27,551 gold ounces in February 1994, which were sold for $10.4 million, to repay $10 million of outstanding borrowings (or 30,303 gold ounces) due in February 1994. The $10.4 million borrowing is due in February 1995. In April 1994, the Company reduced the $10.4 million borrowing to $10 million, or 25,708 gold ounces. Also during the quarter ended March 31, 1994, the Company borrowed and repaid 7,692 gold ounces, which were sold and repaid for

     $3 million.

          In April 1994, the Company borrowed an additional 7,772 gold ounces which were sold for $3 million. These gold ounces are scheduled to be repaid in June 1994.

          On April 15, 1994, the Company and Cyprus Amax entered into an agreement pursuant to which Cyprus Amax will provide the Company with a $100 million double convertible line of credit. The outstanding indebtedness under this line of credit will bear interest at the LIBOR interest rate plus 0.3% and may be repaid by the Company issuing up to two million shares of a newly created $2.25 Series A convertible preferred stock. The holder of shares of preferred stock will be entitled to receive dividends at an annual rate of $2.25 per share, which will be cumulative, accruing without interest and will be payable in cash in equal semi-annual installments. The Company may elect to pay any dividend due and payable in shares of common stock in lieu of a cash dividend, unless the holder of preferred stock delivers written notice stating that such holder elects to receive cash. The Company will have the right to redeem the convertible preferred stock by issuing up to 12,099,213 shares of the Company's common stock at a maximum price of $8.265 per share and a minimum price of $5.854 per share. In the event the full 12,099,213 common shares have been issued to redeem the preferred stock, any remaining preferred stock would be redeemed with cash in lieu of the common shares if a full redemption is desired by the Company, which would be payable in twelve consecutive substantially equal quarterly installments. Cyprus Amax will have the right to replace the line of credit and any outstanding indebtedness and/or preferred stock with the purchase of 12,099,213 shares of the Company's common stock at a purchase price of $8.265 per share, or $100 million. The $8.265 per common share price represents a 20% premium to the ten-day average closing price of the Company's common stock immediately prior to the February 1994 signing of a commitment letter for the line of credit. The transactions contemplated under this line of credit are subject to stockholder approval. A Consent Solicitation Statement will be filed with the Securities and Exchange Commission and sent to stockholders of record as of May 13, 1994 for their approval of the transactions contemplated under the $100 million line of credit and the purchase by Cyprus Amax of three million Company common shares discussed below. Stockholder approval for these transactions is expected in June or July 1994.

          A portion of this $100 million credit line is expected to be designated as support for $30 million of outstanding indebtedness under the Lassen Gold Mining, Inc. financing and as replacement for the Cyprus Amax guarantee on the new $36 million Chile Credit Corp. U.S. term loan. The remaining line of credit will be available for working capital to enable the Company to meet its on-going obligations, including the support of the $30.4 million of outstanding gold loans. At March 31, 1994, the $30.4 million of outstanding gold loans were classified as long-term based on the 1994 refinancing activities.


     Note Payable to Cyprus Amax
     ---------------------------

          At March 31, 1994, $25.4 million was outstanding and payable to Cyprus Amax under a demand promissory note payable. In February 1994, the Company's Board of Directors approved the purchase by Cyprus Amax of three million shares of its common stock as repayment of $20.7 million of the amounts outstanding under such note. This share purchase is evidenced by a Stock Purchase Agreement dated April 15, 1994 and is subject to stockholder approval, as discussed above. The $6.888 per share purchase price for these common shares under the Stock Purchase Agreement represented the ten-day average closing price of the Company's common stock immediately prior to the February 1994 signing of a commitment letter for the purchase of the shares. This share purchase, together with the deferral by Cyprus Amax of the repayment of the remaining balance until 1995, was the basis on which the Company classified the $25.4 million outstanding indebtedness as long-term at March 31, 1994. This share purchase, combined with the potential conversion of the $100 million line of credit into Company common stock, would increase Cyprus Amax's ownership of the Company's outstanding shares to slightly under 50%.


     (5)  HEDGE CONTRACTS
          ---------------

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

     As of March 31, 1994, the Company's outstanding precious metal hedge contracts are as follows:

                                           AVERAGE
                                GOLD        PRICE
                               OUNCES     PER OUNCE            PERIOD
                               -------    ---------            ------
Forward sales contracts/1/   288,600        $410      April 1994 - June 1994
Option contracts:
 Purchased put options       232,000         383      April 1994 - December 1995
 Sold put options             67,500         351      April 1994 - November 1995
 Purchased call options      112,000         424      April 1994 - March 1995
 Sold call options           349,500         459      April 1994 - December 1995


/1/ Represents the net forward sales position which was made primarily on a spot deferred forward basis which allows the Company to defer the delivery of gold ounces to a later date at a renegotiated gold price.

     The market value of the Company's forward contracts and put and call option contracts at March 31, 1994 was approximately $5.0 million and $1.6 million, respectively. Future market valuations for these contracts are dependent on gold market prices, option volatility and interest rates, which can vary significantly. These contracts will be utilized in the future to hedge against continued low gold market prices for the Company's future gold production to provide cash flow for operations while maintaining benefits in the event of higher gold market prices.

     Interest rate hedge contracts entered into by the Company consist of interest rate swap, option and cap agreements to reduce the impact of changes in interest rates on its financing facilities. At March 31, 1994, the Company had five interest rate swap agreements outstanding with commercial banks having a total principal amount of $50 million, as follows:

                                  FIXED
       BORROWINGS             INTEREST RATE              PERIOD
       ----------             -------------    --------------------------
       $10 million                4.44%        April 1994 - July 1994
       $10 million                6.54%        April 1994 - November 1994
       $10 million                4.40%        April 1994 - January 1995
       $10 million                5.95%        April 1994 - March 1996
       $10 million                4.85%        April 1994 - March 1996

     As of March 31, 1994, the Company would pay approximately $.1 million to terminate these interest rate swap agreements, given the market interest rates as of such date. The Company may be exposed to nonperformance by the other parties to such agreements, thereby subjecting the Company to current interest rates on its financings. However, the Company does not anticipate nonperformance by the counterparties.


(6)  CONTINGENCIES
     -------------

     Lassen Gold Mining, Inc. (Lassen Gold), a wholly-owned subsidiary of the Company that owns the Hayden Hill Mine, received a letter from the California Regional Water Quality Control Board (the Board), dated March 25, 1994, advising that, among other things, no new leach pad cells beyond those under construction will be approved by the Board with the current design. An alternative design for future cells is required and leaching operations on future cells will require new waste discharge permits.

     In April 1994, Lassen Gold submitted a conceptual design for future cell construction and a final design document is being developed for submittal, which the Company believes will be acceptable. Formal Board approval of a new waste discharge permit will be sought in the near future to allow Lassen Gold sufficient opportunity to construct new cells in a timely manner. The Company does not anticipate that the foregoing will have a material adverse effect on its financial condition or results of operations.

     The Company's mining and exploration activities are subject to various federal, state and Chilean laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment. The Company has made, and expects to make in the future, significant expenditures to comply with such laws and regulations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------

     The following table sets forth the Company's ounces of gold sold and average realized prices as well as the ounces of gold production and production costs for the periods indicated.

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
- - --------------------------------------------------------------------------------
                                                                1994      1993
================================================================================
SLEEPER MINE:
 Ounces of gold produced                                        25,930    23,096
 Average cost per ounce produced:
  Cash production cost/(1)/                                    $   273   $   318
  Depreciation and depletion/(2)/                                   92       136
- - --------------------------------------------------------------------------------
  Total production cost                                        $   365   $   454
- - --------------------------------------------------------------------------------
WIND MOUNTAIN MINE:
 Ounces of gold produced                                         3,274     6,273
 Average cost per ounce produced:
  Cash production cost/(1)/                                    $   189   $   129
  Depreciation and depletion                                         -         -
- - --------------------------------------------------------------------------------
  Total production cost                                        $   189   $   129
- - --------------------------------------------------------------------------------
HAYDEN HILL MINE:
 Ounces of gold produced                                        11,807    12,063
 Average cost per ounce produced:
  Cash production cost/(1)/                                    $   499   $   653
  Depreciation and depletion/(2)/                                  105       192
- - --------------------------------------------------------------------------------
  Total production cost                                        $   604   $   845
- - --------------------------------------------------------------------------------
GUANACO MINE:
 Ounces of gold produced/(3)/                                   15,592         -
 Average cost per ounce produced:
  Cash production cost/(1)/                                    $   424  $      -
  Depreciation and depletion                                       145         -
- - --------------------------------------------------------------------------------
  Total production cost                                        $   569  $      -
- - --------------------------------------------------------------------------------
WAIHI MINE:
 Ounces of gold produced/(4)/                                        -     6,053
 Average cost per ounce produced:
  Cash production cost/(1)/                                   $      -   $   224
  Depreciation and depletion/(2)/                                    -        49
- - --------------------------------------------------------------------------------
  Total production cost                                       $      -   $   273
- - --------------------------------------------------------------------------------
TOTAL:
 Ounces of gold produced                                        56,603    47,485
 Ounces of gold sold                                            59,408    46,996
 Average price per ounce sold                                  $   401   $   391
 Average cost per ounce produced:/(5)/
  Cash production cost/(1)/                                    $   357   $   366
      Depreciation and depletion/(2)/                              104       121
- - --------------------------------------------------------------------------------
  Total production cost                                        $   461   $   487
================================================================================

(1) Cash production costs include all operating costs at the mine sites, including overhead, and, where applicable, Nevada net proceeds tax, royalties and credits for silver by-products.
(2) In September 1993, the Company changed its accounting policy for exploration expenditures, effective January 1, 1993. Accordingly, the first quarter of 1993 was restated to reflect the adoption of this policy and, as a result, the 1993 unit depreciation and depletion costs are lower.
(3) Production commenced at the Guanaco Mine in April 1993.
(4) Represents the Company's 33.53% share. During June 1993, the Company completed a transaction which resulted in the realization of all future economic benefit from its 33.53% interest, effective April 30, 1993.
(5) Average costs weighted by ounces of gold produced at each mine.

FIRST QUARTER 1994 COMPARED WITH FIRST QUARTER 1993
- - ---------------------------------------------------

     During the first quarter of 1994, the Company recognized a net loss of $5.8 million on revenues of $23.8 million compared to a net loss of $21.2 million on revenues of $18.4 million for the first quarter of 1993. The first quarter of 1993 included a $15.2 million after tax charge relating to the cumulative effect of accounting changes. Before these accounting changes, the loss for the first quarter of 1994 was substantially the same as the loss for the first quarter of 1993. A further discussion of the significant factors affecting the 1994 first quarter results follows.

     Revenues for the 1994 first quarter increased by 29% from the prior year quarter. This increase was due to higher production and sales volumes and a higher average realized selling price. The increased production and sales volumes were primarily attributable to 1994 production from the Guanaco Mine. The Guanaco Mine commenced production in April 1993 and, as a result, there was no production from Guanaco in the first quarter of 1993. The increased production from Guanaco together with increased production from the Sleeper Mine more than offset the elimination of production from the Waihi Mine as a result of a transaction completed in June 1993, declining residual heap leach production from the Wind Mountain Mine and slightly lower production from the Hayden Hill Mine.

     The Company realized an average selling price of $401 per gold ounce in the 1994 first quarter compared to $391 per gold ounce in the 1993 first quarter. The average realized price for both periods included hedging benefits from closing forward sales contracts and gold options at prices above market. The average COMEX gold price for the 1994 first quarter was $384 per ounce compared to $330 per ounce for the 1993 first quarter.

     Production from the Sleeper Mine during the 1994 first quarter increased by 12% over the prior year quarter primarily due to higher average mill head grades and increased mine efficiencies. Sleeper's 1994 first quarter average mill head grade was 0.099 gold ounce per ton compared to 0.077 gold ounce per ton in the 1993 quarter. Total tons mined also increased to approximately 4.7 million tons from approximately 4.0 million tons in the comparable quarter of 1993.

     The Hayden Hill Mine was converted to a heap leach operation during the last half of 1993. As of the end of the first quarter of 1994, the Hayden Hill Mine had not achieved the designed level of production.

     Costs applicable to sales rose by $3.9 million in the 1994 quarter compared to the 1993 quarter, representing a 23% increase, primarily because of higher sales volumes. Overall unit cash production costs decreased from $366 per ounce in the 1993 first quarter to $357 per ounce in the 1994 first quarter. This improvement was primarily the result of increased production from the Sleeper Mine along with lower production costs from Hayden Hill due to the conversion of that mine to a heap leach operation in 1993. These improvements were somewhat offset by high production costs from the Guanaco Mine, which has not yet achieved the optimum level of production due to water shortages, the elimination of the lower cost production from the Waihi Mine and declining residual heap leach production from the Wind Mountain Mine.

     Unit depreciation and depletion costs declined by $17 per gold ounce. Increased depreciation and depletion due to higher production was almost entirely offset by a lower 1994 depreciation rate as a result of 1993 write-downs of the Hayden Hill and Sleeper assets.

     Selling, general and administrative expenses declined from $2.0 million in the first quarter of 1993 to $1.7 million in the first quarter of 1994. On a per gold ounce basis, selling, general and administrative expenses were $30 per gold ounce produced in the 1994 first quarter compared to $42 per gold ounce produced in the 1993 first quarter. These improvements were the result of the management changes, staff reductions and the relocation of the headquarters office to the Cyprus Amax headquarters office.

     Interest expense for the 1994 quarter was $.7 million higher than the 1993 quarter as a result of increased borrowings to fund the Company's operating and development activities together with the capitalization of approximately $.5 million of interest in the 1993 quarter related to the construction of the Guanaco Mine.

     Income tax benefits were recognized at an effective tax rate of 18% for the 1994 quarter compared to 29% for the 1993 quarter. The 1994 quarter reflected higher losses from foreign operations than the 1993 quarter for which deferred tax benefits are not being provided.

     The 1993 quarter reflects a $13.4 million after tax ($17.9 million pre-tax) charge relating to the cumulative effect of a change in the Company's exploration accounting policy for periods prior to 1993 and $1.8 million after tax ($2.8 million pre-tax) charge relating to the adoption of a new accounting standard for postemployment benefits. Both of these accounting policy changes were effective as of January 1, 1993.

                        LIQUIDITY AND FINANCIAL POSITION

     For the first quarter of 1994, the Company had operating cash flow of $2.5 million primarily due to the improved performance of the Sleeper Mine and the continued low cost residual heap leach production from the Wind Mountain Mine, which were somewhat offset by high cost production from both the Guanaco and Hayden Hill mines. The operating cash flow together with existing cash balances were more than sufficient to fund $4.2 million of capital expenditures and Refugio investment costs. However, as a result of the Company's utilization of its current assets to develop its long-term mining assets, the Company had negative working capital of $7.6 million at March 31, 1994 compared to positive working capital of $.3 million at December 31, 1993.

     The $4.2 million capital and investment cash outlay for the March 1994 quarter represented $2.8 million of sustaining capital at the Hayden Hill, Guanaco and Sleeper mines, $1.0 million of Fort Knox development costs, $.3 million of Haile development costs and $.1 million of Refugio investment costs. Capital expenditures for fiscal 1994 are currently estimated to be approximately $38 million, with $10 million representing sustaining capital for the Hayden Hill, Guanaco and Sleeper mines and $28 million representing development expenditures for the Fort Knox, Refugio and Haile projects. The development expenditures are subject to receiving the necessary financing.

     During the quarter ended March 31, 1994, the Company made additional borrowings of $50.1 million, substantially all of which were utilized to refinance existing indebtedness. At March 31, 1994, the Company had outstanding debt obligations of $153 million, up from $151.6 million at December 31, 1993.

     While the Company expects that its operating mines will generate positive cash flow in 1994 (depending upon the performance of its Guanaco, Hayden Hill and Sleeper mines), the Company recognized that it would be unable to service its existing debt obligations and to continue development work on its new projects without raising additional financing. In order to provide the Company with more financial strength and flexibility to meet its outstanding debt obligations, a commitment letter was signed in February 1994 for Cyprus Amax to provide the Company with a $100 million double convertible line of credit. The commitment letter also provided for the issuance of three million shares of the Company's common stock to Cyprus Amax as repayment for approximately $20.7 million of the $25.4 million outstanding amount owed to Cyprus Amax under a demand promissory note as of March 31, 1994. On April 15, 1994, a definitive agreement for the $100 million double convertible line of credit was signed. A Consent Solicitation Statement will be filed with the Securities and Exchange Commission and sent to stockholders for their approval of the transactions contemplated under the $100 million line of credit and the purchase by Cyprus Amax of three million shares of the Company's common stock. Stockholder approval for these transactions is expected in June or July 1994. See Note 4 in Item 1 for a further discussion.

     In addition to the $100 million line of credit and three million common share issuance, as of March 31, 1994 Cyprus Amax had provided $53.7 million of guarantees of the Company's indebtedness. It is expected that upon stockholder approval of the transactions contemplated under the $100 million line of credit, a portion of the line of credit would be designated as replacement for $36 million of such guarantees.

     With the support of Cyprus Amax through the $100 million line of credit, the three million common share issuance and debt guarantees, the Company expects to be able to sustain its current operations, its 1994 operating mine capital requirements and its current debt service requirements. However, additional financings will be required to fund the total capital required to bring its Fort Knox, Refugio and other development projects into production. While the Company intends to seek additional equity and other financings in 1994 to meet its long-term capital requirements, there can be no assurance that all of the required financings can be obtained in the time frame desired.

     Total capital requirements to construct and develop the Fort Knox property in accordance with the preliminary design are currently estimated to be between $250 million and $270 million, in addition to $183 million of capitalized acquisition and development costs as of March 31, 1994. The Company intends to seek institutional financing to fund a significant portion of the required future capital. In February 1994, certain Alaska state permits were received. In May 1994, the U. S. Army Corps of Engineers issued its dredge and fill permit under Section 404 of the Clean Air Act. With this permit, the Company plans to perform detailed engineering for the project, upgrade the access road to the project site and begin initial site preparation. Timing of the construction is dependent on obtaining the final air permits, securing financing on acceptable terms and the approval by the Company's Board of Directors.

     Total capital requirements to construct and develop the Refugio project are estimated to be between $120 million and $140 million, of which the Company's share is $60 million to $70 million. This is in addition to the Company's $22.8 million of capitalized exploration and acquisition costs as of March 31, 1994. The Company and its 50% partner are attempting to secure institutional financing to fund a significant portion of the required future capital. Each partner is responsible for its own financing. Timing of development is dependent on securing adequate financing.

     An updated status report and revised reserve estimate incorporating results from the 1993 drilling program are expected to be completed in the second quarter of 1994 for the Haile joint venture. Depending upon the results and conclusions reached in the updated status report, the project may move into the engineering design phase or additional development drilling may be conducted. The Company's share of 1994 development costs on the Haile project are estimated to be approximately $3 million.

     The 1994 first quarter results indicate improvements from the 1993 results which are expected to continue in fiscal 1994. Production from the Hayden Hill Mine is rising and unit production costs are declining as this heap leach operation moves towards design capacity. Mill head grades at the Sleeper Mine have increased resulting in higher production at lower unit production costs. These operational improvements have somewhat been offset, however, by declining residual heap leach production from the Wind Mountain Mine and an insufficient water supply at the Guanaco Mine. Programs are currently underway to develop additional water supplies for the Guanaco Mine. Despite the expected improvements in operating results for fiscal 1994 compared to fiscal 1993, combined with lower general and administrative expenses and exploration expenditures, net losses are expected to continue to be realized in fiscal 1994, assuming an average selling price of $400 per gold ounce. The expected 1994 net loss is primarily the result of losses from operations as the total 1994 unit production costs, including depreciation and depletion, are expected to exceed the assumed 1994 average realized price per gold ounce sold.

     The Company expects to realize a 1994 average selling price in the range of $390 to $450 per gold ounce, depending upon the market price for gold. The Company has an active hedging program in place which is intended to provide some protection against low gold market prices while maintaining most of the potential benefit in the event of higher market prices. The Company believes that, given its current hedge positions, it could realize the benefit from rising market prices for fiscal 1994 and 1995 up to a market price of $450 per gold ounce. The Company also believes it can continue to obtain an average realized sales price for fiscal 1994 and 1995 of at least $390 per ounce if gold market prices decline to as low as $320 per ounce. However, the Company's ability to sustain an average realized price substantially above the market price for fiscal 1996 and beyond may be significantly diminished as its current hedge positions are depleted and new positions are put in place at lower prices.

     The Company's focus for the remainder of 1994 will be to maximize the operating performance at all of its mines while at the same time attempting to minimize capital and operating cash outlays and to secure the additional financings required to further advance its development properties.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         On February 1, 1994 certain litigation affecting the Registrant, certain other affiliated corporations and several unnamed corporations and individuals which had been filed in the Nevada State Court for Washoe County by TMB Associates ("TMB"), a Nevada general partnership, was effectively terminated as a result of the Court's denial of TMB's motion for reconsideration of the Court's Order of August 1993 which granted Registrant's motion to stay the litigation pending arbitration. This litigation was previously reported in Registrant's Form 10-K for fiscal year ended December 31, 1994 filed with the Securities and Exchange Commission in March 1993. To date, no demand for arbitration has been received by the Company and, at this time, the Company's management does not anticipate any material adverse effect on the Company's financial condition or results of operations from arbitration, if subsequently initiated by TMB.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (A)  EXHIBITS -


              Exhibit No.              Exhibit
              -----------              -------
              EX-10(a)       State of Alaska, Department of
                             Natural Resources, Division of
                             Mining, Upland Mining Lease, dated
                             February 15, 1994.

              EX-10(b)       Fairbanks Gold Mining, Inc.
                             Millsite Permit for Fort Knox Mine
                             Project, dated February 15, 1994.

              EX-10(c)       Term Loan Agreement Among AGI
                             Chile Credit Corp., Inc., NM
                             Rothschild & Sons Limited and
                             Citibank, N.A. - including
                             Continuing Corporate Guaranty of
                             Amax Gold Inc. and Continuing
                             Corporate Guaranty of Cyprus Amax
                             Minerals Company.

              EX-10(d)       Revolving Credit Agreement,
                             dated as of April 15, 1994, by
                             and between Amax Gold Inc. and
                             Cyprus Amax Minerals Company.


              EX-10(e)       Stock Purchase Agreement, dated
                             as of April 15, 1994, among
                             Amax Gold, Inc. and Cyprus Amax
                             Minerals Company.


         (B)  REPORTS ON FORM 8-K -

              (i) Dated March 8, 1994, reporting a change in the Company's independent accountants for fiscal 1994. On March 1, 1994, the Company's Board of Directors, acting on the recommendation of its Audit Committee, decided to appoint Price Waterhouse as the Company's independent accountants for fiscal year 1994, subject to ratification by the stockholders at the Annual Meeting of Stockholders to be held May 5, 1994. Price Waterhouse replaces Coopers & Lybrand who have been the Company's independent accountants since the Company's inception in 1987. Price Waterhouse are the independent accountants for Cyprus Amax and have served as such since 1985. The change was made to realize certain synergies between the Company and Cyprus Amax.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AMAX GOLD INC.



                                   By /s/ Pamela L. Saxton
                                      ---------------------------------------
                                     Pamela L. Saxton
                                     Vice President and Controller (principal
                                      accounting officer)


Dated:  May 13, 1994