Form 10-Q
period 1994-06-30
AMAX GOLD INC
filed 1994-07-22
CIK 814577

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period                  June 30, 1994
       ended                      --------------------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________


                     Commission file number       1-9620
                                             ----------------

                               AMAX GOLD INC.
- - -------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Delaware                                             06-1199974
- - ----------------------------------------------------   ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

      9100 East Mineral Circle, Englewood, Colorado             80112
- - ----------------------------------------------------   ------------------------
         (Address of principal executive offices)             (Zip Code)

(Registrant's telephone number, including area code)        (303) 643-5500
                                                       ------------------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

 Common Stock Outstanding, $0.01 par value, as of July 22, 1994 - 78,221,295
- - --------------------------------------------------------------------------------
 shares
- - -------

                                 Total Pages - 26
                         Exhibit Index Located on Page -25

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

                                                                     Three Months Ended    Six Months Ended
                                                                          June 30,             June 30,
- - ------------------------------------------------------------------------------------------------------------
                                                                      1994       1993       1994      1993
- - ------------------------------------------------------------------------------------------------------------
Sales                                                                $27,900   $ 23,100   $51,700   $ 41,500
- - ------------------------------------------------------------------------------------------------------------
Costs and operating expenses-
 Costs applicable to sales                                            18,900     22,200    39,900     39,300
 Depreciation and depletion                                            7,500      7,700    13,400     13,500
 Selling, general and administrative
   expenses                                                            1,600      2,200     3,300      4,200
- - ------------------------------------------------------------------------------------------------------------
 Total costs and operating expenses                                   28,000     32,100    56,600     57,000
- - ------------------------------------------------------------------------------------------------------------
Gross operating loss                                                    (100)    (9,000)   (4,900)   (15,500)
Gain on Waihi transaction                                                  -      8,800         -      8,800
Hayden Hill asset write-down                                               -    (64,100)        -    (64,100)
Exploration expenses, net                                             (1,100)    (1,100)   (1,400)    (1,600)
- - ------------------------------------------------------------------------------------------------------------
Loss from operations                                                  (1,200)   (65,400)   (6,300)   (72,400)
 Minority interest                                                       400        400       800        500
 Interest income                                                         200        200       300        400
 Interest expense                                                     (2,200)    (2,400)   (4,600)    (4,000)
 Other                                                                     -       (400)     (100)      (600)
- - ------------------------------------------------------------------------------------------------------------
Loss before income
 taxes and cumulative effect
 of accounting changes                                                (2,800)   (67,600)   (9,900)   (76,100)
 Income tax (expense) benefit                                           (400)    18,500       900     21,000
- - ------------------------------------------------------------------------------------------------------------
Loss before cumulative
 effect of accounting changes                                         (3,200)   (49,100)   (9,000)   (55,100)
 Cumulative effect of accounting
   changes, net of income tax
   benefits of $5,500 in 1993                                              -          -         -    (15,200)
- - ------------------------------------------------------------------------------------------------------------
Net loss                                                             $(3,200)  $(49,100)  $(9,000)  $(70,300)
============================================================================================================
Per common share:
 Loss before cumulative
   effect of accounting changes                                      $  (.04)  $   (.63)  $  (.12)  $   (.71)
 Cumulative effect of
   accounting changes                                                      -          -         -       (.20)
- - ------------------------------------------------------------------------------------------------------------
 Net loss                                                           $   (.04)  $   (.63)  $  (.12)  $   (.91)
============================================================================================================
Dividends declared per common share                                 $      -   $    .02   $     -   $    .04
============================================================================================================
Weighted average common shares
outstanding                                                           78,208     77,798    78,197     77,502
============================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.


                                AMAX GOLD INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   UNAUDITED
               (Dollars in thousands except par value of stock)
                                                          June 30,  December 31,
- - --------------------------------------------------------------------------------
                                                            1994        1993
================================================================================
ASSETS
 Cash and equivalents                                     $  6,800      $  7,500
 Inventories                                                17,700        16,600
 Other assets                                                8,100         9,800
 Receivables on open sales contracts                           600         4,000
- - --------------------------------------------------------------------------------
   Current assets                                           33,200        37,900
 Property, plant and equipment, net                        312,000       315,800
 Refugio equity investment                                  23,300        22,700
 Other assets                                                6,700         4,600
- - --------------------------------------------------------------------------------
   Total assets                                           $375,200      $381,000
================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
 Accounts payable, trade                                  $  4,000      $  4,000
 Accounts payable, affiliates                                  700           100
 Accrued and other current liabilities                      15,300        16,400
 Reclamation reserve, current portion                        2,000         2,000
 Current maturities of long-term debt                       19,900        15,100
- - --------------------------------------------------------------------------------
   Current liabilities                                      41,900        37,600
 Long-term debt                                            101,800       111,800
 Notes payable to Cyprus Amax                               34,000        24,700
 Reclamation reserve, noncurrent portion                     9,800         8,600
 Other noncurrent liabilities                                7,500         8,100
- - --------------------------------------------------------------------------------
   Total liabilities                                       195,000       190,800
- - --------------------------------------------------------------------------------
 Deferred taxes                                             15,300        16,900
- - --------------------------------------------------------------------------------
 Contingencies                                                   -             -
- - --------------------------------------------------------------------------------
 Minority interest                                             300             -
- - --------------------------------------------------------------------------------
 Shareholders' equity:
   Preferred stock, par value $1.00 per share, authorized
     10,000,000 shares, issued and outstanding, none             -             -

   Common stock, par value $.01 per share, authorized
     200,000,000 shares, issued and outstanding 78,216,618
     shares in 1994 and 78,185,057 shares in 1993              800           800
   Paid-in capital                                         151,000       150,700
   Retained earnings                                        12,800        21,800
   Common stock in treasury, at cost (1,991 shares in
    1994 and 1993)                                               -             -
- - --------------------------------------------------------------------------------
   Total shareholders' equity                              164,600       173,300
- - --------------------------------------------------------------------------------
   Total liabilities and shareholders' equity             $375,200      $381,000
================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                                AMAX GOLD INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                            (Dollars in thousands)
                                                          Six Months Ended
                                                              June 30,
- - ------------------------------------------------------------------------------
                                                         1994          1993
==============================================================================
Cash Flows from Operating Activities
 Net loss                                               $ (9,000)     $(70,300)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation and depletion                             13,400        13,500
   Increase in reclamation reserves                        1,200         1,200
   Decrease in deferred taxes                               (900)      (21,300)
   Minority interest                                        (800)         (500)
   Other, net                                               (100)            -
   Hayden Hill asset write-down                                -        64,100
   Cumulative effect of accounting changes                     -        15,200
   Gain on Waihi transaction                                   -        (8,800)
Decrease (increase) in working capital, net of
 effect of investing and financing activities:
 Receivables on open sales contracts                       3,400        (3,500)
 Other assets                                                900           100
 Accounts payable, affiliates                                600          (200)
 Inventories                                              (1,100)         (800)
 Accrued and other current liabilities                      (900)         (400)
 Accounts payable, trade                                    (100)        1,900
- - ------------------------------------------------------------------------------
Net cash provided (used) by operating activities           6,600        (9,800)
- - ------------------------------------------------------------------------------
Investing Activities
 Capital and cash acquisition expenditures
   for property, plant and equipment                      (8,500)      (13,500)
 Refugio cash acquisition and investment costs              (600)       (1,100)
 Other                                                      (400)            -
 Advances to Amax under notes receivable                       -       (14,900)
 Net cash received on Waihi transaction                        -         4,700
- - ------------------------------------------------------------------------------
Net cash used by investing activities                     (9,500)      (24,800)
- - ------------------------------------------------------------------------------
Financing Activities
 Proceeds from financings                                 52,400        30,000
 Advances from Cyprus Amax under notes payable             9,300             -
 Repayments of financings                                (57,600)      (15,700)
 Deferred financing costs                                 (1,600)            -
 Other                                                      (300)       (1,000)
 Cash dividends paid                                           -        (1,000)
- - ------------------------------------------------------------------------------
Net cash provided by financing activities                  2,200        12,300
- - ------------------------------------------------------------------------------
Effect of exchange rate changes on cash and
 equivalents                                                   -           100
- - ------------------------------------------------------------------------------
Net decrease in cash and equivalents                        (700)      (22,200)
Cash and equivalents at January 1                          7,500        23,700
- - ------------------------------------------------------------------------------
Cash and equivalents at June 30                         $  6,800      $  1,500
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                 AMAX GOLD INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     (1) FINANCIAL STATEMENT ADJUSTMENTS AND FOOTNOTE DISCLOSURES
         --------------------------------------------------------

         The accompanying financial statements are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been made. These financial statements and notes thereto should be read in conjunction with the financial statements and related notes included in the annual report on Form 10-K for Amax Gold Inc. (the "Company") for the fiscal year ended December 31, 1993 on file with the Securities and Exchange Commission (hereinafter referred to as "the Company's 1993 10-K"). All amounts are in United States dollars ("U.S.$") unless otherwise stated.

         As discussed in Note 1 to the Company's 1993 10-K Consolidated Financial Statements, the Company changed its accounting policy from that of subsequently capitalizing and restoring to earnings prior period exploration expenses when a property became exploitable to a policy of expensing exploration expenditures in the period incurred until such time that a property becomes exploitable, with subsequent expenditures being capitalized. Accordingly, all of the 1993 periods were restated to reflect the adoption of this policy as of January 1, 1993 and, in the first six months of 1993, the Company recognized a $13.4 million after tax charge (net of an income tax benefit of $4.5 million) relating to the cumulative effect from such accounting change for periods prior to 1993. Also as discussed in Note 4 to the Company's 1993 10-K Consolidated Financial Statements, effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" which resulted in an after tax charge of $1.8 million (net of an income tax benefit of $1.0 million) for the first six months of 1993 related to the cumulative effect of this accounting change.

     (2)    INVENTORIES
            -----------

            Inventories consist of the following (in thousands):

                                                    June 30,  December 31,
                                                      1994        1993
                                                    --------  ------------

          Precious metals refined and in-process    $ 10,200       $ 9,000
          Materials and supplies                       7,500         7,600
                                                     -------        ------
                                                    $ 17,700       $16,600
                                                     =======       =======


     (3)    PROPERTY, PLANT AND EQUIPMENT
            -----------------------------

            The components of property, plant and equipment are as follows (in thousands):

                                                    June 30,   December 31,
                                                      1994         1993
                                                   ----------  -------------

     Mining plants and equipment                   $ 164,100      $ 163,200
     Mining properties                               164,900        159,900
     Development properties and
       construction-in-progress                      201,300        197,900
                                                   ---------      ---------
                                                     530,300        521,000
     Less:
     Accumulated depreciation and depletion
       and write-downs                              (218,300)      (205,200)
                                                   ---------      ---------
                                                    $312,000      $ 315,800
                                                    ========      =========

     (4)    DEBT
            ----

            The following table summarizes the Company's outstanding debt at June 30, 1994 (in thousands):



                                           Current   Noncurrent    Total
                                           -------   ----------  --------
            Lassen Gold Mining, Inc.       $11,200   $ 35,300    $ 46,500
            AGI Chile Credit Corp., Inc.     4,000     32,000      36,000
            Notes payable to Cyprus Amax         -     34,000      34,000
            Amax Gold Inc.                       -     30,000      30,000
            Compania Minera Amax Guanaco     3,100      4,500       7,600
            Nevada Gold Mining, Inc.         1,600          -       1,600
                                           -------   --------    --------
                                           $19,900   $135,800    $155,700
                                           =======   ========    ========

          During the six months ended June 30, 1994, the Company paid $6.1 million of interest expense and fees, of which $1.6 million was deferred relating to the Chilean debt refinancing discussed below. The annualized interest rate for the $155.7 million of outstanding debt for the six months ended June 30, 1994 was 5.6%.

     AGI Chile Credit Corp., Inc.
     ----------------------------

          In March 1994, the Company refinanced $34.2 million of outstanding Chilean short-term bridge loans with a $36 million U.S. term loan agreement through AGI Chile Credit Corp., Inc. (Chile Credit Corp.), a wholly-owned domestic subsidiary of the Company. The final maturity date for this new loan agreement is October 1997, with semi-annual amortization payments commencing in October 1994. Amounts outstanding under this term loan bear interest at the LIBOR interest rate plus 1.25%. This loan is collateralized by guarantees from the Company and, initially, Cyprus Amax Minerals Company (Cyprus Amax). As of June 30, 1994, Cyprus Amax owned approximately 31.3 million common shares, or approximately 40%, of the Company's outstanding common stock.

          In connection with the refinancing, the Company incurred approximately $1.6 million of financing costs which were deferred and are being amortized as interest expense over the life of the new loan.

     Notes Payable to Cyprus Amax
     ----------------------------

          On April 15, 1994, the Company and Cyprus Amax signed an agreement pursuant to which Cyprus Amax will provide the Company with a $100 million convertible line of credit. The outstanding indebtedness under this line of credit bears interest at the LIBOR interest rate plus 0.3% and may be repaid by the Company issuing up to two million shares of a $2.25 Series A convertible preferred stock. The holder of shares of preferred stock will be entitled to receive dividends at an annual rate of $2.25 per share, which will be cumulative, accruing without interest and will be payable in cash in equal semi-annual installments. The Company may elect to pay any dividend due and payable in shares of common stock in lieu of a cash dividend, unless the holder of preferred stock delivers written notice stating that such holder elects to receive cash. The Company will have the right to redeem the convertible preferred stock by issuing up to 12,099,213 shares of the Company's common stock at a maximum price of $8.265 per share and a minimum price of $5.854 per share. In the event the full 12,099,213 common shares have been issued to redeem the preferred stock, any remaining preferred stock would be redeemed, if a full redemption is desired by the Company, with cash in lieu of the common shares which would be payable in twelve consecutive substantially equal quarterly installments. Cyprus Amax will have the right to replace the line of credit and any outstanding indebtedness and/or preferred stock with the purchase of 12,099,213 shares of the Company's common stock at a purchase price of $8.265 per share, or $100 million. The $8.265 per common share price represents a 20% premium to the ten-day average closing price of the Company's common stock immediately prior to the February 1994 signing of a commitment letter for the line of credit.

          On June 30, 1994, a Proxy Statement was filed with the Securities and Exchange Commission and sent to stockholders of record as of June 24, 1994 seeking stockholder approval of the transaction contemplated under the $100 million line of credit and the issuance of three million shares of the Company's common stock to Cyprus Amax discussed below. The Special Meeting of Stockholders to approve these transactions is scheduled for July 26, 1994.

          On June 22, 1994, the Company borrowed $8 million under the $100 million line of credit pursuant to the terms of a letter agreement, dated June 1, 1994, whereby Cyprus Amax and the Company agreed to waive all of the equity features of the loan agreement until stockholder approval is received. In the event that stockholder approval is not received, the current $8 million advance under this line of credit will be treated as a term loan, with amortization payments commencing on June 30, 1997.

          The remaining portion of the $100 million credit line are designated as support for up to $30 million of outstanding indebtedness under the Lassen Gold Mining, Inc. financing and as support for up to $36 million of outstanding indebtedness under the Chile Credit Corp. U.S. term loan. The remaining line of credit will be available for support of other existing indebtedness and for working capital to enable the Company to meet its on-going obligations.

            Additionally, at June 30, 1994, the Company had $26 million of outstanding indebtedness to Cyprus Amax under a demand promissory note payable. Upon execution of a renewal of the demand promissory note, Cyprus Amax deferred the repayment of the outstanding amounts under the note until one year plus one day from the date the demand repayment notice is given. As a result, the Company classified the $26 million of outstanding indebtedness as long-term at June 30, 1994. In February 1994, the Company's Board of Directors approved the issuance to Cyprus Amax of three million shares of the Company's common stock as repayment of $20.7 million of the amounts outstanding under such note. This share purchase, evidenced by a Stock Purchase Agreement dated April 15, 1994, is subject to stockholder approval at the July 26, 1994 Special Meeting of Stockholders discussed above. The $6.888 per share purchase price for these common shares under the Stock Purchase Agreement represents the ten-day average closing price of the Company's common stock immediately prior to the February 1994 signing of a commitment letter for the purchase of the shares. This share purchase, combined with the potential conversion of the entire $100 million line of credit into Company common stock, would increase Cyprus Amax's ownership of the Company's outstanding shares to slightly under 50%.


     Amax Gold Inc.
     --------------

          At June 30, 1994, the Company had outstanding borrowings of 85,020 gold ounces which were sold for $30 million. These ounces are scheduled to be repaid as follows:


              Maturity             Gold           Amount
                Date              Ounces      (in thousands)
           --------------         ------      --------------
              August 1994         15,129         $ 5,000
              December 1994       44,183          15,000
              February 1995       25,708          10,000
                                  ------         -------
                                  85,020         $30,000
                                  ======         =======


          During the first six months of 1994, the Company borrowed and repaid an additional 15,464 gold ounces which were sold for $6 million.

          At June 30, 1994, outstanding gold loans of $30 million were classified as long-term based on available long-term credit from Cyprus Amax described above.

          The June 30, 1994 market value of the total outstanding gold ounces borrowed was $2.8 million higher than the $30 million carrying value (using the spot market price for gold as of June 30, 1994). However, the Company has contractual agreements with the lenders which set the gold price upon repayment equal to the carrying value plus a 4% average annualized effective rate of interest. As a result, the Company does not have any gold market price risk associated with these borrowings.

          In July 1994, the Company borrowed an additional 9,000 gold ounces which were sold for $3.5 million. These gold ounces are scheduled to be repaid in August 1994.

     (5)  HEDGE CONTRACTS
          ---------------

          Precious metal hedge contracts include forward sales contracts, spot deferred forward sales and put and call options. Forward sales contracts require the future delivery of gold at a specified price. Forward sales contracts that are made on an industry standard spot deferred basis allow the Company to defer the delivery of gold under a forward sales contract to a later date at a renegotiated market price, as long as certain conditions are satisfied. Various factors influence the decision to close a spot deferred forward sales contract or to roll the contract forward to a later date. A put option gives the put buyer the right, but not the obligation, to sell gold to the put seller at a predetermined price on or before a predetermined date. A call option gives the call buyer the right, but not the obligation, to buy gold from the call seller at a predetermined price on or before a predetermined date.

          As of June 30, 1994, the Company's outstanding precious metal hedge contracts were as follows:

                                          Average
                                 Gold      Price
                                Ounces   Per Ounce            Period
                                -------  ---------  --------------------------
Forward sales contracts/(1)/    239,600    $417      July 1994 - September 1994
Option contracts:
 Purchased put options          206,000     385      July 1994 - December 1995
 Sold put options                37,000     359      July 1994 - November 1995
 Purchased call options         114,500     426      July 1994 - March 1995
 Sold call options              344,500     451      July 1994 - December 1995



/(1)/ Represents the net forward sales position which was made primarily on a spot deferred forward basis which allows the Company to defer the delivery of gold ounces to a later date at a renegotiated gold price.

          The market value of the Company's forward contracts and put and call option contracts at June 30, 1994 was approximately $7.2 million and $1.7 million, respectively. Future market valuations for these contracts are dependent on gold market prices, option volatility and interest rates, which can vary significantly. These contracts will be utilized in the future to hedge against low gold market prices for the Company's future gold production to provide cash flow for operations while maintaining benefits in the event of higher gold market prices.

          Interest rate hedge contracts entered into by the Company consist of interest rate swap, option and cap agreements to reduce the impact of changes in interest rates on its financing facilities. At June 30, 1994, the Company had five interest rate swap agreements outstanding with commercial banks having a total principal amount of $50 million, as follows:


                              Fixed
          Borrowings       Interest Rate            Period
          ----------       --------------  -------------------------

          $10 million           4.44%        July 1994
          $10 million           6.54%        July 1994 - November 1994
          $10 million           4.40%        July 1994 - January 1995
          $10 million           5.95%        July 1994 - March 1996
          $10 million           4.85%        July 1994 - March 1996

          As of June 30, 1994, the Company would pay approximately $.1 million to terminate these interest rate swap agreements, given the market interest rates as of such date. The Company may be exposed to nonperformance by the other parties to such agreements, thereby subjecting the Company to current interest rates on its financings. However, the Company does not anticipate nonperformance by the counterparties.

     (6)  CONTINGENCIES
          -------------

          Lassen Gold Mining, Inc. (Lassen Gold), a wholly-owned subsidiary of the Company that owns the Hayden Hill Mine, received a letter from the California Regional Water Quality Control Board (the Board), dated March 25, 1994, advising that, among other things, no new leach pad cells beyond those under construction will be approved by the Board with the current design. On June 24, 1994, formal Board approval of a new waste discharge permit was granted which will allow Lassen Gold to construct new cells using an alternative design. The new permit also resolves other minor issues in the Board's March 25, 1994 letter.

          The Company's mining and exploration activities are subject to various federal, state and foreign laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment. The Company has made, and expects to make in the future, significant expenditures to comply with such laws and regulations.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             Results of Operations
                             ---------------------

            The following table sets forth the Company's ounces of gold sold and average realized prices as well as the ounces of gold production and production costs for the periods indicated.

                                            Three Months Ended   Six Months Ended
                                                 June 30,            June 30,
- - ----------------------------------------------------------------------------------
                                              1994      1993      1994      1993
==================================================================================
Sleeper Mine:
   Ounces of gold produced                    32,471    25,805    58,401    48,901
   Average cost per ounce produced:
    Cash production cost/(1)/                $   219   $   322  $    243  $    320
    Depreciation and depletion/(2)/               92       133        92       134
- - ----------------------------------------------------------------------------------
    Total production cost                    $   311   $   455  $    335  $    454
- - ----------------------------------------------------------------------------------
Wind Mountain Mine:
   Ounces of gold produced                     3,317     5,328     6,591    11,601
   Average cost per ounce produced:
    Cash production cost/(1)/                $   130   $   180  $    159  $    152
    Depreciation and depletion                     -         -         -         -
- - ----------------------------------------------------------------------------------
    Total production cost                    $   130   $   180  $    159  $    152
- - ----------------------------------------------------------------------------------
Hayden Hill Mine:
   Ounces of gold produced                    21,543    15,089    33,350    27,152
   Average cost per ounce produced:
    Cash production cost/(1)/                $   288   $   478  $    363  $    556
    Depreciation and depletion/(2)/              105       183       105       187
- - ----------------------------------------------------------------------------------
    Total production cost                    $   393   $   661  $    468  $    743
- - ----------------------------------------------------------------------------------
Guanaco Mine:
   Ounces of gold produced/(3)/               15,293     9,564    30,885     9,564
   Average cost per ounce produced:
    Cash production cost/(1)/                $   427   $   598  $    426  $    598
    Depreciation and depletion/(2)/              146       143       146       143
- - ----------------------------------------------------------------------------------
    Total production cost                    $   573   $   741  $    572  $    741
- - ----------------------------------------------------------------------------------
Waihi Mine:
   Ounces of gold produced/(4)/                    -     2,613         -     8,666
   Average cost per ounce produced:
    Cash production cost/(1)/                $     -   $   254  $      -  $    233
    Depreciation and depletion/(2)/                -        48         -        49
- - ----------------------------------------------------------------------------------
    Total production cost                   $   -      $   302  $   -     $    282
- - ----------------------------------------------------------------------------------
Total:
 Ounces of gold produced                      72,624    58,399   129,227   105,884
 Ounces of gold sold                          69,342    59,049   128,750   106,045
 Average price per ounce sold                $   402   $   391  $    402  $    391
 Average cost per ounce produced:/(5)/
   Cash production cost/(1)/                 $   279   $   391  $    313  $    380
   Depreciation and depletion/(2)/               103       132       104       127
- - ----------------------------------------------------------------------------------
   Total production cost                     $   382   $   523  $    417  $    507
==================================================================================

(1) Cash production costs include all operating costs at the mine sites, including overhead, and, where applicable, Nevada net proceeds tax, royalties and credits for silver by-products.
(2) In September 1993, the Company changed its accounting policy for exploration expenditures, effective January 1, 1993. Accordingly, the second quarter and first six months of 1993 were restated to reflect the adoption of this policy.
(3)  Production commenced at the Guanaco Mine in April 1993.
(4) Represents the Company's 33.53% share. During the 1993 second quarter, the Company completed a transaction which resulted in the realization of all future economic benefit from its 33.53% interest, effective April 30, 1993.
(5)  Average costs weighted by ounces of gold produced at each mine.

    Second Quarter and First Six Months of 1994 Compared with Second Quarter and
    ----------------------------------------------------------------------------
    First Six Months of 1993
    ------------------------

        During the second quarter of 1994, the Company recognized a net loss of $3.2 million on revenues of $27.9 million compared to a net loss of $49.1 million on revenues of $23.1 million for the second quarter of 1993. For the first six months of 1994, the Company recognized a net loss of $9.0 million on revenues of $51.7 million compared to a net loss of $70.3 million on revenues of $41.5 million for the first six months of 1993. The second quarter and first six months of 1993 included a $41.9 million after-tax charge for the write-down of the Hayden Hill investment and a $2.4 million after tax gain from the realization of the future economic benefit from the Company's 33.53% interest in the Waihi Mine in New Zealand. The results for the first six months of 1993 also included an after-tax charge of $15.2 million related to the cumulative effects of accounting changes. Excluding these special items, the loss for the second quarter and first six months of 1993 was $9.6 million and $15.6 million, respectively, compared to $3.2 million and $9.0 million for the same periods in 1994, respectively. This reduction in net losses for the 1994 periods was primarily the result of signifigantly higher gold production and sales volumes, lower unit cash production costs, a higher average realized selling price for gold and lower general and administrative expenses.
     These 1994 operating improvements were somewhat offset by lower deferred tax benefits. A further discussion of the key factors affecting the 1994 results compared to the 1993 results follows.

        Revenues for the second quarter and first six months of 1994 increased by 21% and 25%, respectively, from the same periods in the prior year. This increase was due to significantly higher production and sales volumes and a higher average realized selling price. The increased production and sales volumes were primarily attributable to higher 1994 production from the Guanaco, Sleeper and Hayden Hill mines which more than offset the elimination of production from the Waihi Mine, as a result of a transaction completed in June 1993, and declining residual heap leach production from the Wind Mountain Mine.

        The Company realized an average selling price of $402 per gold ounce in the 1994 periods compared to $391 per gold ounce in the 1993 periods. The average realized price for both periods included hedging benefits from closing forward sales contracts and gold options at prices above market. The average COMEX gold price for the first six months of 1994 was $383 per ounce compared to $345 per ounce for the first six months of 1993.

        Production from the Guanaco Mine during the second quarter and first six months of 1994 increased by 5,729 ounces and 21,321 ounces, respectively, over the same periods in the prior year. The Guanaco Mine commenced production in April 1993 and, as a result, there was no production from Guanaco in the first quarter of 1993. While the Guanaco production has improved in 1994 from the initial heap leach start up in 1993, the Guanaco Mine has not yet achieved the optimum level of production due to an insufficient supply of water to spray the heap leach pads at design capacity. The Company has water exploration and exploitation rights on an extensive property position adjacent to the Guanaco Mine, and programs are currently underway to develop or acquire additional water supplies. There can be no assurance that such programs will provide a sufficient quantity of water at acceptable costs or on a timely basis.

        Production from the Sleeper Mine during the second quarter and first six months of 1994 increased by 6,666 ounces and 9,500 ounces, respectively, over the same periods in the prior year primarily due to higher average mill head grades and increased mine efficiencies. Sleeper's average mill head grade for the first six months of 1994 was 0.115 gold ounce per ton compared to 0.072 gold ounce per ton for the first six months of 1993. Total tons mined for the first six months of 1994 also increased to approximately 9.6 million tons from approximately 9.2 million tons in the comparable period of 1993.

        In July 1993, a major re-evaluation of the Hayden Hill operation was completed which resulted in a reduction in the proven/probable ore reserves and a conversion of the mine during the last half of 1993 to a heap leach only operation. Due to the reduction of the Hayden Hill ore reserves, on June 30, 1993 the Company recorded a $64.1 million pre-tax ($41.9 million after tax) write-down of its Hayden Hill investment. Operating performance at the Hayden Hill Mine has improved during the first six months of 1994, generating positive cash flow in the second quarter of 1994.

        Total costs applicable to sales declined by $3.3 million in the 1994 second quarter compared to the 1993 second quarter due to significantly lower unit cash production costs. Overall unit cash production costs decreased to $279 per ounce in the 1994 second quarter from $391 per ounce in the 1993 second quarter. This improvement was primarily the result of increased production from the Guanaco, Sleeper and Hayden Hill mines along with lower production costs from Hayden Hill due to the conversion of that mine to a heap leach operation in the last half of 1993. These improvements were somewhat offset by the elimination of the lower cost production from the Waihi Mine.

        Unit depreciation and depletion costs for the second quarter and first six months of 1994 declined by $29 per gold ounce and $23 per gold ounce, respectively, compared to the same periods in 1993. The lower 1994 depreciation rate was the result of the 1993 write-downs of the Hayden Hill and Sleeper assets.

        Selling, general and administrative expenses declined to $1.6 million and $3.3 million in the second quarter and first six months of 1994 from $2.2 and $4.2 million in the second quarter and first six months of 1993, respectively. On a per gold ounce basis, selling, general and administrative expenses were $25 per gold ounce produced in the first six months of 1994 compared to $40 per gold ounce produced in the first six months of 1993. These improvements were the result of management changes, staff reductions and lower headquarter office costs.

        Interest expense for the 1994 second quarter was slightly lower than the interest expense for the second quarter of 1993 primarily as a result of a lower average interest rate for the 1994 quarter, which was somewhat offset by increased borrowings to fund the Company's operating and development activities. This lower average interest rate for the quarter was due to the completion of a refinancing of the Guanaco short-term bridge loans in March 1994. Interest expense for the first six months of 1994 was $.6 million higher than the first six months of 1993 primarily as a result of increased borrowings to fund the Company's operating and development activities, together with the capitalization of approximately $.5 million of interest expense in the first quarter of 1993 related to the construction of the Guanaco Mine.

        For the second quarter of 1994, a provision for federal income tax expense of $.4 million was recognized as a result of domestic earnings. Domestic earnings in the 1994 periods were more than offset by losses from foreign operations for which deferred tax benefits are not being provided in accordance with Statement of Financial Accounting Standards No. 109.

        The first six months of 1993 reflect a $13.4 million after tax ($17.9 million pre-tax) charge relating to the cumulative effect of a change in the Company's exploration accounting policy for periods prior to 1993 and $1.8 million after tax ($2.8 million pre-tax) charge relating to the adoption of a new accounting standard for postemployment benefits. Both of these accounting policy changes were effective as of January 1, 1993.

                        Liquidity and Financial Position

        For the first six months of 1994, the Company had operating cash flow of $6.6 million primarily due to the improved performance of the Sleeper and Hayden Hill mines and the continued low cost residual heap leach production from the Wind Mountain Mine, which were somewhat offset by high cost production from the Guanaco Mine. The operating cash flow together with existing cash balances were more than sufficient to fund $9.1 million of capital expenditures and Refugio investment costs. However, as a result of the Company's utilization of its current assets to develop its long-term mining assets, together with the current maturities of long-term debt, the Company had negative working capital of $8.7 million at June 30, 1994 compared to positive working capital of $.3 million at December 31, 1993.

        The $9.1 million capital and investment cash outlay for the first six months of 1994 represented $6.4 million of sustaining capital at the Hayden Hill, Guanaco and Sleeper mines, $1.5 million of Fort Knox development costs, $.6 million of Haile development costs and $.6 million of Refugio investment costs. Capital expenditures for fiscal 1994 are currently estimated to be approximately $40 million, with $13 million representing sustaining capital for the Hayden Hill, Guanaco and Sleeper mines and $27 million representing development expenditures for the Fort Knox, Refugio and Haile projects.

        During the first six months of 1994, the Company made additional borrowings of $61.7 million, substantially all of which were utilized to refinance existing indebtedness. The $61.7 million of additional borrowings include an $8 million advance from Cyprus Amax under a $100 million convertible line of credit. At June 30, 1994, the Company had outstanding debt obligations of $155.7 million, up from $151.6 million at December 31, 1993.

        While the Company expects that its operating mines will generate positive cash flow in 1994, the Company recognized that it would be unable to service its existing debt obligations and to continue development work on its new projects without additional financing. In order to provide the Company with more financial strength and flexibility to meet its outstanding debt obligations, in June 1994 a shelf registration statement was filed with the Securities and Exchange Commission that will enable the Company to offer an aggregate of up to $200 million of equity and/or subordinated debt securities. The registration statement was declared effective on July 21, 1994. To date, no sales of securities have been made under the shelf registration statement and no assurance can be given regarding the amount or timing of any such sales. Additionally, a Special Stockholders Meeting is scheduled for July 26, 1994 to approve the issuance of three million shares of the Company's common stock to Cyprus Amax as repayment for approximately $20.7 million of the $26 million outstanding amount owed to Cyprus Amax as of June 30, 1994 under a demand promissory note and also to approve the transactions contemplated under an agreement for Cyprus Amax to provide the Company with a $100 million convertible line of credit. See Note 4 to the Notes to Consolidated Financial Statements in Item 1 for a further discussion.

        In addition to the $100 million line of credit and the subscription for three million common shares, as of June 30, 1994 Cyprus Amax had provided $53.7 million of guarantees of the Company's indebtedness. It is expected that upon stockholder approval of the transactions contemplated under the $100 million line of credit, a portion of such line of credit would be designated as replacement for $36 million of such guarantees.

        With the flexibility to offer equity and/or subordinated debt securities under the shelf registration statement, together with the expected support of Cyprus Amax under the $100 million line of credit, the three million common share subscription and debt guarantees, the Company expects to be able to sustain its current operations and satisfy its 1994 operating mine capital requirements and its current debt service requirements. However, additional financings will be required to fund the total capital required to bring its Refugio and Fort Knox projects into production. While the Company intends to seek additional institutional financings in 1994 to meet its long-term capital requirements, there can be no assurance that all of the required financings can be obtained in the time frame desired. In the event that stockholder approval is not received at the Special Stockholders Meeting for the transactions contemplated under the $100 million line of credit and the three million common share subscription, other financing alternatives would need to be pursued which may result in substantial delays in or inability to obtain the contemplated financings for project development and construction.

        Total construction and development costs to bring the Refugio project into production are estimated to total between $120 million and $130 million, of which the Company's share is $60 million to $65 million. This is in addition to the Company's $23.3 million of capitalized acquisition and development costs as of June 30, 1994. There can be no assurance that such project costs will not exceed these estimates. Compania Minera Maricunga, the Chilean company which holds the property and is owned 50% by the Company and 50% by Bema Gold Corporation (Bema), is seeking project bank financing for a significant portion of the required future capital under which the Company and Bema would each be responsible for supporting its respective share until such time, if any, as the financing becomes non-recourse. A term sheet for the proposed financing is currently being negotiated with a group of banks and the Company anticipates entering into commitment letters in the near future. However, there can be no assurance that the Company will receive such financing. Additional Company funding for the project that would not be covered by the project financing is expected to be raised through the issuance of securities under the shelf registration statement. Construction and development of the Refugio project is expected to commence as soon as adequate financing is completed.

        Total capital requirements to construct and develop the Fort Knox property in accordance with the current preliminary design are estimated to be between $250 million and $270 million, in addition to $183 million of capitalized acquisition and development costs as of June 30, 1994. In February 1994, certain Alaska state permits were received. In May 1994, the U. S. Army Corps of Engineers issued its dredge and fill permit under
     Section 404 of the Clean Water Act. With this permit, the Company is performing detailed engineering for the project, upgrading the access road to the project site and beginning initial site preparation. Timing of the construction is dependent on obtaining the final air permits, securing financing on acceptable terms and receiving the approval of the Company's Board of Directors.

        The results for the first six months of 1994 indicate improvements from the 1993 results. Production from the Hayden Hill Mine achieved near design capacity in the second quarter of 1994. Mill head grades at the Sleeper Mine for the first six months have increased resulting in higher production at lower unit production costs. Although lower mill head grades at the Sleeper Mine are expected in the last half of 1994, which will result in somewhat lower production and higher unit costs than in the first half of 1994, the fiscal 1994 results from the Sleeper Mine are expected to show substantial improvements from the 1993 results. These operational improvements have somewhat been offset, however, by declining residual heap leach production from the Wind Mountain Mine and an insufficient water supply at the Guanaco Mine. Programs are currently underway to develop or acquire additional water supplies for the Guanaco Mine. Despite the expected improvements in operating results for fiscal 1994 compared to fiscal 1993, combined with lower general and administrative expenses, net losses are expected to continue to be realized in fiscal 1994, without a substantial increase in the market price for gold.

        The Company is in a position to realize a 1994 average selling price in the range of $390 to $450 per gold ounce, depending upon the market price for gold. The Company has an active hedging program in place which is intended to provide some protection against low gold market prices while maintaining most of the potential benefit in the event of higher market prices. The Company believes that, given its current hedge positions, it could realize the benefit from rising market prices for fiscal 1994 and 1995 up to a market price of $450 per gold ounce. The Company also believes it can continue to obtain an average realized sales price for fiscal 1994 and 1995 of at least $390 per ounce if gold market prices decline to as low as $320 per ounce. However, the Company's ability to sustain an average realized price substantially above the market price for fiscal 1996 and beyond may be significantly diminished as its current hedge positions are depleted and new positions are put in place at lower prices.

        The Company's focus for the remainder of 1994 will be to maximize the operating performance at all of its mines while at the same time attempting to minimize operating cash outlays and secure the additional financings required to begin construction of its Refugio and Fort Knox projects.

                          PART II - Other Information
                          ---------------------------

   Item 1.  Legal Proceedings
   -------  -----------------

            On June 8, 1994 TMB filed a Demand for Arbitration under the Commercial Arbitration Rules of the American Arbitration Association naming the Company, Amax Exploration, Inc. and Wind Mountain Mining, Inc. as respondents. TMB's statement of the nature of dispute alleges fraud in the making of the Lease and a certain amendment to the Lease dated as of August 4, 1988 and in the furnishing of certain information to TMB concerning the results of exploration on the property. TMB requests that the arbitrator award TMB rescission of the Lease and damages equal to the total profit derived by the Company from the Wind Mountain Mine, less the Company's cost of generating such profit. It also requests rescission of the August 4, 1988 amendment to the Lease and damages attendant to that rescission, the award of punitive damages, interest and attorneys' fees to the extent permitted by law and any additional relief that the arbitrator deems proper. TMB stated that it believes the value of this relief, excluding punitive damages and interest, to be in excess of $38 million.

            Management believes, after consulting with counsel retained to represent the Company in this arbitration, that this Demand for Arbitration is without merit. Further, management believes that this arbitration is barred by the express provisions of the Lease, which require that a demand for arbitration must be filed within one year from the date of the act of omission out of which the controversy arose. In its statement of the nature of the dispute, TMB acknowledged that during 1990 TMB learned of information that gave rise to the claims made in this Demand for Arbitration. It also acknowledged that these allegations formed the basis for a complaint filed in the Second Judicial District Court of the State of Nevada in and for Washoe County against the Company and the same affiliated companies on June 4, 1993, which proceedings were stayed by court order dated August 26, 1993 and the stay was reaffirmed in a court order filed February 1, 1994 denying TMB's motion for reconsideration of the August 26, 1993 order. This state court litigation was previously reported in Registrant's Form 10-K for the fiscal year ended December 31, 1993.



  Item 4.   Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            (a)   The annual meeting of stockholders was held on May 5, 1994.

            (b)   This information is omitted pursuant to instruction 3.

            (c) The stockholders voted to approve the adoption of a stock grant plan for the Company's nonemployee directors. Votes cast in favor were 60,761,906, against were 860,620, abstaining were 157,112.

                  The stockholders also voted to approve the appointment of Price Waterhouse as Independent Accountants. Votes cast in favor were 61,615,367, against were 43,252, abstaining were 40,945. Set forth below are the votes cast for the election of Directors:

                              Director             For      Withheld
                              --------            -----     --------
                       Allen Born               61,679,167   100,471
                       Gerald J. Malys          61,690,275    89,363
                       Rockwell A. Schnabel     61,687,186    92,452
                       Vernon F. Taylor, Jr.    61,683,326    96,312
                       Milton H. Ward           61,691,437    88,201
                       Russell L. Wood          61,690,273    89,365


                  The shares represented at the meeting constituted 79% of the issued and outstanding shares of common stock.


            (d)  Not applicable



   Item 6.  Exhibits and Reports on Form 8-K
            --------------------------------

            (a)  Exhibits - None

            (b)  Reports on Form 8-K - None

                                   Signatures

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AMAX GOLD INC.


                                   By /s/ Pamela L. Saxton
                                      -----------------------------------------
                                      Pamela L. Saxton
                                      Vice President and Controller (principal
                                      accounting officer)



     Dated:  July 22, 1994