Form 10-Q
period 1994-09-30
AMAX GOLD INC
filed 1994-11-14
CIK 814577

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period              SEPTEMBER 30, 1994
       ended                           -------------------------------------
                                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from  ______________ to _______________

                     Commission file number         1-9620
                                                 ------------

                                AMAX GOLD INC.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     DELAWARE                                    06-1199974
- - -------------------------------------------------           --------------------
        (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                       Identification No.)

  9100 EAST MINERAL CIRCLE, ENGLEWOOD, COLORADO                    80112
- - -------------------------------------------------           --------------------
    (Address of principal executive offices)                     (Zip Code)

(Registrant's telephone number, including area code)           (303) 643-5500
                                                            --------------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

      COMMON STOCK OUTSTANDING, $0.01 PAR VALUE, AS OF NOVEMBER 11, 1994
     --------------------------------------------------------------------
                             - 81,242,970 SHARES
                            --------------------

                                Total Pages - 25
                       Exhibit Index Located on Page - 21

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                                AMAX GOLD INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30,                  SEPTEMBER 30,
- - -----------------------------------------------------------------------------------------------------------------
                                                               1994       1993                1994         1993
=================================================================================================================
SALES                                                      $ 23,700     $ 20,600            $ 75,400     $ 62,100
- - -----------------------------------------------------------------------------------------------------------------
Costs and operating expenses-

  Costs applicable to sales                                  21,700       21,400              61,600       60,700

  Depreciation and depletion                                  5,700        5,600              19,100       19,100

  Selling, general and administrative

    expenses                                                  1,600        2,200               4,900        6,400
- - -----------------------------------------------------------------------------------------------------------------
  Total costs and operating expenses                         29,000       29,200              85,600       86,200
- - -----------------------------------------------------------------------------------------------------------------
GROSS OPERATING LOSS                                         (5,300)      (8,600)            (10,200)     (24,100)

GAIN ON WAIHI TRANSACTION                                         -            -                   -        8,800

HAYDEN HILL ASSET WRITE-DOWN                                      -            -                   -      (64,100)

EXPLORATION EXPENSES                                         (2,200)      (1,500)             (3,600)      (3,100)
- - -----------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                         (7,500)     (10,100)            (13,800)     (82,500)
  Minority interest                                             300          500               1,100        1,000
  Interest income                                             1,000          100               1,300          500
  Interest expense                                           (2,400)      (2,200)             (7,000)      (6,200)
  Other                                                           -            -                (100)        (600)
- - -----------------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME
  TAXES AND CUMULATIVE EFFECT
  OF ACCOUNTING CHANGES                                      (8,600)     (11,700)            (18,500)     (87,800)
  Income tax benefit                                          1,000        4,300               1,900       25,300
- - -----------------------------------------------------------------------------------------------------------------
LOSS BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES                               (7,600)      (7,400)            (16,600)     (62,500)
  Cumulative effect of accounting
    changes, net of income tax
    benefits of $5,500                                            -            -                   -      (15,200)
- - -----------------------------------------------------------------------------------------------------------------
NET LOSS                                                   $ (7,600)    $ (7,400)           $(16,600)    $(77,700)
=================================================================================================================
PER COMMON SHARE:
  Loss before cumulative
    effect of accounting changes                           $   (.10)    $   (.10)           $   (.21)    $   (.80)
  Cumulative effect of
    accounting changes                                            -            -                   -         (.20)
- - -----------------------------------------------------------------------------------------------------------------
NET LOSS                                                   $   (.10)    $   (.10)           $   (.21)    $  (1.00)
=================================================================================================================
DIVIDENDS DECLARED PER COMMON SHARE                        $      -     $    .02            $      -     $    .06
=================================================================================================================
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                79,400       77,942              78,603       77,650
=================================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                             AMAX GOLD INC.
             CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                               UNAUDITED
            (DOLLARS IN THOUSANDS EXCEPT PAR VALUE OF STOCK)

                                                                          SEPTEMBER 30,  DECEMBER 31,
- - -----------------------------------------------------------------------------------------------------
                                                                              1994           1993
=====================================================================================================
ASSETS

  Cash and equivalents                                                         $ 67,400      $  7,500

  Inventories                                                                    15,700        16,600

  Other assets                                                                    9,000         9,800

  Receivables on open sales contracts                                               800         4,000
- - -----------------------------------------------------------------------------------------------------
    CURRENT ASSETS                                                               92,900        37,900

  Property, plant and equipment, net                                            309,600       315,800

  Refugio equity investment                                                      23,900        22,700

  Other assets                                                                   10,500         4,600
- - -----------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                               $436,900      $381,000
=====================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

  Accounts payable, trade                                                      $  3,500      $  4,000

  Accounts payable, affiliates                                                    1,500           100

  Accrued and other current liabilities                                          13,400        16,400

  Reclamation reserve, current portion                                            2,000         2,000

  Current maturities of long-term debt                                           24,900        15,100
- - -----------------------------------------------------------------------------------------------------
    CURRENT LIABILITIES                                                          45,300        37,600

  Long-term debt                                                                 93,800       111,800

  Notes payable to Cyprus Amax                                                        -        24,700

  Reclamation reserve, noncurrent portion                                        10,400         8,600

  Other noncurrent liabilities                                                    7,400         8,100
- - -----------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                           156,900       190,800
- - -----------------------------------------------------------------------------------------------------
  Deferred taxes                                                                 13,900        16,900
- - -----------------------------------------------------------------------------------------------------
  Contingencies                                                                       -             -
- - -----------------------------------------------------------------------------------------------------
  Shareholders' equity:
    Preferred stock, par value $1.00 per share, authorized
      10,000,000 shares, of which 2,000,000 shares have been designated as Series A Convertible Preferred Stock, no shares issued and outstanding, and 1,840,000 shares have been designated as Series
      B Convertible Preferred Stock, issued and outstanding 1,840,000
      shares in 1994 and none in 1993                                             1,800             -


   Common stock, par value $.01 per share, authorized
      200,000,000 shares, issued and outstanding 81,238,420
      shares in 1994 and 78,185,057 shares in 1993                                  800           800


   Paid-in capital                                                              258,300       150,700

   Retained earnings                                                              5,200        21,800

   Common stock in treasury, at cost (1,991 shares in 1994 and 1993)                  -             -
- - -----------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                   266,100       173,300
- - -----------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $436,900      $381,000
=====================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                                AMAX GOLD INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                            (DOLLARS IN THOUSANDS)

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
- - -------------------------------------------------------------------------------------------
                                                                         1994       1993
===========================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $(16,600)  $(77,700)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and depletion                                           19,100     19,100
    Increase in reclamation reserves                                      1,800      1,900
    Decrease in deferred taxes                                           (1,900)   (25,000)
    Minority interest                                                    (1,100)    (1,000)
    Other, net                                                             (800)      (200)
    Hayden Hill asset write-down                                              -     64,100
    Cumulative effect of accounting changes                                   -     15,200
    Gain on Waihi transaction                                                 -     (8,800)
Decrease (increase) in working capital, net of
  effect of investing and financing activities:
  Receivables on open sales contracts                                     3,200     (2,900)
  Accounts payable, affiliates                                            1,400       (800)
  Inventories                                                               900        200
  Accrued and other current liabilities                                  (1,600)     1,900
  Accounts payable, trade                                                  (500)    (1,400)
  Other assets                                                             (400)    (1,500)
- - -------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                          3,500    (16,900)
- - -------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Capital and cash acquisition expenditures
    for property, plant and equipment                                   (12,000)   (18,800)
  Refugio cash acquisition and investment costs                          (1,200)    (1,200)
  Net cash received on Waihi transaction                                      -      7,200
- - -------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                   (13,200)   (12,800)
- - -------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net proceeds from sale of convertible preferred stock                  88,300          -
  Proceeds from financings                                               62,900     30,000
  Advances from Cyprus Amax                                               9,300      5,100
  Repayments of financings                                              (71,100)   (22,200)
  Repayments to Cyprus Amax                                             (13,300)         -
  Other                                                                  (4,300)    (1,000)
  Deferred financing costs                                               (2,200)         -
  Cash dividends paid                                                         -     (1,500)
- - -------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                69,600     10,400
- - -------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS                       -        100
- - -------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                          59,900    (19,200)
Cash and equivalents at January 1                                         7,500     23,700
- - -------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS AT SEPTEMBER 30                                   $ 67,400   $  4,500
===========================================================================================


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

          As discussed in Note 1 to the Company's 1993 10-K Consolidated Financial Statements, the Company changed its accounting policy from that of subsequently capitalizing and restoring to earnings prior period exploration expenses when a property became exploitable to a policy of expensing exploration expenditures in the period incurred until such time that a property becomes exploitable, with subsequent expenditures being capitalized. In the first nine months of 1993, the Company recognized a $13.4 million after tax charge (net of an income tax benefit of $4.5 million) relating to the cumulative effect from such accounting change for periods prior to 1993. Also as discussed in Note 4 to the Company's 1993 10-K Consolidated Financial Statements, effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" which resulted in a $1.8 million after tax charge (net of an income tax benefit of $1.0 million) for the first nine months of 1993 related to the cumulative effect of this accounting change.

     (2)  INVENTORIES
          -----------

          Inventories consist of the following (in thousands):

                                                     SEPTEMBER 30,  December 31,
                                                         1994           1993
                                                     -------------  ------------


          Precious metals, refined and in-process        $ 8,700       $ 9,000
          Materials and supplies                           7,000         7,600
                                                         -------       -------
                                                         $15,700       $16,600
                                                         =======       =======

          In-process inventories include precious metals in mill carbon circuits but do not include precious metals on leach pads or in stockpiles.

     (3)  PREFERRED STOCK
          ---------------

          In August 1994, the Company sold publicly 1,840,000 shares of $3.75 Series B Convertible Preferred Stock (the "Preferred Stock") for net proceeds of $88.3 million. Outstanding Preferred Stock is convertible at the option of the holder at any time, at an initial conversion price of $8.25 per share (equivalent to a conversion rate of 6.061 shares of common stock for each share of Preferred Stock), subject to adjustment in certain events. The Preferred Stock is redeemable at the option of the Company at any time on or after August 15, 1997, in whole or in part, for cash, initially at a redemption price of $52.625 per share declining ratably annually to $50.00 per share on or after August 15, 2004, plus accrued and unpaid dividends. Annual cumulative dividends of $3.75 per share will accrue from the date of issuance and are payable quarterly on each November 15, February 15, May 15 and August 15, as and if declared by the Board of Directors.

     (4)  DEBT
          ----

          The following table summarizes the Company's outstanding debt at September 30, 1994 (in thousands):

                                           Current             Noncurrent               Total
                                           -------             ----------             ---------

          Lassen Gold Mining, Inc.         $11,200                $35,300              $ 46,500
          AGI Chile Credit Corp., Inc.       4,000                 32,000                36,000
          Amax Gold Inc.                     5,000                 23,500                28,500
          Compania Minera Amax Guanaco       3,100                  3,000                 6,100
          Nevada Gold Mining, Inc.           1,600                      -                 1,600
                                           -------               --------              --------
                                           $24,900               $ 93,800              $118,700
                                           =======               ========              ========


          During the nine months ended September 30, 1994, the Company paid $9.5 million, deferred $2.2 million and capitalized $0.1 million of interest expense and fees. The annualized average interest rate for the debt outstanding in the first nine months of 1994 was 5.5%.

     Indebtedness to Cyprus Amax
     ---------------------------

          On April 15, 1994, the Company and Cyprus Amax Minerals Company ("Cyprus Amax") signed an agreement, subsequently approved by the Company's stockholders in July 1994, in which Cyprus Amax agreed to provide the Company with a $100 million convertible line of credit. Cyprus Amax owns approximately 42% of the Company's outstanding common stock.

          Outstanding amounts under the credit line bear interest at the London Inter-Bank Offered Rate ("LIBOR") plus 0.3% and may be repaid by the Company issuing up to two million shares of $2.25 Series A Convertible Preferred Stock. The Company will have the right to redeem the convertible preferred stock by issuing up to 12,099,213 shares of common stock at a maximum price of $8.265 per share and a minimum price of $5.854 per share. To effect a full redemption at prices below $8.265, the Company may be required to redeem a portion of any outstanding convertible preferred stock with cash. Cyprus Amax will have the right to replace the line of credit and any outstanding indebtedness and/or convertible preferred stock with the purchase of up to 12,099,213 shares of the Company's common stock at a purchase price of $8.265 per share, an aggregate of $100 million.

          A portion of the credit line is designated as support for indebtedness relating to the Hayden Hill, Guanaco and Refugio projects and for general corporate purposes. If the entire $100 million line of credit is drawn and converted into the Company's common stock, Cyprus Amax ownership would increase to slightly under 50%.

          In June 1994, the Company borrowed $8 million from Cyprus Amax under the $100 million credit line. Pending stockholder approval, which was received in July 1994, Cyprus Amax and the Company agreed to waive all equity features of the loan agreement for this borrowing. In August 1994, the Company repaid Cyprus Amax $34 million outstanding under a demand promissory note payable and the line of credit agreement. The repayment was made with $13.3 million in cash and $20.7 million proceeds from the sale to Cyprus Amax of three million shares of common stock under a stock purchase agreement approved in July 1994.

     Amax Gold Inc.
     --------------

          At September 30, 1994, the Company had outstanding borrowings of 79,200 ounces of gold, which were sold for $28.5 million and originally scheduled to be repaid as follows:


                MATURITY             GOLD              AMOUNT
                  DATE              OUNCES         (IN THOUSANDS)
              -------------         ------         --------------
              December 1994         44,183            $ 15,000
              February 1995         25,708              10,000
              February 1995          9,309               3,500
                                    ------             -------
                                    79,200            $ 28,500
                                    ======             =======

          At September 30, 1994, $23.5 million of outstanding gold loans are classified as long-term based on the Company's intention to extend terms and the availability of long-term financing from Cyprus Amax described above.

          The Company does not have any gold market price risk associated with these borrowings due to contractual agreements with the lenders which set the gold price upon repayment equal to the carrying value plus a 4% average annualized effective rate of interest.

     Nevada Gold Mining, Inc.
     ------------------------

          At September 30, 1994, a subsidiary of the Company had outstanding borrowings of 4,000 ounces of gold, which were sold for $1.6 million and are scheduled to be repaid in March 1995.

     Refugio Financing
     -----------------

          In August 1994, Compania Minera Maricunga ("CMM"), a 50% owned subsidiary of the Company, received a commitment from a group of five banks to provide $85 million in financing for the Refugio project in Chile. The loan is expected to be a five year amortizing term loan that can be drawn in U.S. dollars and/or gold. The Company and the other 50% owner will be guarantors on a several basis until after completion tests are passed, at which time the loan would become non-recourse to the Company. Interest will be calculated at LIBOR for a U.S. dollar loan or at the bank's gold base rate for a gold loan, plus 1.75% during the construction phase or plus 2.5% after production begins. The loan is expected to close in November 1994.

     (5)  HEDGE CONTRACTS
          ---------------

          The Company uses forward sales and option contracts to hedge against low gold market prices for future gold production which assures a minimum cash flow for operations while maintaining benefits in the event of higher gold market prices. As of September 30, 1994, the Company's outstanding precious metal hedge contracts were as follows:

                                                                 AVERAGE
                                             GOLD                 PRICE
                                            OUNCES              PER OUNCE                      PERIOD
                                            -------             ---------           -----------------------------

     Forward sales contracts/(1)/           241,400               $423              October 1994 - January 1995
     Option contracts:
      Purchased put options                 387,200               $390              October 1994 - October 1999
      Sold put options                       28,500               $362              December 1994 - November 1995
      Purchased call options                125,000               $422              December 1994 - March 1995
      Sold call options                     354,600               $452              October 1994 - December 1995



     /(1)/ Represents the net forward sales position made primarily on a spot deferred forward basis, which allows the Company to defer the delivery of gold ounces to a later date at a renegotiated gold price.

          The market value of the Company's forward contracts and put and call option contracts at September 30, 1994 was approximately $6.0 million and $2.5 million, respectively. Future market valuations for these contracts are dependent on gold market prices, option volatility and interest rates, which can vary significantly.

          At September 30, 1994, the Company had interest rate swap agreements with a total principal amount of $20 million, as follows:

                              FIXED
         BORROWINGS       INTEREST RATE              PERIOD
         ----------       --------------  ----------------------------
         $10 million           6.54%      October 1994 - November 1994
         $10 million           4.40%      October 1994 - January 1995

          As of September 30, 1994, the Company would be required to pay less than $0.1 million to terminate the agreements, given current market interest rates. The Company may be exposed to nonperformance by the other parties to such agreements, thereby subjecting the Company to higher current interest rates on a portion of its financings. The Company does not anticipate nonperformance by the counterparties, which are commercial banks.

     (6)  CONTINGENCIES
          -------------

          The Company's mining and exploration activities are subject to various federal, state, local and foreign laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally becoming more restrictive. The Company conducts its operations so as to protect public health and the environment. The Company has made, and expects to make in the future, significant expenditures to comply with such laws and regulations.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------

          The following table sets forth the Company's ounces of gold sold and average realized prices as well as the ounces of gold production and production costs for the periods indicated.

                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
- - --------------------------------------------------------------------------------------------------------------
                                                            1994      1993                 1994       1993
==============================================================================================================
GUANACO MINE:
    Ounces of gold produced/(1)/                          10,676       8,594               41,561       18,158
    Average cost per ounce produced:
    Cash production cost/(2)/                            $   624     $   733             $    477     $    661
    Depreciation and depletion                               149         147                  146          145
- - --------------------------------------------------------------------------------------------------------------
    Total production cost                                $   773     $   880             $    623     $    806
- - --------------------------------------------------------------------------------------------------------------
HAYDEN HILL MINE:
    Ounces of gold produced                               17,714      13,566               51,064       40,718
    Average cost per ounce produced:
    Cash production cost/(2)/                            $   335     $   343             $    353     $    485
    Depreciation and depletion                               105         111                  105          162
- - --------------------------------------------------------------------------------------------------------------
    Total production cost                                $   440     $   454             $    458     $    647
- - --------------------------------------------------------------------------------------------------------------
SLEEPER MINE:
 Ounces of gold produced                                  24,161      22,677               82,562       71,578
 Average cost per ounce produced:
  Cash production cost/(2)/                              $   298     $   359             $    259     $    332
  Depreciation and depletion                                  92         127                   92          132
- - --------------------------------------------------------------------------------------------------------------
       Total production cost                             $   390     $   486             $    351     $    464
- - --------------------------------------------------------------------------------------------------------------
WIND MOUNTAIN MINE:
 Ounces of gold produced                                   2,549       4,539                9,140       16,140
 Average cost per ounce produced:
  Cash production cost/(2)/                              $   152     $   185             $    157     $    162
  Depreciation and depletion                                   -           -                    -            -
- - --------------------------------------------------------------------------------------------------------------
      Total production cost                              $   152     $   185             $    157     $    162
- - --------------------------------------------------------------------------------------------------------------
WAIHI MINE:
 Ounces of gold produced/(3)/                                  -           -                    -        8,666
 Average cost per ounce produced:
  Cash production cost/(2)/                              $     -     $     -             $      -     $    233
  Depreciation and depletion                                   -           -                    -           49
- - --------------------------------------------------------------------------------------------------------------
       Total production cost                             $     -     $     -             $      -     $    282
- - --------------------------------------------------------------------------------------------------------------
TOTAL:
 Ounces of gold produced                                  55,100      49,376              184,327      155,260
 Ounces of gold sold                                      59,289      52,456              188,039      158,501
 Average price per ounce sold                            $   400     $   393             $    401     $    391
 Average cost per ounce produced:/(4)/
  Cash production cost/(2)/                              $   366     $   403             $    329     $    388
  Depreciation and depletion                                 103         114                  104          123
- - --------------------------------------------------------------------------------------------------------------
  Total production cost                                  $   469     $   517             $    433     $    511
==============================================================================================================

(1)  Production commenced at the Guanaco Mine in April 1993.
(2)  Cash production costs include all operating costs at the mine sites, including overhead, and, where applicable, Nevada net proceeds tax, royalties and credits for silver by-products.
(3)  Represents the Company's 33.53% share through April 30, 1993.
(4)  Average costs weighted by ounces of gold produced at each mine.


     THIRD QUARTER AND FIRST NINE MONTHS OF 1994 COMPARED WITH THIRD QUARTER AND
     ---------------------------------------------------------------------------
     FIRST NINE MONTHS OF 1993
     -------------------------

          During the third quarter of 1994, the Company recognized a net loss of $7.6 million on revenues of $23.7 million compared to a net loss of $7.4 million on revenues of $20.6 million for the third quarter of 1993. For the first nine months of 1994, the Company recognized a net loss of $16.6 million on revenues of $75.4 million compared to a net loss of $77.7 million on revenues of $62.1 million for the first nine months of 1993. The first nine months of 1993 included a $41.9 million after-tax charge for the write-down of the Hayden Hill investment and a $2.4 million after tax gain from the realization of the future economic benefit from the Company's 33.53% interest in the Waihi Mine in New Zealand. The results for the first nine months of 1993 also included an after-tax charge of $15.2 million related to the cumulative effects of accounting changes. Excluding these special items, the loss for the first nine months of 1993 was $23.0 million. This reduction in net loss for the first nine months of 1994 was primarily the result of significantly higher gold production and sales volumes, lower unit cash production costs, a higher average realized selling price for gold and lower general and administrative expenses, which were partially offset by lower tax benefits. The loss for the third quarter of 1994 was essentially the same as the 1993 quarter, as higher production and sales volumes were more than offset by lower deferred tax benefits.

          Revenues for the third quarter and first nine months of 1994 increased by 15% and 21%, respectively, from the same periods in the prior year. This increase was due to significantly higher production and sales volumes and a slightly higher average realized selling price. The increased production and sales volumes were primarily attributable to higher 1994 production from the Guanaco, Hayden Hill and Sleeper mines which more than offset the elimination of production from the Waihi Mine and declining residual heap leach production from the Wind Mountain Mine.

          The Company realized an average selling price of $400 and $401 per gold ounce in the third quarter and first nine months of 1994, respectively, compared to $393 and $391 per gold ounce for the same periods in 1993. Average realized prices include hedging benefits from closing forward sales contracts and gold options at prices above market. The average COMEX gold price for the first nine months of 1994 was $384 per ounce compared to $355 per ounce for the first nine months of 1993.

          Production from the Guanaco Mine during the third quarter and first nine months of 1994 increased by 2,082 ounces and 23,403 ounces, respectively, over the same periods in 1993. The Guanaco Mine, which commenced production in April 1993, has not yet achieved the optimum level of production due to an insufficient supply of water to process ore on the heap leach pads at design capacity. In October, the Company completed development of water supplies which are expected to be sufficient to achieve design throughput commencing during the first quarter of 1995. In part to offset the high costs experienced during the first 18 months of production, the Company is seeking to optimize the mine plan, which includes evaluation of various mine plan and cost reduction alternatives.

          Subsequent to a major re-evaluation resulting in a $64.1 million pre-tax write-down in July 1993, the Hayden Hill mine was reconfigured for heap leach operation only, with the mill being maintained on a standby status for possible intermittent operation if higher grade ore was encountered or possible use at one of the Company's development properties. To date sufficient high grade ore has not been encountered and the Company is evaluating the sale of the Haile development property in South Carolina. Therefore, the Company may seek to sell the mill rather than use it in the Company's own operations. Operating performance at the Hayden Hill Mine since the reconfiguration has improved, as indicated by the production increase in 1994 of 4,138 ounces and 10,346 ounces for the third quarter and first nine months, respectively, and the reduction in cash operating expenses of $8 per ounce and $132 per ounce for the same periods.

          Production from the Sleeper Mine during the third quarter and first nine months of 1994 increased by 1,484 ounces and 10,984 ounces, respectively, over the same periods in the prior year primarily due to higher average mill head grades and increased mine efficiencies. Sleeper's average mill head grade for the first nine months of 1994 was 0.111 gold ounce per ton compared to 0.070 gold ounce per ton for the first nine months of 1993. Total tons mined for the first nine months of 1994 also increased to approximately 14.4 million tons from approximately 13.8 million tons in the comparable period of 1993.

          Gold production and consolidated cash costs for the quarter ended September 30, 1994 were 55,100 ounces at $366 per ounce compared to gold production of 72,624 ounces and consolidated cash costs of $279 for the quarter ended June 30, 1994. The primary reasons for the reduction in gold production and increase in consolidated cash costs were the expected lower mill head grade at Sleeper for the second half of 1994 and insufficient water supplies and related operating inefficiencies at Guanaco. Higher production at Hayden Hill during the second quarter of 1994 reflected achieving design heap leach capacity in the first quarter of 1994 and the expected increase in recovery rates following the winter.

          Total costs applicable to sales increased slightly in the third quarter and first nine months of 1994, as compared to the 1993 periods, as production and sales volumes were increased at a significantly lower cash production cost per ounce. Consolidated unit cash production costs decreased to $366 per ounce in the 1994 third quarter from $403 per ounce in the 1993 third quarter, and to $329 per ounce in the first nine months of 1994 from $388 per ounce in the first nine months of 1993. These improvements were primarily the result of increased production from the Guanaco, Hayden Hill and Sleeper mines along with lower production costs from Hayden Hill due to the conversion of that mine to a heap leach operation in the last half of 1993. These improvements were somewhat offset by the reduction in lower cost production from the Waihi and Wind Mountain mines.

          Unit depreciation and depletion costs for the third quarter and first nine months of 1994 declined by $11 per gold ounce and $19 per gold ounce, respectively, compared to the same periods in 1993. The lower 1994 depreciation rate was the result of the write-downs of the Hayden Hill investment in the second quarter of 1993 and the Sleeper investment in the fourth quarter of 1993.

          Selling, general and administrative expenses declined to $1.6 million and $4.9 million in the third quarter and first nine months, respectively, of 1994 from $2.2 and $6.4 million in the third quarter and first nine months, respectively, of 1993. On a per gold ounce basis, selling, general and administrative expenses were $26 per gold ounce produced in the first nine months of 1994 compared to $41 per gold ounce produced in the first nine months of 1993. The decrease was the result of management changes, staff reductions and lower headquarter office costs.

          Interest expense for the third quarter and first nine months of 1994 was higher than the interest expense for the third quarter and first nine months of 1993 primarily as a result of increased borrowings to fund the Company's operating and development activities and lower interest capitalization in 1994, somewhat offset by a lower average interest rate due to refinancing the Guanaco short-term bridge loans in March 1994.

          Interest income for the third quarter and first nine months of 1994 was higher than the corresponding periods in 1993 due to higher cash balances in 1994 as a result of the sale of Preferred Stock in August 1994 and higher cash flows from operations.

          Income tax benefits for 1994 are lower than the benefits provided in 1993 due to a reduction in domestic losses in 1994 compared to 1993. Deferred tax benefits are not being provided for foreign losses.

          The first nine months of 1993 reflect a $13.4 million after tax ($17.9 million pre-tax) charge relating to the cumulative effect of a change in the Company's exploration accounting policy for periods prior to 1993 and $1.8 million after tax ($2.8 million pre-tax) charge relating to the adoption of a new accounting standard for postemployment benefits. Both of these accounting policy changes were effective as of January 1, 1993.

                       LIQUIDITY AND FINANCIAL POSITION

          For the first nine months of 1994, the Company had operating cash flow of $3.5 million compared to an operating cash outflow of $16.9 million for the first nine months of 1993, primarily due to the improved performance of the Hayden Hill and Sleeper mines and the continued low cost residual heap leach production from the Wind Mountain mine, which were somewhat offset by high cost production from the Guanaco mine.

          The $13.2 million capital and investment cash outlay for the first nine months of 1994 represented $8.5 million of sustaining capital at the Hayden Hill, Guanaco and Sleeper mines, $2.6 million of Fort Knox development costs, $0.9 million of Haile development costs and $1.2 million of Refugio investment costs. Capital expenditures for the remainder of 1994 are estimated to be approximately $28 million, of which $21 million relates to equity funding of construction of the Refugio project. The Company will also advance $10.0 million to the other 50% owner of the Refugio project.

          In July 1994, a shelf registration statement was declared effective allowing the Company to offer an aggregate of up to $200 million of equity and/or subordinated debt securities. In August 1994, the Company utilized the shelf registration to sell publicly 1,840,000 shares of $3.75 Series B Convertible Preferred Stock for net proceeds of $88.3 million. A portion of the proceeds from this sale were used to repay debt. Net cash flow from financing activities was $69.6 million for the nine months ended September 30, 1994.

          With the remaining cash from the Preferred Stock sale, the flexibility to offer additional equity and/or subordinated debt securities under the shelf registration statement, together with the support of Cyprus Amax under the $100 million line of credit, the Company expects to be able to sustain its current operations and satisfy its 1994 capital and existing debt service requirements. Financing for the Refugio project is nearly complete. Additional financing will be required to complete development of the Fort Knox project.

          Total construction and development costs to bring the Refugio project into production are estimated at between $120 million and $130 million, of which the Company's share is $60 million to $65 million. This is in addition to the Company's $23.9 million of capitalized acquisition and development costs as of September 30, 1994. Fixed price construction and contract mining agreements for the project are in process. Additional Company funding for the project that would not be covered by the project financing is expected to come from a portion of the remaining cash from the sale of the Preferred Stock. Development of the Refugio project began in October 1994 and is expected to accelerate when financing is completed.

          Total capital requirements to construct and develop the Fort Knox property in accordance with the current preliminary design are estimated to be between $250 million and $270 million, in addition to $185 million of capitalized acquisition and development costs as of September 30, 1994. The Company is performing detailed engineering for the project, upgrading the access road to the project site and beginning initial site preparation. Final air permits for the project will not be issued until engineering studies can be completed. Timing of construction is dependent on securing financing on acceptable terms and receiving the approval of the Company's Board of Directors.

          Despite the improvements in operating results in 1994 compared to 1993 and numerous efforts to increase production and reduce costs, the Company expects to continue to realize net losses in the fourth quarter of 1994 unless there is a substantial increase in the market price of gold.

          The Company is in a position to realize a 1994 average selling price in the range of $400 to $405 per gold ounce, depending upon the market price for gold. The Company has an active hedging program in place which is intended to provide some protection against low gold market prices while maintaining most of the potential benefit in the event of higher market prices. The Company believes that, given its current hedge positions, it could realize the benefit from rising market prices for fiscal 1994 and 1995 up to a market price of $450 per gold ounce. The Company also believes it can continue to obtain an average realized sales price for fiscal 1994 and 1995 of at least $400 per ounce if gold market prices decline to as low as $320 per ounce. However, the Company's ability to sustain an average realized price substantially above the market price for fiscal 1996 and beyond may be significantly diminished as its current hedge positions are depleted and new positions are put in place at lower prices.

                          PART II - OTHER INFORMATION
                          ---------------------------

     ITEM 1.  LEGAL PROCEEDINGS
     -------  -----------------

              See Part II - Item 1. "Legal Proceedings" in Form 10-Q for the quarter ended June 30, 1994.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

              (A)  A special meeting of shareholders was held July 26, 1994.

              (B)  Not applicable.

              (C) Two agreements were submitted for approval, which were passed by a vote of 63,227,917 shares in favor (disregarding the shares held by Cyprus Amax, 33,949,373 shares in favor) and 1,878,019 shares against. There were 166,146 shares abstaining.

                   (1) A $100 million double convertible revolving line of credit agreement dated April 15, 1994, between the Company and Cyprus Amax.


                   (2) A stock purchase agreement dated April 15, 1994, providing for the purchase by Cyprus Amax of three million shares of the Company's stock, the proceeds of which were used to repay $20.7 million in indebtedness to Cyprus Amax.

              (D)  Not applicable.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------

              (A)  EXHIBITS

                   Exhibit Number                    Exhibit
                   --------------                    -------

                       (27)                 Financial Data Schedule

              (B)  REPORTS ON FORM 8-K

                   (1) Dated July 26, 1994, reporting stockholder approval of the $100 million double convertible line of credit to the Company by Cyprus Amax and the three million share common stock purchase agreement between the Company and Cyprus Amax.

                   (2) Dated August 2, 1994, reporting the commitments received from a group of international banks for a project loan of approximately $80 million for construction of the Refugio Project in central Chile.

                   (3) Dated August 4, 1994, filing exhibits in connection with the Company's Registration Statement on Form S-3 filed on June 3, 1994, as amended on July 19, 1994.

                                  SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  AMAX GOLD INC.



                                  By /s/ David L. Mueller
                                     ---------------------------------------
                                     David L. Mueller
                                     Vice President and Controller (principal
                                      accounting officer)



     Dated: November 11, 1994