Form 10-K
AMAX GOLD INC
filed 1995-03-31
CIK 814577

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                         Commission file number 1-9620

                                 AMAX GOLD INC.

             (Exact name of registrant as specified in its charter)

              DELAWARE                                  06-1199974
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

       9100 EAST MINERAL CIRCLE                            80112
          ENGLEWOOD, COLORADO                            (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (303) 643-5500

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

===============================================================================
      Title of each class             Name of each exchange on which registered
-------------------------------------------------------------------------------
Common Stock, $0.01 par value        +   New York Stock Exchange, Inc.
(81,295,607 shares outstanding at    +   The Toronto Stock Exchange
March 24, 1995)                      +
$3.75 Series B Convertible Preferred +   New York Stock Exchange, Inc.
Stock, $1.00 par value (1,840,000    +
shares outstanding at                +
March 24, 1995)                      +
Warrants to Purchase Common Stock    +
(4,066,649 outstanding at            +   American Stock Exchange
March 24, 1995)                      +   The Toronto Stock Exchange
===============================================================================


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. _____

The aggregate market value of voting stock held by non-affiliates at the closing price of $5 3/8 on March 24, 1995, was approximately $251,583,500.

Portions of the following document are incorporated by reference into this Form 10-K: registrant's definitive Proxy Statement for the 1995 annual meeting of stockholders to be filed within 120 days of the end of the fiscal year.

                                     PART I

                    ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

Amax Gold Inc. and its subsidiaries and affiliates are engaged in the mining and processing of gold and silver ore and in the exploration for, and acquisition and development of, gold-bearing properties, principally in North, Central and South America. The Company's share of production from its operating properties in the United States and Chile totaled 240,885 ounces during 1994, and its share of reserves as of December 31, 1994 in all its properties totaled approximately 7.1 million contained ounces of gold.

The Company was incorporated in Delaware in 1987 and was a subsidiary of AMAX Inc. ("Amax") until November 1993, when Amax was merged with and into Cyprus Minerals Company, renamed Cyprus Amax Minerals Company ("Cyprus Amax"). Cyprus Amax owns approximately 42.2 percent of the Company's outstanding Common Stock and has the right to acquire additional shares under certain financing arrangements.

The Company's operating properties consist of a 100 percent interest in the Sleeper mine in Humboldt County, Nevada; a 100 percent interest in the Hayden Hill mine in Lassen County, California; an indirect 90 percent interest in the Guanaco mine in Chile and a 100 percent interest in the Wind Mountain mine in Washoe County, Nevada. In addition, the Company owns a 100 percent interest in the Fort Knox gold project near Fairbanks, Alaska; a 50 percent interest in the Refugio gold project in Chile; and a 62.5 percent joint venture interest in the Haile gold project in Lancaster County, South Carolina. The location of Amax Gold's operations and properties is shown on the map on page 2, and a description of operations and properties is set forth below.

Unless otherwise indicated, the term "reserves" when used herein refers to proven and probable reserves, and all reserve information is given as of December 31, 1994. Except as otherwise noted, references to "tons" and "ounces" are to short tons of 2,000 pounds and to troy ounces of 1.097 ounces avoirdupois, respectively. Production is defined as gold or silver produced in the form of dore plus any inventory in mill carbon circuits. Tons mined include removal of waste required to access ore. Cash production costs include all operating costs at the minesite, including overhead, proceeds taxes and royalties, and net of credits for silver by-product.

All of the Company's operating properties are open pit mines. Except for mining equipment under the control of the contract miner at Guanaco, the Company owns its mining and processing equipment, which is maintained in good operating condition. Ore is processed by milling or heap leaching. Milling is the traditional process for recovering gold from ore. After ore is crushed, the gold and silver are concentrated and then smelted into dore which is shipped to refiners for further processing. The milling process is typically used for higher recovery oxide and sulfide ores.

Heap leaching is a lower cost processing method principally applied to oxidized ores. The heap leach recovery rate is generally lower than for milling. In the heap leaching process, crushed and/or run-of-mine ore is loaded onto impermeable leach pads. The ore is sprinkled with a weak cyanide solution which penetrates the ore, dissolving the gold and silver. The "pregnant" solution is collected and pumped through activated carbon or a Merrill Crowe zinc precipitation plant to remove the metals from the solution. After the gold and silver is stripped from the carbon or processed from the zinc precipitate, it is smelted into dore which is shipped to the refiner for final processing.

The terms Amax Gold and the Company when used herein may refer collectively to the parent Amax Gold Inc. and its subsidiaries and affiliates, or to one or more of them, depending on the context.

                                   APPENDIX
                          Graphic and Image Material

A map depicting the location of the Company's operating mines, development properties, and exploration projects appears on page 2. The locations are described in "Part I, Item 1 and 2. Business and Properties."

SLEEPER MINE

The Sleeper mine, located in Humboldt County, Nevada approximately 28 air miles north of Winnemucca, is 100 percent owned by Amax Gold. The operation includes an open pit mine, mill, heap leach pads and tailings disposal facilities. Current facilities occupy approximately 2,000 acres of unpatented mining claims. Access to the mine is provided by a gravel road that connects to a paved public highway. Power is purchased from the local rural electric association. Water for mining and processing operations at Sleeper is provided by a well system that dewaters the pits, and potable water is supplied by truck. No royalties are payable on production from the Sleeper mine.

The property was discovered by an Amax geologist in 1982 and development of the mine was completed in March 1986. Gold production in 1995 is expected to decrease from 1994 levels. Mining is expected to be completed in 1996, with production from residual leaching continuing into 1997.

The following table presents operating data for the Sleeper mine for the years indicated.

                                  Sleeper Mine
                                 Operating Data


                                                 1994         1993         1992
                                              ----------   ----------   ----------
Tons mined                                    18,639,300   18,608,500   18,466,900
Tons of ore milled                               802,534      899,791      896,788
Average mill-head grade (oz. per ton)              0.110        0.078        0.106
Mill recovery rate (%)                             80.60        72.70         82.6
Tons of ore to heap leach                      5,012,600    6,327,600    8,610,600
Average grade to heap leach (oz. per ton)          0.016        0.019        0.020

Ounces of gold produced
 Mill                                             70,750       51,257       82,962
 Heap leach                                       36,162       48,761       61,611
                                              ----------   ----------   ----------
   Total                                         106,912      100,018      144,573
                                              ==========   ==========   ==========

Ounces of silver produced                        142,597      254,692      257,797

Cost per ounce of gold produced
 Cash production costs*                             $273         $317         $223
 Depreciation and depletion                           92          132           99
                                              ----------   ----------   ----------
 Total production costs                             $365         $449         $322
                                              ==========   ==========   ==========

*During 1994, the Company changed its method of accounting for ore loaded on heap leach pads, which increased 1994 cash production costs at the Sleeper mine by $5 per ounce.

The Sleeper deposit lies within volcanic rocks believed to have been erupted from a volcanic field of nested calderas. Ore occurs as high-grade veins, breccias, stockworks and as mineralized vein fragments within alluvium (mined out). The veins are localized along steeply-dipping fractures and faults. The following table sets forth the proven and probable reserves at the Sleeper mine.

                                  Sleeper Mine
                        Proven and Probable Ore Reserves
                            As of December 31, 1994

                             Gold        Gold
                   Tons   Avg. Grade    Content
                   (000)   (oz./ton)   (000 oz.)
                  ------  ----------   ---------
Mill Ore           1,214       0.089         108
Heap Leach Ore     2,573       0.018          47
                  ------  ----------   ---------
Total              3,787       0.041         155
                  ======  ==========   =========

Reserve estimates were prepared by the Company and verified by Mineral Resources Development, Inc. ("MRDI") in its report dated February 1995. Reserves are based upon an assumed gold price of $400 per ounce and a variable cut-off grade. The net reduction of the Sleeper reserves from year-end 1993 to year-end 1994 is 95,000 contained ounces. The reduction from mining and from processing stockpiles was 149,300 ounces offset by a gain of 54,200 ounces resulting from production experience and increased operating efficiencies. Based on production experience, the Company estimates that processing of ore by heap leaching will result in ultimate gold recovery of approximately 50 percent for crushed ore and 22 percent for run-of-mine uncrushed ore.

HAYDEN HILL MINE

The Company owns 100 percent of the Hayden Hill gold mine in Lassen County, California, approximately 120 air miles northwest of Reno, Nevada. The Hayden Hill operation is an open pit mine with three pits, heap leach pads and tailings disposal facilities. The Company controls approximately 6,300 acres through ownership of federal patented and unpatented mining claims and fee lands and a long-term lease of federal unpatented mining claims. Access to the mine is provided by a gravel road that connects to a state highway. Power for operations is purchased from the local rural electric association. Water for mining and processing operations is provided by two wells located in close proximity to the mine. Potable water is supplied by truck. Approximately 75 percent of the current reserves are subject to a gross receipts net smelter return royalty ranging from 2 percent to 5 percent.

The mine began production in June 1992. Milling operations were discontinued in 1993 due to the lack of an adequate supply of high-grade mill ore.

The following table presents operating data for the Hayden Hill mine for the years indicated.

                                Hayden Hill Mine
                                 Operating Data

                                                1994        1993        1992
                                             ----------  ----------  ----------
Tons mined                                   12,922,500  11,262,609  12,104,800
Tons of ore milled                                    -     423,884     563,248
Average mill-head grade (oz. per ton)                 -       0.032       0.036
Mill recovery (%)                                     -        90.7        88.7
Tons of ore to heap leach                     5,132,694   4,993,742   2,619,993
Average grade to heap leach (oz. per ton)         0.017       0.017       0.017

Ounces of gold produced:
 Mill                                                 -      11,570      17,191
 Heap leach                                      65,785      41,468      11,624
                                             ----------  ----------  ----------
 Total                                           65,785      53,038      28,815
                                             ==========  ==========  ==========
Ounces of silver produced                       137,570     144,438      79,696

Cost per ounce of gold produced:
 Cash production costs*                            $406        $470        $432
 Depreciation and depletion                         105         149         152
                                             ----------  ----------  ----------
 Total production costs                            $511        $619        $584
                                             ==========  ==========  ==========

*During 1994, the Company changed its method of accounting for ore loaded on heap leach pads, which increased 1994 cash production costs at the Hayden Hill mine by $39 per ounce.

The Hayden Hill deposit occurs within a Miocene-aged volcaniclastic sequence, comprised of dacitic tuffs and breccias, lahars and tuffaceous lake bed sediments. At its base, this mine sequence has siltstones which are intercalated with sandstones and some andesites. The dacite breccia overlies the basal units and averages approximately 200 feet thick. The deposit is dominantly hosted by the dacitic breccia and overlying units, which were extensively hydrothermally altered during the mineralizing event. The following table sets forth the proven and probable reserves at the Hayden Hill mine.

                                Hayden Hill Mine
                        Proven and Probable Ore Reserves
                            As of December 31, 1994

                                                    Gold       Gold
                                            Tons  Avg. Grade  Content
                                            (000) (oz./ton)  (000 oz.)
                                           ------ ---------- ---------
Heap Leach Ore                             14,324    0.027      381
                                           ====== ========== =========

Reserve estimates were prepared by the Company and verified by MRDI in its report dated February 1995. Reserves are based upon an assumed gold price of $400 per ounce and variable cut-off grades. The net reduction of the Hayden Hill reserves from year-end 1993 to year-end 1994 is 69,600 contained ounces and results from

1994 production of 87,200 ounces partially offset by an increase of 17,600 ounces resulting from production experience and increased operating efficiencies. The Company estimates an ultimate heap leach gold recovery rate of approximately 69 percent.

GUANACO MINE

The Company owns a 90 percent interest in and operates the Guanaco mine, which is located in the Guanaco Mining District in northern Chile approximately 145 miles southeast of Antofagasta, Chile. Under existing shareholder arrangements, the Company receives 100 percent of production until certain conditions are met. The operation consists of an open pit mine, heap leach facilities capable of processing up to 2.2 million tons of ore per year and permanent camp facilities. The facility includes three stages of crushing, permanent pad heap leaching and Merrill Crowe zinc precipitation of gold. The Company has retained an experienced mining contractor to drill, blast, load and transport all ore and waste. The mining contractor provides its own equipment. Access to the mine from Antofagasta is provided by the Pan American Highway (approximately 120 miles south) and a newly constructed gravel surface road (approximately 25 miles east). Power is supplied by an on-site power plant. The water supply for mine operations comes primarily from multiple wells adjacent to the minesite and from nearby surface springs which also provide potable water.

The Guanaco property position is comprised of approximately 25,000 acres, consisting of mineral claims leased from Empresa Nacional de Mineria ("ENAMI"), an entity of the Chilean government, and certain other mineral rights. Nearly all of the reserves are located on land covered by the ENAMI lease. The surface area is owned by the Chilean government; however, the Company has filed applications to purchase selected areas within the ENAMI lease, including the area on which the operations are located. The ENAMI lease expires in 2006, and may be extended by the Company for additional five-year terms thereafter. The lease is subject to royalties varying with the level of production, with the royalty on gold ranging from a 7 percent gross royalty to a 3 percent gross royalty plus a 2 percent net profits royalty; there is a gross royalty of 2 percent for all other metals. In connection with the minority owner's sale of its interest to a third party, the Company and the minority owner are renegotiating certain terms of the original acquisition documents to eliminate certain additional purchase price adjustments totaling approximately $1.4 million. The property remains subject to a 1.1 percent net smelter return royalty to the minority owners for metals other than gold.

The Guanaco mine began production in April 1993. Production was hampered in 1993 by ordinary start-up delays and initial crusher throughput problems and in 1994 by process water shortages which were resolved in the fourth quarter. The Company expects to operate at design capacity in 1995. Cash production costs are expected to decrease as a result of higher production and operating efficiencies.

The following table presents operating data for the Guanaco mine for the period from commencement of production in April 1993 through December 31, 1993 and the year ended December 31, 1994.

                                  Guanaco Mine
                                 Operating Data

                                                 1994        1993
                                              ----------   ---------
Tons mined                                    12,699,988   9,547,075
Tons of ore to heap leach                      2,172,746   1,460,427
Average grade to heap leach (oz. per ton)          0.060       0.060

Ounces of gold produced                           57,675      29,862
Ounces of silver produced                        295,940     136,687

Cost per ounce of gold produced:
 Cash production costs*                             $420        $664
 Depreciation and depletion                          147         142
                                              ----------   ---------
 Total production costs                             $567        $806
                                              ==========   =========

*During 1994, the Company changed its method of accounting for ore loaded on heap leach pads, which decreased 1994 cash production costs at the Guanaco mine by $65 per ounce.

The Guanaco deposit contains gold mineralization in steeply dipping vein-like zones within a silicified volcanic host rock. The following table sets forth the proven and probable reserves at the Guanaco mine.

                                  Guanaco Mine
                        Proven and Probable Ore Reserves
                            As of December 31, 1994

                                                              Gold Content
                                                               (000 oz.)
                                                   Gold     ----------------
                                          Tons  Avg. Grade            AGI
                                          (000)  (oz./ton)  Total  90% Share
                                         ------ ----------  -----  ---------
Heap Leach Ore                           11,420    0.047     534      481
                                         ====== ==========  =====  =========

Reserves were calculated by the Company. The reserves are based upon an assumed gold price of $375 per ounce and a cut-off grade of 0.013 ounce of gold per ton. The Company has determined that calculating the reserves at $400 per ounce would not materially change the results. No attempt has been made to quantify a silver reserve, but the current operation is recovering about five times as much silver as gold. Beneath the designed gold pit, there are drill intersections of sulfide copper; however, the intersections are too widely spaced to quantify a resource at this time. The 1994 year end reserve is based on the 1993 stated reserves less 1994 production.

WAIHI

The Company retains a nominal but not an economic 33.53 percent joint venture interest in the Waihi gold and silver mine located within the town of Waihi, approximately 80 miles southeast of Auckland, on the North Island of New Zealand. In April 1993, the Company completed a transaction with a subsidiary of Poseidon Gold

Limited, a publicly traded Australian company, through which the Company realized all future economic benefit from its interest.

WIND MOUNTAIN

Mining operations at the Company's 100 percent owned Wind Mountain mine were conducted from April 1989 to January 1992. The Wind Mountain mine is located approximately 75 air miles northeast of Reno. Access to the mine is provided by a seven-mile gravel road connecting to a state highway. The Company's holdings at Wind Mountain encompass approximately 775 acres of unpatented mining claims, all of which are leased from third parties under a lease that expires in 1999. Production is subject to a 5 percent net smelter return royalty. Since cessation of mining in January 1992, residual leaching has continued. The leach pads have not been irrigated with cyanide solution since the second quarter of 1994, and residual leaching is expected to end in 1995. Loaded carbon is shipped to the Sleeper mine for stripping and processing into dore. Power for operations at the Wind Mountain mine is provided by the local public utility. Water for processing operations is provided by two wells in close proximity to the mine. Potable water is supplied by truck.

Reclamation of the mine site commenced immediately after mining ceased. A final reclamation plan has been approved by the federal Bureau of Land Management. Reclamation work outside the area of heap leach and processing operations is substantially complete.

The following table presents operating data for the Wind Mountain mine for the years indicated.

                               Wind Mountain Mine
                                 Operating Data

                                      1994      1993      1992
                                     -------   ------   ---------
Tons mined                                 -        -   1,223,800
Tons to heap leach                         -        -   1,169,200
Average grade (oz. per ton)                -        -       0.014

Ounces of gold produced              10, 513   19,296      54,690
Ounces of silver produced             72,609   86,515     297,403

Cost per ounce of gold produced:
 Cash production costs                  $164     $167        $114
 Depreciation and depletion                -        -          27
                                     -------   ------   ---------

 Total production costs                 $164     $167        $141
                                     =======   ======   =========


FORT KNOX PROJECT

The Company owns a 100 percent interest in the Fort Knox project, located in the Fairbanks Mining District, 15 miles northeast of Fairbanks, Alaska. Access to the property is provided by paved highway for 21 miles from the City of Fairbanks and then for five miles by unpaved two-wheel drive road.

The Fort Knox project covers approximately 32,000 acres and consists of two state mining leases, approximately 1,400 state mining claims and 45 patented federal mining claims. The Fort Knox property is held by deeds, mining leases, option agreements, and mining locations. The leases and option agreements have expiration dates ranging from 1995 to 2014, with provisions for extension in some cases. Most of the current reserve is located on approximately 1,150 acres of land held under a state mining lease and is subject to a 3 percent royalty based on net income payable to the State of Alaska. Claims surrounding the current reserve are subject to net smelter return royalties ranging from 3 percent to 6 percent on the state mining claims, and both a 1 percent net smelter return royalty and a 10 percent overriding net profits interest on certain of the patented federal mining claims.

In the first quarter of 1994 the State of Alaska issued a millsite permit covering approximately 7,500 acres, comprising all the lands expected to be directly affected by the development of the Fort Knox project, and in May 1994 the U.S. Army Corps of Engineers issued a dredge and fill permit for the project under Section 404 of the Clean Water Act. Construction and development plans include an open pit mine, a conventional 36,000 tons per day (13.1 million tons per year) process plant, a tailings storage facility and a water supply reservoir. Process water will be supplied from a water reservoir constructed downstream from the tailings pond. The process facilities are designed as a "zero discharge system". Power will be supplied by the public utility serving the area over a newly constructed distribution line, most of which will be paid for by the Company.

The mine and plant are designed to operate year round and to produce approximately 300,000 to 350,000 ounces of gold per year with the higher rates expected during the early years. All permits for construction of Fort Knox have been obtained. Capital required to construct the facilities and complete pre-production stripping is estimated at $256 million. Financing efforts for the project have commenced. Construction has begun with start-up expected in late 1996.

The Fort Knox gold deposit occurs as porphyry-style mineralization of the type usually associated with copper and molybdenum ore bodies. The ore is hosted within the upper margins of a granitic intrusion in a stockwork of small quartz veins and shear zones. The veins and shears are fractions of an inch to 10 inches wide with erratic and widely spaced distribution. The gold occurs as fine grains of free gold disseminated within and along the margins of the veins and shears. In plan view, the deposit has a dimension of about 4,000 by 2,000 feet, elongated in an east-west direction and extending to depths of 1,000 feet. Geology is relatively simple and the rocks are only weakly altered. Grade is usually related to the degree of fracturing and veining of the rocks. Because of the low grade and erratic distribution of gold, mining is planned to be done on a bulk tonnage basis.

The following table sets forth the proven and probable reserves for the Fort Knox project.

                               Fort Knox Project
                        Proven and Probable Ore Reserves
                            As of December 31, 1994

                                                    Gold Avg.    Gold
                                             Tons     Grade     Content
                                             (000)  (oz./ton)  (000 oz.)
                                            ------- ---------  ---------
Mill Ore                                    161,835     0.025      4,094
                                            ======= =========  =========

The current reserve was calculated using the same data used by the Company in its slightly higher tonnage reserve which was verified by MRDI in its report dated December 14, 1992. In 1994, MRDI made an independent evaluation of the current reserve using conditional simulation and found it to be a reasonable estimate of run of mine resources. The gold price is $375 per ounce with a variable cut-off grade. The Company has determined that calculating the reserves at $400 per ounce would not materially change the results. The Company estimates that mill recovery will be approximately 90 percent.

REFUGIO PROJECT

In January 1993 the Company acquired a 50 percent interest in the Refugio project, consisting of three gold deposits located in the Maricunga Mining District in central Chile, approximately 75 miles east of Copiapo. The project is situated at between 13,800 feet and 14,800 feet above sea level. The property is held by Compania Minera Maricunga ("CMM"), a Chilean contractual mining company, which is indirectly owned 50 percent by the Company and 50 percent by Bema Gold Corporation ("Bema"), a publicly traded company based in Vancouver, British Columbia.

The Refugio property position comprises approximately 14,500 acres, consisting of mineral rights, surface rights and water rights sufficient to allow development of the project. The principal ore deposit is held by mining claims which are owned by CMM. Essentially all of the mineral rights surrounding the claims are held by a joint venture formed by Bema and the former owner of the Refugio claims. CMM has agreements in place with this joint venture that will allow CMM to mine any extensions of major ore deposits found on CMM property that extend onto surrounding mineral rights and to use the surrounding areas for project needs. Surface rights that cover the known mineralization and the proposed facilities are owned or controlled by CMM under a lease or applications to purchase from Chilean governmental entities. Water extraction rights expected to be sufficient to supply the project are owned by CMM.

CMM has commenced development of the Verde gold deposit with construction of an open pit mine, three stage crushing and heap leach operation capable of processing 33,000 tons of ore per day (11.9 million tons per year). Carbon adsorption, stripping and electrowinning will be used to recover gold from the leach solutions. Electrowon cathodes would be smelted to dore bars for shipment. Potential production from the Verde deposit is estimated to range from 200,000 to 250,000 ounces of gold per year for approximately 9.5 years of which the Company's share would be 50 percent. Facilities will include a permanent camp. Access to the site from Copiapo is provided by existing roads. Power is supplied by on-site diesel powered generators. The Company expects construction to be completed in 1995.

Capital required to construct the facilities is estimated at $127 million, of which one-half is the Company's share. In February 1995, CMM borrowed $85 million drawn in gold under a project financing arrangement with a group of banks. The remaining funds were contributed by the Company and Bema in accordance with their ownership percentages of CMM.

The Company, through its 50 percent ownership of CMM, is responsible for payment of a net smelter return royalty to the former owner of the Refugio property that is expected to average 2.5 percent of the Company's share of production from the currently defined ore reserves. A sliding scale net smelter return royalty related to net profits and ranging from 2.5 to 5 percent is payable on the Company's share of any production in excess of current reserves.

The Refugio project encompasses the Verde, Pancho and Guanaco gold deposits, which are disseminated gold porphyry deposits containing minor amounts of copper. Gold mineralization is contained within a strong stockwork system hosted by silicified intrusive rocks. The Verde deposit contains all the current reserves and consists of oxide, mixed and unoxidized ore types. It is open at depth and additional exploration potential exists in the Guanaco and Pancho deposits. The Refugio property lies at the southern end of a 90 mile long belt of late volcanic origin that contains a number of large disseminated gold-silver deposits.

The reserves in the Verde deposit at the Refugio project are set forth in the following table.

                                Refugio Project
             Proven and Probable Ore Reserves in the Verde Deposit
                              As of December, 1994

                                                        Gold Content
                                                          (000 oz.)
                                             Gold      --------------
                                    Tons   Avg. Grade         AGI 50%
                                    (000)  (oz./ton)   Total   Share
                                   ------- ----------  -----  -------
Heap Leach Ore                     104,383    0.029    3,075    1,537
                                   ======= ==========  =====  =======

The reserves were prepared by the Company and verified by MRDI in its report for CMM dated December 1992 based upon a gold price of $400 per ounce and variable cut-off grades. The Company expects the ultimate recovery rate from the heap leaching process to range from 49 percent to 81 percent depending upon the type of ore, with overall average recovery estimated to be approximately 66 percent.

HAILE PROJECT

The Company owns a 62.5 percent joint venture interest in the Haile gold property in Lancaster County, South Carolina. The remaining 37.5 percent interest is owned by Piedmont Mining Company, Inc. ("Piedmont"). The Company is currently considering the sale of its interest in Haile.

The Haile project covers approximately 3,600 acres and consists entirely of fee property, which is either owned by the venture participants, leased from third parties or controlled by purchase agreements. The known reserves are contained partly on property that is jointly owned by the Company and Piedmont and partly on property that is leased from a third party under a lease expiring in 1996, with provisions for extension until 2001. The leased property is presently burdened by a 4 percent net smelter return royalty; however, the lease and the royalty would be extinguished upon consummation of the purchase agreement covering the leased property at such time as all material permits for a new surface gold mine at the site have been received.

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

On March 29, 1995 the Company was served by Piedmont with a complaint alleging breaches by the Company and its subsidiaries under various agreements. Based on the facts currently known to the Company's management, the Company does not expect this action to have any material effect on the Company's financial condition or results of operations.

Ore grade mineralization on the Haile property is generally hosted within silicified and pyritized fine-grained metasedimentary rocks near the folded and faulted contact with overlying volcaniclastic and metavolcanic rocks.

Current reserves are contained in four separate deposits. The following table sets forth the proven and probable reserves at the Haile project.

                                 Haile Project
                        Proven and Probable Ore Reserves
                            As of December 31, 1994

                                                        Gold Content
                                                          (000 oz.)
                                              Gold     ---------------
                                      Tons  Avg. Grade       AGI 62.5%
                                      (000) (oz./ton)  Total   Share
                                      ----- ---------- ----- ---------
Mill Ore                              8,736     0.089    780     488
                                      ===== ========== ===== =========

The reserves were prepared by the Company and verified by Derry, Michener, Booth & Wahl in its audit of April 1, 1994 ore reserves. Reserves are based upon an assumed gold price of $400 per ounce and a cut-off grade based on the economics associated with variable mining and processing costs. The Company estimates ultimate gold recoveries would range from 65 percent to 85 percent.

EXPLORATION

The Company entered into an Exploration Joint Venture Agreement with Cyprus Amax (the "Exploration JV") effective January 1, 1994. Under the Exploration JV, the Company and Cyprus Amax have agreed to pool their efforts for the principal purpose of discovering and developing future gold prospects, with Cyprus Amax providing 75 percent and the Company providing 25 percent of the initial exploration funding for such prospects. The Company has the first right to acquire the 75 percent interest of Cyprus Amax in any gold and silver properties covered by the Exploration JV.

The Company's primary exploration objective continues to be the acquisition and evaluation of near-surface gold deposits that can be mined by open pit methods. During 1994 the Company's exploration efforts were focused on Cyprus Amax' Cerro Quema property in Panama and the Company's Robertson property in Nevada, together with continuing exploration near operating properties. Both properties predate the Exploration JV, and the Company's exploration of Cerro Quema is conducted pursuant to an option agreement with Cyprus Amax. Other exploration activities have been conducted in British Columbia, China, Ghana and Australia.

Exploration expenditures were $6.2 million in 1994 compared to $5.2 million in 1993 and $6.7 million in 1992 (excluding 1992 exploration expenditures on the Haile and Guanaco projects). Exploration expenditures for 1995 are anticipated to be approximately $4 million.

GOLD MARKET AND PRICES

Gold has two principal uses: product fabrication and bullion investment. Fabricated gold has a wide variety of end uses, including jewelry manufacture (the largest fabrication component), electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. The Company sells all of its refined gold to banks and other bullion dealers, utilizing a variety of hedging techniques, and substantially all of the Company's 1994 sales were export sales made in Europe.

The profitability of the Company's operations is significantly affected by the market price of gold. The price of gold has fluctuated widely and is affected by numerous factors, including international economic trends, currency exchange fluctuations, expectations for inflation, consumption patterns (such as purchases of gold jewelry and the development of gold coin programs), sales of gold bullion holdings by central banks or other large gold bullion holders or dealers and political events in the Middle East and major gold-producing countries such as South Africa and the CIS. Gold prices are also affected by worldwide production levels, which have increased in recent years. In addition, the price of gold has on occasion been subject to rapid short-term changes because of market speculation.

The following table sets forth for the years indicated the high and low selling prices of gold, first position, as provided by the Commodity Exchange, Inc. ("COMEX") in New York.


                               High          Low
                      Year    (dollars per ounce)
                      ----    -------------------

                      1990    $422.40     $346.80
                      1991     403.20      344.30
                      1992     359.30      329.70
                      1993     407.00      326.30
                      1994     398.00      370.60


REFINING, SALES AND HEDGING ACTIVITIES

Refining arrangements are in place with third parties for the Sleeper, Wind Mountain, Hayden Hill and Guanaco mine production. Because of the availability of refiners other than those with whom such arrangements have been made, the Company believes that no adverse effect would result if any of these arrangements were terminated.

The Company employs a number of hedging techniques with the objective of mitigating the impact of downturns in the gold market and providing adequate cash flow for operations while maintaining significant upside potential in a market upswing. During 1994 and 1993 the Company's hedging efforts resulted in average realized prices of $401 an ounce and $392 an ounce, respectively. This contrasts with an average COMEX price of approximately $384 an ounce for 1994 and $360 an ounce for 1993. See Note 8 to the Company's 1994 consolidated financial statements for a description of hedging activities.

AGREEMENTS WITH CYPRUS AMAX

In connection with the change of ownership of the Company resulting from the Cyprus Amax Merger, Amax Gold has entered into the following agreements with Cyprus Amax.

Under credit arrangements Cyprus Amax agrees to make loans to the Company from time to time until December 31, 2001 in an aggregate principal amount not to exceed at any time outstanding $180 million, with $80 million subject to approval of the Company's stockholders. The Company may elect to repay amounts of outstanding indebtedness either by payment in cash or payment in shares of convertible preferred stock.

Under the Exploration JV, the Company and Cyprus Amax have agreed to pool their efforts for the principal purpose of discovering and developing future gold prospects, with Cyprus Amax providing 75 percent and the Company providing 25 percent of the initial exploration funding for such prospects. Properties held by the parties prior to January 1, 1994 are excluded from the joint venture. A subsidiary of Cyprus Amax has been appointed as Manager to manage, direct and control exploration activities, with active participation by Amax Gold. The Exploration JV will terminate December 31, 1995 unless the Company and Cyprus Amax mutually agree to extend the agreement. Either party may withdraw upon giving 60 days notice to
                                       13
the other party. Amax Gold has the first right to acquire any gold property covered by the Exploration JV and Cyprus Amax has the first right to acquire properties containing deposits of minerals other than gold or silver.

Amax Gold and Cyprus Amax have entered into an agreement which gives the Company the option to purchase the Cyprus Amax interest in the Cerro Quema advanced stage gold exploration prospect in Panama. The purchase price is to be based on estimated reserves to be established in a feasibility study funded by the Company that has yet to be completed.

The Company and Cyprus Amax have agreed to provide a variety of managerial and other services to each other on a full cost-reimbursement basis, terminable by the Company or by Cyprus Amax on 180 days prior written notice.

The Company and Cyprus Amax are parties to a put and call agreement under which Cyprus Amax may sell shares of Common Stock of Amax Gold to the Company upon exercise of certain common stock purchase warrants issued in connection with the acquisition of the Fort Knox Project in 1992. The warrants, which expire in January 1996, have a current exercise price of $21.00.

EMPLOYEES

At December 31, 1994, the Company and its consolidated subsidiaries employed 602 persons in addition to 123 contract miners at its Guanaco mine. The hourly employees at the Guanaco mine are represented by the Sociedad Contractual Minera Guanaco labor union and are covered by a labor contract. None of the Company's employees in the United States are organized and the Company considers its employee relations to be good. The Company obtains certain administrative and other services from Cyprus Amax.

COMPETITION

The Company competes with other companies in the acquisition of mineral interests and the recruitment and retention of qualified employees. A number of these companies are larger than the Company in terms of annual gold production and total reserves and have been engaged in gold mining and exploration longer than the Company. Management does not believe, however, that such competition has had a material effect on the development of the Company's business or the sale of its products.

FOREIGN OPERATIONS

Foreign operations and investments such as those which the Company has in Chile may be adversely affected by exchange controls, currency fluctuations, taxation and laws or policies of particular countries or by political events in those countries as well as by laws and policies of the United States affecting foreign trade, investment and taxation.

REGULATION AND ENVIRONMENTAL MATTERS

The Company's mining and processing operations and exploration activities in the United States, Chile, Panama and other countries are subject to various laws and regulations governing the protection of the environment, exploration, development, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, mine safety and other matters. New laws and regulations, amendments to existing laws and regulations, or more stringent implementation of existing laws and regulations could have a material adverse impact on the Company, increase costs, cause a reduction in levels of production and/or delay or prevent the development of new mining properties. Amax Gold expects to be able to comply with all existing environmental laws and regulations. Such compliance requires significant expenditures and increases the Company's mine development and operating costs.

In May 1992, a notice of violation was issued to the Company by the Director, Air and Toxics Division, Region IX of the United States Environmental Protection Agency, alleging that the Company had commenced construction of the Hayden Hill Mine, and of seven diesel powered generators which supplied temporary power at the mine, without final permits and failed to comply with certain notification requirements under federal new source performance standards regulations in violation of regulations promulgated under the Clean Air Act. The settlement of this matter has been effected by a consent decree entered into in December 1994 between EPA, the Company and the U.S. Department of Justice, which will expire in December 1995.

In March 1994, the U.S. Forest Service notified the Company that it considers the Company to be a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), jointly and severally liable with other PRPs, for damages attributable to alleged releases of hazardous substances from the Siskon Mine, located in the Klamath National Forest in Siskiyou County, California. The Company conducted a limited exploration drilling program in the summer of 1991 on property at the Siskon mine site which the Company believes is not involved in the alleged releases. The Company has had no communication from the Forest Service since its response to the Forest Service in July 1994. Based on facts currently known to management, the Company does not anticipate that this matter will have any material effect on the Company's financial condition or results of operations.

Executive Officers of the Registrant

As of March 24, 1995, the names, ages and offices of all executive officers of the Company were as follows.


 Name                  Age                      Office
 ----                  ---                      ------
Milton H. Ward          62  Chairman of the Board and Chief Executive Officer
Roger A. Kauffman       51  President and Chief Operating Officer
Richard B. Esser        48  Vice President
Deborah J. Friedman     42  Vice President, General Counsel and  Secretary
Mark A. Lettes          45  Vice President and Chief Financial Officer
David L. Mueller        44  Vice President and Controller
Neil K. Muncaster       59  Vice President
Andrew F. Pooler        36  Vice President


Mr. Ward was elected Chairman of the Board and Chief Executive Officer of the Company in November 1993 and served as President from November 1993 until February 1995. He has been Chairman of the Board, President and Chief Executive Officer of Cyprus Amax since May 1992. Prior to joining Cyprus Amax, Mr. Ward had been President and Chief Operating Officer of Freeport-McMoRan Inc. and Chairman and Chief Executive Officer of Freeport McMoRan Copper & Gold Inc. since 1984.

Mr. Kauffman was elected President of the Company in February 1995 and has served as Chief Operating Officer since February 1994. He served as Senior Vice President from February 1994 until February 1995. From 1986 to February 1994, he was Vice President-Industrial Minerals for Hecla Mining Company.

Mr. Esser has been Vice President of the Company responsible for human resources matters since August 1989. Prior to August 1989, he held various management positions in the Company's human resources department.

Ms. Friedman was elected Vice President, General Counsel and Secretary of the Company in September 1994. From 1982 through 1993, she held various positions in the law department of Cyprus Amax, including General Counsel and Associate General Counsel. In 1994, she served as a legal consultant handling various matters for Cyprus Amax.

Mr. Lettes was elected Chief Financial Officer of the Company in January 1994. He has held various management positions in the Company's financial departments since 1986, including Vice President since August 1989 and Treasurer from May 1988 to February 1991.

Mr. Mueller was elected Vice President and Controller in October 1994. He was Director of Financial Reporting at Echo Bay Mines Ltd. from October 1990 until 1994. Prior to October 1990, he was a Senior Manager at Ernst & Young.

Mr. Muncaster was elected Vice President of the Company in February 1991 and is responsible for exploration. He was Vice President, Exploration for Echo Bay Mines from 1986 to 1991.

Mr. Pooler was elected Vice President of the Company in February 1992 and is responsible for the Company's operations in the continental U.S. From May 1988 until February 1992 he was General Manager of the Wind Mountain mine.

Each executive officer holds office subject to removal at any time by the Board of Directors of Amax Gold.

                           ITEM 3.  LEGAL PROCEEDINGS

In June 1993, the Company, certain other affiliated corporations and several unnamed corporations and individuals were sued in the Nevada State Court for Washoe County by TMB Associates ("TMB"), a Nevada general partnership that is the lessor under an April 2, 1987 lease of unpatented federal mining claims (as amended, the "Lease") which comprise a substantial part of the Wind Mountain mine property position. The lawsuit involves the formation and performance of, and alleged breach of duties with respect to, the Lease pertaining to the exploration, development and mining of the Wind Mountain ore deposit. In 1993, the court granted the Company's motion to stay the litigation and to compel TMB to proceed with arbitration, pursuant to an arbitration clause in the Lease requiring any controversy to be settled by arbitration and imposing a one-year limitation for commencing arbitration. TMB initiated arbitration in 1994 and discovery is proceeding. At this time, the Company's management does not anticipate any material adverse effect on the Company's financial condition or results of operations from the results of arbitration.

Certain of the Company's New Zealand subsidiaries and certain subsidiaries of Poseidon Gold Limited ("PosGold") are defendants in an action brought by Mineral Resources (N.Z.) Limited and a subsidiary in the High Court of New Zealand, Auckland Registry, Commercial List, claiming that a transaction between the Company and a subsidiary of PosGold in June 1993 in which the Company realized all future economic benefit from an interest in a mine in New Zealand created a default under the joint venture agreement and seeking to obtain the Company's venture interest. The Company believes that it is remote that this litigation will result in any material effect on the Company's financial condition or results of operations.

See "Item 1 and 2. Business and Properties-Haile Project" for a description of a dispute between the Company and its joint venture partner in the Haile project.
                                       16
parties are awaiting final action on pre-trial motions and the Company believes that it is remote that this litigation will result in any material adverse effect on the Company's financial condition or results of operations.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1994.

                                    PART II

   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                                    MATTERS

The Company's Common Stock is listed on the New York Stock Exchange (AU) and The Toronto Stock Exchange (AXG). As of March 24, 1995, 81,295,607 shares of Common Stock were outstanding with approximately 11,900 stockholders of record. Cyprus Amax owns approximately 42.2 percent of the Company's outstanding Common Stock. The Company's $3.75 Series B Convertible Preferred Stock is listed on the New York Stock Exchange (AUPrB). As of March 17, 1995, 1,840,000 shares of Series B Convertible Preferred Stock were outstanding with approximately 15 stockholders of record.

The following table sets forth for the periods indicated the high and the low sale prices per share of the Company's Common and Series B Convertible Preferred Stock as reported on the New York Stock Exchange Composite Tape and the dividends paid on such stock.

                      Stock Prices and Dividends Per Share

                  Common Stock          Series B Convertible Preferred Stock
           ---------------------------  ------------------------------------
Quarter     High      Low    Dividends     High        Low        Dividends
------     -------  -------  ---------  ----------   ---------   -----------
1994
----
First      $ 8 1/4   $6 1/4       $  -     $     -     $     -        $    -
Second       8 1/4    6 5/8          -           -           -             -
Third        7 7/8    6 1/8          -      55 5/8          50             -
Fourth       7 5/8    5 5/8          -      56 1/4      47 7/8         .9791

1993
----
First        9 3/8    7 3/4        .02           -           -             -
Second       9 1/2    6 7/8        .02           -           -             -
Third       10 1/2    6 3/4        .02           -           -             -
Fourth           8        6        .02           -           -             -

On March 4, 1994, the Company's Board of Directors decided to eliminate the quarterly dividend on the Company's Common Stock to reduce expenses. Although the Company's loan agreements do not directly limit the payment of dividends, the agreements require the Company to comply with certain financial convenants that may be affected by dividend payments.

The Series B Convertible Preferred Stock was issued on August 11, 1994. The dividend paid on November 15, 1994 included the 94 day period from date of issuance. Regular quarterly dividends are $.9375.

As of March 24, 1995, 4,066,649 warrants to purchase Common Stock of the Company were outstanding with approximately 80 holders of record. The warrants are listed on the American Stock Exchange (AUWS) and the

Toronto Stock Exchange (AXGWT). The warrants, issued in connection with the acquisition of the Fort Knox project, expire in January 1996 and permit the holder to purchase one share of Common Stock for $21.00.

                       ITEM 6.   SELECTED FINANCIAL DATA

                        AMAX GOLD INC. AND SUBSIDIARIES
                       FINANCIAL AND OPERATING HIGHLIGHTS
              (IN MILLIONS EXCEPT PER SHARE AMOUNTS, PERCENTAGES,
               PRODUCTION AND SALES OUNCES AND AMOUNTS PER OUNCE)
                            YEARS ENDED DECEMBER 31,

                                                      1994       1993       1992       1991       1990
                                                    --------   --------   --------   --------   --------
FOR THE YEAR:
 Revenues                                           $   94.6   $   81.9   $   99.7   $  128.2   $  149.8
 Gross operating margin (loss)                         (16.6)     (31.9)      16.6       38.0       63.1
 Asset write-downs/(1)/                                 21.1       87.7          -          -       12.6
 Earnings (loss) from operations/(1)(2)/               (43.9)    (116.0)      18.8       24.0       36.1
 Earnings (loss) before cumulative effect of
   accounting changes, net/(1)(2)/                     (43.0)     (89.0)      13.0       21.2       28.3
 Net earnings (loss)/(1)(2)(3)/                        (35.5)    (104.2)      11.5       21.2       28.3
 Per common share:
  Earnings (loss) before cumulative effect of
   accounting changes/(1)(2)(3)/                        (.56)     (1.14)       .18        .35        .47
 Net earnings (loss)/(1)(2)(3)/                         (.47)     (1.34)       .16        .35        .47
 Weighted average common shares outstanding/(4)/        79.3       77.8       73.7       60.0       60.0
 Capital and cash acquisition expenditures              23.0       23.4      113.7       60.0       39.9
 Cash dividends to common stockholders                     -        2.0        2.8        4.8        4.8
 Dividends declared per common share/(4)/                  -        .08        .08        .08        .08
 Cash dividends to preferred stockholders                1.8          -          -          -          -
 Dividends declared per preferred share                .9791          -          -          -          -
AT YEAR-END:
 Current assets                                         72.7       37.9       47.1       41.7       42.4
 Total assets                                          403.2      381.0      477.6      198.3      157.2
 Current liabilities                                    45.6       37.6       46.9       28.2       21.2
 Long-term gold and currency financings                 83.2      136.5      103.1       24.1        8.4
 Stockholders' equity                                  245.5      173.3      257.2      136.3      120.7
 Working capital                                        27.1         .3         .2       13.5       21.2
 Book value per common share                            3.10       2.23       3.49       2.27       2.01
 Long-term debt to equity                                 34%        79%        40%        18%         7%
KEY OPERATING FACTORS FOR THE YEAR:
 Total ounces of gold produced/(5)/                  240,885    210,880    253,603    300,233    354,859
 Total ounces of gold sold                           235,664    209,290    248,024    300,418    359,146
 Average price per ounce sold                       $    401   $    392   $    402   $    427   $    417
 Average cost per ounce produced/(6)/:
  Cash production cost/(7)/                         $    340   $    388   $    223   $    195   $    147
  Depreciation and depletion                             105        122         87         82         73
                                                    --------   --------   --------   --------   --------
   Total production cost                            $    445   $    510   $    310   $    277   $    220
                                                    ========   ========   ========   ========   ========

/(1)/ In 1994, the Company recorded a $18.6 million ($14.4 million after tax) write-down of the Hayden Hill mill to its estimated salvage value and a $2.5 million ($2.1 after-tax) write-down of other assets which increased the net loss by $16.5 million or $.21 per share. In 1993, the Company recognized a $64.1 million pre-tax ($41.9 million after tax) write-down of Hayden Hill and a $23.6 million pre-tax ($15.6 million after tax) write-down of Sleeper, which increased the 1993 net loss by $57.5 million, or $.74 per common share. The earnings for 1990 include a $12.6 million write-down of Amax Gold's investment in Canamax Resources Inc. recorded in the first half of 1990, which reduced 1990 net earnings per common share by $.21. The remaining Canamax investment was sold to Amax during the second half of 1990 for $6.4 million in cash.
/(2)/ In 1994, the Company changed its method of accounting for the cost of ore loaded on heap leach pads. The 1994 net loss is reduced by a $7.5 million after tax benefit relating to the cumulative effect of this accounting change. In September 1993, Amax Gold changed its exploration accounting policy, effective January 1, 1993, such that prior period exploration expenses would no longer be capitalized and restored to earnings when a property became exploitable. The 1993 net loss includes a $13.4 million, or $.17 per common share, after tax charge relating to the cumulative effect of this accounting change. The 1992 net earnings include $8.9 million, or $.12 per common share, of after tax income related to prior year exploration expenditures on the Haile and Guanaco projects that were capitalized and restored to earnings.
/(3)/ The 1993 net loss includes a $1.8 million, or $.03 per common share, after -tax cumulative effect of the January 1, 1993 adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits". Net earnings for 1992 include a $1.5 million, or $.02 per common share, after tax cumulative effect of the January 1, 1992 adoption of SFAS No. 106, "Postretirement Benefits Other Than Pensions".
/(4)/ Adjusted for three-for-two common stock split effected in the form of a stock dividend which was distributed in 1988.
/(5)/ Gold production for the year ended December 31, 1992 reflects increased production of 4,733 ounces at the Sleeper Mine and 542 ounces at the Waihi Mine relating to the cumulative effect of a change in accounting to include production in the mill carbon circuit, effective January 1, 1992.
/(6)/ Average costs weighted by ounces of gold produced at each mine.
/(7)/ Cash production costs include all operating costs at the mine site, including overhead and, where applicable, Nevada net proceeds tax, royalties and credits for silver by-products.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

SUMMARY

The Company recorded a net loss of $35.5 million in 1994, the first full year of operations following the November 1993 merger of Amax Inc. with and into Cyprus Minerals Company. During the period since the merger, the Company has made management changes, significantly reduced staff, entered into exploration, non-compete and service agreements with Cyprus Amax Minerals Company ("Cyprus Amax") and successfully financed future growth. Gold production for 1994 was 240,885 ounces at an average cash production cost of $340 per ounce. The average price of gold realized in 1994 was $401 per ounce compared to the average market price of $384 per ounce.

RESULTS OF OPERATIONS

Amax Gold reported a net loss of $35.5 million in 1994 compared with a net loss of $104.2 million in 1993 and net income of $11.5 million in 1992. The 1994 results include after-tax asset write-downs of $16.5 million partially offset by the $7.5 million cumulative after-tax effect of a change in accounting for leach pad inventory. The Company paid dividends of $1.8 million in 1994 on preferred stock issued in August 1994. Results in 1993 include after-tax asset write-downs of $57.5 million, a $15.2 million charge for the after-tax cumulative effect of a change in accounting for exploration expenses and the adoption of a new accounting standard for postemployment benefits, and an after-tax gain of $2.4 million from the realization of the future economic benefit from its 33.53 percent interest in the Waihi Mine in New Zealand. The 1992 results include after-tax income of $8.9 million from exploration expenditures that were capitalized and restored to earnings and an after-tax charge of $1.5 million for the cumulative effect of the adoption of a new accounting standard for postretirement benefits other than pensions.

Revenues increased to $94.6 million for 1994 compared to $81.9 million in 1993. Revenues were $99.7 million in 1992. The increase in 1994 revenue from 1993 is a result of higher production and sales volumes from the Guanaco, Hayden Hill and Sleeper mines and higher realized prices in 1994. The decrease in revenues in 1993 from 1992 is a result of declines in production and sales volumes from the Sleeper, Wind Mountain and Waihi mines together with lower realized sales prices in 1993. Somewhat offsetting these declines in 1993 was production from Hayden Hill, which commenced operations in June 1992, and Guanaco, which commenced operations in April 1993. The Company sold 235,664 ounces of gold in 1994 compared to 209,290 ounces in 1993 and 248,024 ounces in 1992. Total production and sales volumes for 1995 are expected to increase slightly from 1994 levels as the Hayden Hill and Guanaco heap leach operations are scheduled to process ore at design capacity, more than offsetting declines in production at Sleeper which is nearing the end of its mine life and Wind Mountain where residual leaching is expected to end in 1995.

The Company realized an average selling price of $401 per ounce of gold in 1994, $392 per ounce in 1993 and $402 per gold ounce in 1992. The average realized price for each year includes hedging benefits from closing forward sales contracts and gold options at prices above market. The average COMEX gold price was $384 per ounce in 1994, $360 per ounce in 1993 and $344 per ounce in 1992.

Gold production was 240,885 ounces in 1994 compared to 210,880 ounces in 1993 and 253,603 ounces in 1992. The increase in gold production in 1994 was due to increased production at Guanaco, Hayden Hill and Sleeper. The increase in production at Guanaco was a result of operating for a full year in 1994 compared to operating for a portion of a year in 1993, when the mine commenced production in April. Guanaco experienced ordinary start-up delays and crusher throughput problems in 1993, and process water shortages in 1994 which were resolved in the fourth quarter. The increase in production at Hayden Hill in 1994 is primarily due to the successful conversion of the mine to a heap leach only operation during the last half of 1993. Increased production at Sleeper in 1994 compared to 1993 is a result of higher mill grade and mill recovery rates in 1994. These increases were partially offset by expected lower residual heap leach production at Wind Mountain and the elimination of the Company's share of production at Waihi in New Zealand. In a transaction effective in April 1993, the Company realized the future benefit from its 33.53 percent interest in the Waihi mine. Gold production declined in 1993 from 1992 primarily as a result of lower mill head grades and related recovery rates at Sleeper, lower residual heap leach production at Wind Mountain after completion of mining in January 1992 and four months of production at Waihi in 1993 compared to a full year in 1992. These production decreases in 1993 compared to 1992 were partially offset by the commencement of operations at Guanaco in April 1993 and by increased production at Hayden Hill during its first full year of operations in 1993.

Cost of sales represent mining and processing costs for gold sold during the year including labor, materials and supplies, repairs and maintenance, fuel and utilities. The Company's operating costs also include estimated reclamation at each of the Company's mines, which is accrued and charged over the expected mine life using the units-of-production method. Reclamation costs are estimates based on current federal, state and Chilean laws and regulations governing the protection of the environment. Changes in these laws and regulations could increase future reclamation costs.

Cash production costs decreased to $340 per ounce in 1994 from $388 per ounce in 1993. Cash production costs were $223 per ounce in 1992. The decrease in cash production costs in 1994 compared to 1993 relates primarily to higher production during a full year of operations at Guanaco and reduced operating costs and higher production at Sleeper and Hayden Hill. Cash production costs per ounce at Guanaco decreased to $420 in 1994 from $664 in 1993. The decrease in cash costs at Guanaco is primarily a result of increased production due to a full year of operations, although production was hampered by intermittent process water shortages which were resolved in the fourth quarter. The decrease includes a $65 per ounce benefit from the effect of changing the method of accounting for inventory of ore loaded on heap leach pads in 1994. At Hayden Hill, cash costs per ounce decreased substantially to $406 in 1994 from $470 in 1993, despite an additional $39 per ounce increase from the change in accounting for heap leach inventory. Cash costs per ounce at Sleeper decreased to $273 in 1994 from $317 in 1993, despite a $5 increase in costs in 1994 relating to the change in accounting for heap leach inventory. Cash production costs per ounce in 1993 increased to $388 from $223 in 1992 primarily as a result of high costs associated with start-up together with low crusher throughput at Guanaco, lower expected grade and mill recovery rates in the first half of 1993 at Hayden Hill and reduced production related to lower mill head grades at Sleeper. Cash production costs are expected to be lower in 1995 than in 1994, due to higher production levels from Guanaco and Hayden Hill, which are expected to operate at design throughput in 1995. This increase in production is expected to be partially offset by lower production at Sleeper, which is nearing the end of expected mine life, and decreasing residual leach production from Wind Mountain. Refugio is scheduled to commence production at the end of 1995 or early in 1996.

Depreciation and depletion decreased by $.4 million in 1994 compared to 1993. The 1994 decrease was primarily a result of the write-downs of assets at Sleeper in December 1993 and at Hayden Hill in June 1993, somewhat offset by a full year of production at Guanaco in 1994. On a unit basis, depreciation and depletion decreased to $105 per ounce in 1994 from $122 per ounce in 1993. Depreciation and depletion has been favorably impacted by continuing residual heap leach production at Wind Mountain after assets were fully depreciated in the first quarter of 1992. For 1993 compared to 1992, total depreciation and depletion increased by $3.9 million. On a per ounce basis, depreciation and depletion increased to $122 per ounce in 1993 from $87 per ounce in 1992 as a result of production at Guanaco starting in April 1993 and a reduction of recoverable ounces at Sleeper which was partially offset by lower depreciation and depletion at Hayden Hill following the asset write-down in June 1993.

General and administrative costs have been reduced over the last three years. The primary reason for the decrease to $6.9 million in 1994 from $8.4 million in 1993 was a reduction of staff in 1994.

Asset write-downs were $21.1 million in 1994 and $87.7 million in 1993. The asset write-down in 1994 consisted of $18.6 million ($14.4 million after tax) for the Hayden Hill mill and $2.5 million ($2.1 million after tax) for other assets. In 1993, the Company wrote down the Hayden Hill mill by $64.1 million ($41.9 million after-tax) to its then estimated salvage value in anticipation that sufficient mill grade ore would be encountered to justify a future milling operation or possible use of the mill at another Company property. The additional write-down of the Hayden Hill mill in 1994 is the result of the lack of higher grade ore amenable to milling operations and the unlikely use of the mill at another of the Company's properties. In 1993, the Company also wrote down Sleeper assets by $23.6 million ($15.6 million after tax) as a result of reducing proven and probable reserves based on mining experience and reinterpretation of geologic data.

Exploration expense was $6.2 million in 1994 compared to $5.2 million in 1993, primarily reflecting increased activity in North, Central and South America, partially offset by savings related to the Company's agreement to pool efforts with Cyprus Amax to discover and develop new gold properties. Effective January 1, 1993, the Company changed its exploration accounting policy to expense exploration costs as incurred. Exploration expense in 1992 was $9.0 million before the effect of capitalizing $11.2 million for exploration expenditures under the Company's previous exploration accounting policy.

Interest expense rose to $8.9 million in 1994 compared to $8.5 million in 1993 and $2.3 million in 1992. These increases were primarily the result of higher interest rates in 1994 and a higher average debt balance in 1993. Interest in 1992 was partially offset by the capitalization of a portion of interest expense while the Hayden Hill and Guanaco mines were in the construction and development phase.

Interest income was $2.1 million in 1994 compared to $.7 million in 1993 and $1.6 million in 1992. The change in interest income relates to cash from the preferred share offering held prior to investing in capital projects.

In addition to the effects of changes in accounting for inventory in 1994 and changes in exploration accounting in 1993 noted above, accounting changes as a result of new accounting standards were made in 1993 and 1992. The cumulative effect of the 1993 accounting change for postemployment benefits was a decrease in net income of $1.8 million (net of a deferred tax benefit of $1 million). The cumulative effect of the 1992 accounting change for postretirement benefits was a decrease in net income of $1.5 million (net of a deferred tax benefit of $.9 million).

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $27.1 million at December 31, 1994 compared to $.3 million at December 31, 1993. During 1994, the Company's operating activities used $3.1 million of cash and cash used in investing activities was $24 million. Cash spent for property, plant and equipment at operating properties in 1994 included $6.6 million at Guanaco, $4.6 million at Hayden Hill and $1.1 million at Sleeper. In addition, 1994 capital expenditures at development properties included $5.4 million at Fort Knox, $4.2 million at Refugio and $1.1 million at Haile. Expenditures at Haile in 1995 will be expensed as incurred as a result of the Company's interest in selling its 62.5 percent of the property.

Net financing activities generated cash of $56.3 million. In August of 1994, the Company received net proceeds of $88.3 million from the sale of convertible preferred stock. The preferred stock was sold under a universal shelf registration filed by the Company in June 1994 covering $200 million of equity and/or subordinated debt securities. Currently $108 million is available under the shelf registration. The Company sold three million shares of common stock to Cyprus Amax and used the proceeds to repay $20.7 million outstanding under a promissory note. Other financing activities in 1994 included financing costs of $3.4 million, net debt repayments of $3.1 million and preferred stock dividends of $1.8 million.

Capital expenditures for 1995 are expected to be approximately $193 million including $133 million at Fort Knox, $54 million for the Company's share at Refugio and $6 million at operating properties. Financing for Refugio has been various financing alternatives for Fort Knox are under consideration. At December 31, 1994, the Company had total outstanding debt obligations of $107.1 million, representing $40.9 million under the Hayden Hill loan facility, $35 million under the Guanaco loan, $6.1 million under Chilean assumed debt, $23.5 million under gold leases and $1.6 million (or 4,000 gold ounces) under the Sleeper gold bullion loan agreement. Principal repayment obligations for 1995 aggregate $23.9 million.

During 1994, Cyprus Amax provided the Company with a $100 million line of credit at favorable interest rates available until April 30, 1997, with certain equity features. See Note 7 to the Company's 1994 consolidated financial statements.
A substantial portion of this credit line has been designated by the Company as support for its other credit arrangements. In early 1995, availability was extended until December 31, 2001, subject to approval by the stockholders of the Company.

In February 1995, Cyprus Amax agreed, subject to approval by the stockholders of the Company, to provide the Company with an additional $80 million line of credit at favorable interest rates available until December 31, 2001, with certain equity features. See Note 7 to the Company's 1994 consolidated financial statements.

In February 1995, the joint venture company developing the Refugio project borrowed $85 million drawn in gold under a project financing arrangement with a group of banks. The Company's 50 percent share is $42.5 million. The remaining funds expected to be required to construct Refugio have been contributed to the joint venture company by the Company and its joint venture partner.

In March 1995, the Company arranged to borrow up to $40 million of the $80 million line of credit during the period prior to receipt of stockholder approval, primarily to fund capital expenditures at Fort Knox. Under this temporary arrangement, the equity features of the credit line are suspended and the loan is secured by a 20 percent interest in the Company's Fort Knox project. If stockholder approval is not received, the Company will have until October 15, 1995 to repay the loan. As of March 24, 1995, the Company has borrowed $5 million under this temporary arrangement.

Cash flows from operations for 1995 are expected to be sufficient to fund operating and administrative expenses, exploration expenditures and interest payments on outstanding debt. In order to meet all scheduled debt payments and to fund capital development requirements, the Company will be required to borrow money from Cyprus Amax under the lines of credit and obtain external debt or equity financing.

             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Amax Gold Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Amax Gold Inc. and its subsidiaries at December 31, 1994, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

As discussed in Note 5 to the consolidated financial statements, the Company adopted a new method of accounting for heap leach ore costs, effective January 1, 1994.



Price Waterhouse LLP



Denver, Colorado

February 17, 1995

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Amax Gold Inc.:

We have audited the accompanying consolidated balance sheet of Amax Gold Inc. and Subsidiaries (the Company) as of December 31, 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amax Gold Inc. and Subsidiaries as of December 31, 1993, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, during 1993 the Company changed its method of accounting for exploration expenditures and postemployment benefits. As also discussed in Note 1 to the consolidated financial statements, during 1992 the Company changed its method of accounting for precious metals inventory, postretirement benefits and income taxes.



Coopers & Lybrand


Denver, Colorado
February 4, 1994 except for
 note 8 for which the date
 is March 18, 1994

REPORT OF MANAGEMENT

The management of Amax Gold Inc. is responsible for the integrity and objectivity of the financial statements and other financial information contained in this Annual Report. The financial statements were prepared in accordance with generally accepted accounting principles and include estimates that are based on management's best judgment.

Amax Gold maintains an internal control system which includes formal policies and procedures designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization. Amax Gold's internal audit function audits compliance with the internal control system and issues reports to Amax Gold's management and the Audit Committee of the Board of Directors.

Amax Gold's financial statements have been audited by independent accountants, whose appointment is ratified yearly by the shareholders at the annual shareholders' meeting. The independent accountants conducted their audits in accordance with generally accepted auditing standards. These standards include an evaluation of the internal accounting controls in establishing the scope of audit testing necessary to allow them to render an independent professional opinion on the fairness of Amax Gold's financial statements.

The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with representatives of management and the independent accountants to review their work and ensure that they are properly discharging their responsibilities.



Milton H. Ward
Chairman, Chief Executive Officer



Roger A. Kauffman
President and Chief Operating Officer



Mark A. Lettes
Vice President and Chief Financial Officer

                        AMAX GOLD INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands except per share amounts)
                            Year Ended December 31,


                                               1994        1993        1992
                                             --------    ---------    -------
Revenues                                     $ 94,600    $  81,900    $99,700
Costs and operating expenses:
 Costs of sales                                79,000       79,700     52,800
 Depreciation and depletion                    25,300       25,700     21,800
 General and administrative                     6,900        8,400      8,500
                                             --------    ---------    -------
Total costs and operating expenses            111,200      113,800     83,100
                                             --------    ---------    -------
Gross operating margin (loss)                 (16,600)     (31,900)    16,600
Asset write-downs                             (21,100)     (87,700)         -
Exploration                                    (6,200)      (5,200)     2,200
Gain on Waihi transaction                           -        8,800          -
                                             --------    ---------    -------
Earnings (loss) from operations               (43,900)    (116,000)    18,800
Interest expense                               (8,900)      (8,500)    (2,300)
Interest income                                 2,100          700      1,600
Minority interest                               1,100        1,100          -
Other                                               -         (100)      (100)
                                             --------    ---------    -------
Earnings (loss) before income taxes and
 cumulative effect of accounting changes      (49,600)    (122,800)    18,000
Income tax (provision) benefit                  6,600       33,800     (5,000)
                                             --------    ---------    -------
Earnings (loss) before cumulative
 effect of accounting changes                 (43,000)     (89,000)    13,000
Cumulative effect of accounting changes,
 net of income tax (provision) benefit
 of $(2,000) in 1994, $5,500 in 1993
 and $900 in 1992                               7,500      (15,200)    (1,500)
                                             --------    ---------    -------
Net earnings (loss)                           (35,500)    (104,200)    11,500
Preferred stock dividends                      (1,800)           -          -
                                             --------    ---------    -------
Earnings (loss) attributable to
 common shares                               $(37,300)   $(104,200)   $11,500
                                             ========    =========    =======

Per common share:
 Earnings (loss) before cumulative
  effect of accounting changes               $   (.56)   $   (1.14)   $   .18
 Cumulative effect of accounting changes          .09         (.20)      (.02)
                                             --------    ---------    -------
Net earnings (loss)                          $   (.47)   $   (1.34)   $   .16
                                             ========    =========    =======
Dividends declared per common share          $      -    $     .08    $   .08
                                             ========    =========    =======
Weighted average common shares outstanding     79,272       77,758     73,695
                                             ========    =========    =======

The accompanying notes are an integral part of these statements.

                        AMAX GOLD INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 December 31,
               (Dollars in thousands except par value of stock)

                                                            1994         1993
                                                          ---------    ---------
ASSETS
Cash and equivalents                                       $ 36,700     $  7,500
Inventories                                                  28,600       16,600
Other                                                         7,000        9,800
Receivables on open sales contracts                             400        4,100
                                                          ---------    ---------
      Total current assets                                   72,700       38,000

Property, plant and equipment, net                          313,300      333,500
Other                                                        17,200        9,600
                                                          ---------    ---------
      Total assets                                         $403,200     $381,100
                                                          =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, trade                                    $  4,000     $  4,100
Accounts payable, affiliates                                    600          100
Accrued and other current liabilities                        15,100       16,400
Reclamation reserve, current portion                          2,000        2,000
Current maturities of gold and currency financings           23,900       15,100
                                                          ---------    ---------
      Total current liabilities                              45,600       37,700

Long-term portion of gold and currency financings            83,200      111,800
Payable to Cyprus Amax                                            -       24,700
Reclamation reserve, noncurrent portion                      11,100        8,600
Deferred income taxes                                        10,000       16,900
Other                                                         7,800        8,100
                                                          ---------    ---------
      Total liabilities                                     157,700      207,800

Commitments and contingencies (Notes 8 and 13)                    -            -

Shareholders' equity:
 Preferred stock, par value $1.00 per share,
  authorized 10,000,000 shares,
  of which 2,000,000 shares have been designated as
   Series A
  Convertible Preferred Stock, no shares issued and
   outstanding and
  1,840,000 shares have been designated as Series B
   Convertible Preferred
  Stock, issued and outstanding 1,840,000 shares in
   1994 and none in 1993                                      1,800            -
 Common stock, par value $.01 per share, authorized
  200,000,000 shares,
  issued and outstanding 81,267,708 shares in 1994 and
   78,185,057
  shares in 1993                                                800          800
 Paid-in capital                                            258,400      150,700
 Retained earnings (deficit)                                (15,500)      21,800
 Common stock in treasury, at cost (1,991 shares in
  1994 and 1993)                                                  -            -
                                                          ---------    ---------
      Total shareholders' equity                            245,500      173,300
                                                          ---------    ---------
      Total liabilities and shareholders' equity           $403,200     $381,100
                                                          =========    =========

The accompanying notes are an integral part of these statements.

                        AMAX GOLD INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            Year Ended December 31,
                            (Dollars in thousands)

                                              1994         1993          1992
                                            --------    ---------     ---------
Cash Flows from Operating Activities:
 Net earnings (loss)                        $(35,500)   $(104,200)    $  11,500
 Adjustments to reconcile net earnings
  (loss)
  to net cash (used in) provided by
   operating activities:
   Depreciation and depletion                 25,300       25,700        21,800
   Asset write-downs                          21,100       87,700             -
   Increase in reclamation reserve             2,500        3,700         1,600
   Cumulative effect of accounting
    changes                                   (7,500)      15,200         1,500
   Increase (decrease) in deferred taxes      (6,600)     (34,100)        4,700
   Deferred hedging costs                     (3,900)       1,100        (1,700)
   Minority interest                          (1,100)      (1,100)            -
   Other, net                                   (600)        (600)          900
   Gain on Waihi transaction                       -       (8,800)            -
   Capitalization of prior period
    exploration costs                              -            -        (8,900)
 Decrease (increase) in working capital:
   Receivables on open sales contracts         3,700       (3,500)          700
   Accounts payable, affiliates                  500         (900)         (700)
   Accrued and other current liabilities         400        2,700         2,000
   Inventories                                  (800)      (2,300)       (5,200)
   Other assets                                 (400)      (1,900)        1,300
   Accounts payable, trade                      (200)      (1,900)       (3,600)
                                            --------    ---------     ---------
Net cash (used in) provided by
 operating activities                         (3,100)     (23,200)       25,900
                                            --------    ---------     ---------
Investing Activities
 Capital expenditures                        (23,000)     (24,600)     (113,400)
 Other                                        (1,000)        (200)         (200)
 Net cash received on Waihi transaction            -        7,800             -
 Repayments from Amax under notes
  receivable                                       -            -        15,400
                                            --------    ---------     ---------
Net cash used in investing activities        (24,000)     (17,000)      (98,200)
                                            --------    ---------     ---------
Financing Activities
 Net proceeds from sale of convertible
  preferred stock                             88,300            -             -
 Proceeds from financings                     72,900       34,500        86,700
 Advances from Cyprus Amax                     9,300       24,700             -
 Repayments of financings                    (72,000)     (31,600)            -
 Repayments to Cyprus Amax                   (34,000)           -             -
 Deferred financing costs                     (3,400)           -             -
 Other                                        (3,000)      (1,700)        2,800
 Cash dividends paid:
  Preferred                                   (1,800)           -             -
  Common                                           -       (2,000)       (2,800)
                                            --------    ---------     ---------
Net cash provided by financing
 activities                                   56,300       23,900        86,700
                                            --------    ---------     ---------
Effect of exchange rate changes on cash
 and equivalents                                   -          100          (200)
                                            --------    ---------     ---------
Net increase (decrease) in cash and
 equivalents                                  29,200      (16,200)       14,200
Cash and equivalents at January 1              7,500       23,700         9,500
                                            --------    ---------     ---------
Cash and equivalents at December 31         $ 36,700    $   7,500     $  23,700
                                            ========    =========     =========

The accompanying notes are an integral part of these statements.

                        AMAX GOLD INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (Dollars in thousands)

                                                                                  Retained    Common
                                Preferred  Stock      Common Stock     Paid-In    Earnings   Stock in
                                Shares     Amount    Shares    Amount  Capital   (Deficit)   Treasury
                               ---------- -------  ----------  ------  --------  ---------   --------
Balance at December
 31, 1991                              -   $    -  59,999,982    $600  $  9,900  $ 126,600      $(100)
Net earnings                           -        -           -       -         -     11,500          -
Issuance of common  shares:
  Acquisitions                         -        -  14,173,253     100   112,500          -          -
  Dividend reinvestment
   plan                                -        -     330,584       -     3,100     (3,100)         -
Cash dividends on
 common stock                          -        -           -       -         -     (2,800)         -
                               ---------  -------  ----------  ------  --------  ---------   --------
Balance at December
 31, 1992                              -        -  74,503,819     700   125,500    132,200       (100)
Net loss                               -        -           -       -         -   (104,200)         -
Issuance of common shares:
  Acquisitions                         -        -   3,150,000     100    21,000          -          -
  Dividend reinvestment
   plan                                -        -     523,989       -     4,200     (4,200)         -
  Non-employee directors               -        -       4,740       -         -          -          -
Issuance of treasury
 shares to non-employee
 directors                             -        -       2,509       -         -          -        100
Cash dividends on
 common stock                          -        -           -       -         -     (2,000)         -
                               ---------  -------  ----------  ------  --------  ---------   --------
Balance at December
 31, 1993                              -        -  78,185,057     800   150,700     21,800          -
Net loss                               -        -           -       -         -    (35,500)         -
Issuance of common shares:
  Employee thrift plan                 -        -      75,151       -       500          -          -
  Repayment of Cyprus
   Amax debt                           -        -   3,000,000       -    20,700          -          -
  Non-employee directors               -        -       7,500       -         -          -          -
Issuance of preferred
 stock                         1,840,000    1,800           -       -    86,500          -          -
Preferred stock
 dividends                             -        -           -       -         -     (1,800)         -
                               ---------  -------  ----------  ------  --------  ---------   --------
Balance at December
 31, 1994                      1,840,000   $1,800  81,267,708    $800  $258,400  $ (15,500)     $   -
                               =========  =======  ==========  ======  ========  =========   ========

The accompanying notes are an integral part of these statements.

                                AMAX GOLD INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
Consolidated financial statements include the accounts of Amax Gold Inc. and its more than 50 percent owned subsidiaries (hereinafter referred to as the Company). Investments in 20 percent to 50 percent owned companies are accounted for by the equity method. Investments in ventures where the Company can take its production in-kind and is responsible for its pro rata share of assets and liabilities are included on a proportionate consolidation basis. All material intercompany balances and transactions have been eliminated. Certain 1993 and 1992 amounts have been reclassified to conform to the 1994 presentation.

CASH AND EQUIVALENTS
Cash and equivalents include cash and highly liquid investments with an original maturity of three months or less. The Company invests cash in time deposits maintained in high credit quality financial institutions. Revenues resulting from the sale of hedged production of gold are included in cash flows from operating activities.

INVENTORIES
Gold inventory is valued at the lower of aggregate cost, computed on a last-in, first-out (LIFO) basis, or market. Materials and supplies are valued at average cost less reserves for obsolescence. During the fourth quarter of 1994 the Company changed its method of accounting for the costs of ore loaded on heap leach pads to recognize such costs as work-in-process inventory. Previously, the Company expensed these costs as incurred. The change, made retroactive to January 1, 1994, results in a better matching of revenues and cost of sales and conforms with predominant mining industry practice.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are carried at cost, including development expenditures and capitalized interest. Expenditures for major improvements are capitalized. Gains and losses on retirements are included in earnings. Depreciation and depletion are computed using the units-of-production method based on the estimated ounces of gold to be recovered and estimated salvage values. Mobile equipment and assets which have a useful life shorter than the mine life are depreciated on a straight-line basis over estimated useful lives of one to five years. Impairment is provided when the net book value of mining assets exceeds the related estimated undiscounted future cash flows.

GOLD AND CURRENCY FINANCINGS
The Company uses various gold and currency financings to fund its mining activities.

To finance investments with gold loans the Company borrows gold from banks and sells the gold on the open market. Gold loans are recorded on the balance sheet at the price received when the borrowed gold is sold. The banks are repaid from future gold production at which time revenues are recorded. Gold loans bear relatively low interest rates and result in a hedge against future gold price fluctuations but can limit realized prices to the amounts received when the borrowed gold is sold. To offset any limit on realized prices, the Company may enter into offsetting hedging agreements.

                                AMAX GOLD INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)

The Company also borrows gold from banks and sells the gold on the open market under gold leases. Gold leases bear interest at a relatively low gold rate but also require the Company to buy gold from the lender at a specified future price and date. The combined interest cost of a gold lease is the gold interest rate and the difference between the price of gold at the gold lease inception and the price of gold when the gold lease is repaid. Gold leases do not provide hedging benefits for the Company or limit upside participation in rising prices.

Currency financings represent borrowings in hard currency, typically U.S. dollars. The terms, including interest rates, are negotiated with the lenders based on market conditions at the time of the loan.

HEDGING ACTIVITIES
Advance payments for the future delivery of mineral production are deferred until the designated delivery date. Upon delivery, sales are included in the Company's statements of operations based on the per ounce ratable share of payments received and expenses are included based on production costs.

Forward sale contracts and put and call option contracts are entered into from time to time to hedge the effect of price changes on the Company's precious metals that are produced and sold. The results of gold hedging activities are included in sales at the time the hedged production is sold. Silver hedging results are reflected in the by-product credit.

Interest rate swaps, options and caps are entered into as a hedge against interest rate exposure on the Company's financing facilities. The differences to be paid or received on swaps, options and caps are included in interest expense as incurred or realized.

POSTRETIREMENT BENEFITS
Postretirement benefits other than pensions are calculated in accordance with the provisions set forth in Statement of Financial Accounting Standards (SFAS) No. 106, which the Company adopted effective January 1, 1992. SFAS No. 106 requires the expected cost of postretirement benefits other than pensions to be accrued during the years the employee renders service.

POSTEMPLOYMENT BENEFITS
Postemployment benefits are calculated in accordance with the provisions set forth in SFAS No. 112, which the Company adopted effective January 1, 1993.
SFAS No. 112 requires the Company to expense postemployment benefits as they are earned by the employee for services rendered, rather than as they are paid.

EXPLORATION
Exploration expenditures are charged against earnings in the period incurred. During the second quarter of 1993, the Company changed its accounting policy, effective as of January 1, 1993, to discontinue the practice of subsequently capitalizing and restoring to earnings prior period exploration expenses when a property becomes exploitable. The Company believes the change better presents income from mining activities and follows the predominant mining industry practice.

RECLAMATION
Reclamation, site restoration and closure costs for each producing mine are estimated based primarily upon environmental and regulatory requirements and are accrued and charged over the expected life of each of the

                                AMAX GOLD INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


Company's mines using the units-of-production method. Ongoing environmental and reclamation expenditures are expensed as incurred.

INCOME TAXES
Income taxes are calculated in accordance with the provisions set forth in SFAS No. 109, which the Company adopted effective January 1, 1992. Under SFAS No. 109, deferred income taxes are determined using an asset and liability approach. This method gives consideration to the future tax consequences associated with differences between the financial accounting and tax bases of assets and liabilities and gives immediate effect to changes in income tax laws upon enactment. The income statement effect is derived from changes in deferred income taxes on the balance sheet.

2.    TRANSACTIONS WITH AFFILIATES

In November 1993, AMAX Inc. (Amax), a New York corporation which owned approximately 68 percent of the Company's outstanding common stock, was merged with and into Cyprus Minerals Company, a Delaware corporation. Immediately prior to the merger, Amax distributed to Amax shareholders from the shares then held by Amax approximately 28 percent of the Company's outstanding common stock. As of December 31, 1994, the merged company, called Cyprus Amax Minerals Company (Cyprus Amax), owned approximately 34 million common shares, or approximately 42 percent, of the Company's outstanding common stock.

The Company has entered into several agreements with Cyprus Amax. Under an exploration joint venture agreement the two companies pool efforts to discover and develop new gold properties, with Cyprus Amax providing 75 percent and the Company providing 25 percent of initial funding. A non-compete agreement in process clarifies terms under which either company would generally provide opportunity for the other to develop minerals in its own interests but could also develop and produce minerals which would be in competition with the other party. A services agreement provides for general administrative services between Cyprus Amax and the Company.

For the years ended December 31, 1994, 1993 and 1992, management services and insurance were supplied to the Company on a full cost reimbursement basis. For the years ended December 31, 1993 and 1992, employee benefit plans (medical and life insurance benefits) and employee pension and thrift plan benefits were also provided. In October 1993, the Company established separate medical and life insurance coverage for its employees. Additionally, on November 15, 1993, a separate defined benefit pension plan and thrift plan for Company employees became effective. For the period from January 1, 1993 through November 14, 1993, and for the year ended December 31, 1992, Amax charged the Company approximately $.4 million and $1.3 million, respectively, for pension costs.
For the years ended December 31, 1994, 1993, and 1992, the Company was charged $4.8 million, $4.8 million and $4.2 million, respectively, for reimbursable costs.

Interest income on advances to Amax under a demand promissory note receivable was $.2 million and $.5 million for the years ended December 31, 1993 and 1992, respectively.

Amax made loans to the Company during the year ended December 31, 1993 under a demand promissory note payable. See Note 7 for a further discussion.

                                AMAX GOLD INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


3.    EMPLOYEE BENEFITS

PENSION PLAN

Substantially all employees are covered by a non-contributory defined benefit pension plan. The plan provides retirement benefits for employees based generally on years of service and compensation levels. Funding of the plan will be made in accordance with the requirements of ERISA. Effective July 1, 1994, the Company amended its plan to a career average plan from a final pay plan. The change has the effect of reducing the projected benefit obligation and annual pension expense.

Net annual pension cost includes the following components:

                                                      1994    1993
                                                     -----   -----
Service cost                                         $  .8   $ 1.0
Interest cost                                           .4      .4
Return on assets                                       (.1)    (.1)
Deferred gain (loss)                                   (.2)      -
Net amortization of prior service cost and losses       .2      .3
                                                     -----   -----
Net periodic expense                                 $ 1.1   $ 1.6
                                                     =====   =====

For the year ended December 31, 1992, the Company was charged $1.3 million for pension costs by Amax.

The following table summarizes the funded status of the plan and the related amounts recognized in the Company's financial statements at December 31:

                                                      1994    1993
                                                     -----   -----
Actuarial present value of benefit obligations:
 Accumulated benefit obligation, including vested
 benefits of $2.7 million in 1994 and $2.2 million
 in 1993                                             $ 3.6  $ 3.3
                                                     =====  =====
Projected benefit obligation                         $(3.6) $(7.0)
Estimated plan assets at fair value                    2.1    2.1
                                                     -----  -----
Estimated plan assets less than projected benefit
 obligation                                           (1.5)  (4.9)
Unrecognized prior service cost                        (.9)   1.6
Unrecognized net loss                                   .9    2.1
                                                     -----  -----
Accrued pension cost                                 $(1.5) $(1.2)
                                                     =====  =====

The following assumptions were used in calculating the funded status of the plan at December 31 and the pension cost for the subsequent year:

                                                      1994    1993
                                                     -----   -----
Expected long-term rate of return on assets           9.0%    10.0%
Discount rate                                         8.75%    7.5%
Rate of increase in compensation levels               5.25%   5.25%

                                AMAX GOLD INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The Company also provides certain health care and life insurance benefits for retired employees in the United States. Effective January 1, 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". As of January 1, 1992, the Company recognized the full amount of its estimated accumulated postretirement benefit obligation as a cumulative effect of an accounting change. This cumulative amount represented the present value of the estimated future benefits payable to current retirees and a pro rata portion of estimated benefits payable to currently active employees after their retirement. The pre-tax charge to 1992 earnings for the cumulative effect of the accounting change was $2.4 million, with a net earnings effect of $1.5 million.

Net periodic postretirement benefit costs for the years ended December 31, 1994, 1993 and 1992 were insignificant.

The following table sets forth the status of the plan and the related amounts recognized in the Company's financial statements at December 31:

                                                         1994     1993
                                                        -----    -----
Accumulated postretirement benefit obligation:
 Retirees                                               $  .4    $  .4
 Fully eligible active plan participants                   .1       .1
 Other active plan participants                            .9      1.0
                                                        -----    -----
Total accumulated postretirement benefit obligation       1.4      1.5
Plan assets at fair value                                   -        -
                                                        -----    -----
Accumulated postretirement benefit obligation
 in excess of plan assets                                (1.4)    (1.5)
Unrecognized prior service cost                          (1.7)    (1.8)
Unrecognized net loss                                      .3       .5
                                                        -----    -----
Accrued postretirement benefit cost                     $(2.8)   $(2.8)
                                                        =====    =====

The accumulated postretirement benefit obligation was determined using a weighted average annual discount rate of 8.75 percent in 1994 and 7.5 percent in 1993. The assumed health care cost trend rate used in 1994 was 12 percent declining gradually to 6 percent for 2007 and thereafter.

A one percent increase each year in the health care cost trend rate used would have resulted in an insignificant increase in the 1994 postretirement benefit cost and the accumulated postretirement benefit obligation at December 31, 1994.

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


4.    INCOME TAXES

Income (loss) before income taxes consists of the following:

                                            1994     1993      1992
                                           ------   -------   -----
Domestic                                   $(32.9)  $(108.8)  $13.3
Foreign                                     (16.7)    (14.0)    4.7
                                           ------   -------   -----
                                           $(49.6)  $(122.8)  $18.0
                                           ======   =======   =====

The income tax provision (benefit) consisted of the following:

                                             1994     1993     1992
                                            -----    ------   -----
Current:
 Federal                                    $   -    $    -   $  .1
 State                                          -         -       -
 Foreign                                        -        .3      .2
                                            -----    ------   -----
                                                -        .3      .3
Deferred:
 Federal                                     (5.3)    (36.9)    3.0
 State                                         .7      (2.3)     .4
 Foreign                                        -       (.4)     .4
                                            -----    ------   -----
                                             (4.6)    (39.6)    3.8
                                            -----    ------   -----
                                            $(4.6)   $(39.3)  $ 4.1
                                            =====    ======   =====

The total income tax provision (benefit) is included in the financial statements as follows:

                                             1994     1993     1992
                                            -----    ------   -----
Income tax provision (benefit)              $(6.6)   $(33.8)  $ 5.0
Cumulative effect of accounting changes       2.0      (5.5)    (.9)
                                            -----    ------   -----
                                            $(4.6)   $(39.3)  $ 4.1
                                            =====    ======   =====

The components of the deferred tax assets (liabilities) are as follows:

                                            1994      1993
                                           ------    ------
Inventory                                  $  (.3)   $  1.3
Property, plant and equipment               (39.5)    (35.0)
Postretirement benefits                        .9       1.0
Reserves, reclamation and other
 liabilities                                  5.7      (4.5)
Net operating loss carryforwards             29.9      22.4
Minimum tax credits                           2.8       2.8
Valuation allowance                          (9.5)     (2.6)
                                           ------    ------
                                           $(10.0)   $(14.6)
                                           ======    ======

                                AMAX GOLD INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


Net deferred tax liabilities are included in the balance sheet at December 31 as follows:

                                                               1994     1993
                                                              -----    ------
Assets:
 Deferred income taxes:
  Current                                                     $    -   $  2.3

Liabilities:
 Deferred income taxes:
  Noncurrent                                                   (10.0)   (16.9)
                                                              ------   ------
                                                              $(10.0)  $(14.6)
                                                              ======   ======

The following is a reconciliation between the amount determined by applying the federal statutory rate of 34% to income (loss) before taxes and the income tax provision (benefit):

                                                     1994      1993     1992
                                                    ------    ------    -----
Income taxes at statutory rate                      $(16.9)   $(41.7)  $ 6.1
Increases (decreases) resulting from:
 Foreign losses with no expected tax benefit           3.2       5.1       -
 State income taxes, net of federal benefit            (.4)     (1.4)     .8
 Percentage depletion                                  (.2)      (.5)   (2.7)
 Waihi transaction gain                                  -       3.7       -
 Foreign exploration                                     -         -     (.8)
 Other                                                  .8       1.0     1.6
 Change in valuation allowance                         6.9         -       -
                                                    ------    ------    -----
Income tax provision (benefit)                        (6.6)    (33.8)    5.0
                                                    ------    ------    -----
Income tax provision (benefit) of cumulative
 effect of accounting changes at statutory rate        3.2      (7.0)    (.8)
State income taxes, net of federal benefit               -       (.2)    (.1)
Foreign losses with no expected tax benefit           (1.2)      1.7       -

Income tax provision (benefit) of cumulative
 effect of accounting changes                          2.0      (5.5)    (.9)
                                                    ------    ------    -----
                                                    $ (4.6)   $(39.3)  $ 4.1
                                                    ======    ======   ======

The valuation allowance increased $6.9 million due to uncertainties of realizing loss carryforwards in the future.

At December 31, 1994, the Company had federal tax net operating loss carryforwards of $73 million and alternative minimum tax net operating loss carryforwards of $43 million expiring in the years 2002-2009 and minimum tax credit carryforwards of $3 million which do not expire. At December 31, 1994, the Company also had Chilean tax net operating loss carryforwards of $67 million with no expiration.

                                AMAX GOLD INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


5.    INVENTORIES

Inventories at December 31, 1994 and 1993 consisted of the following:

                                                        1994      1993
                                                       ------    ------
Gold:
  Finished goods                                       $ 10.3   $   9.0
  Work-in-process                                        11.5         -
Materials and supplies                                    6.8       7.6
                                                       ------    ------
                                                       $ 28.6   $  16.6
                                                       ======   =======

The market value of the finished goods inventory at December 31, 1994 was $14.4 million, with an excess replacement cost (at market value) over the LIFO basis of $4.1 million.

During the fourth quarter of 1994, the Company changed its method of accounting for the costs of ore loaded on heap leach pads, retroactive to January 1, 1994, to record such costs as work-in-process inventory. Previously, the Company had expensed these costs as incurred. The cumulative after-tax effect of the change in accounting for inventory for periods prior to 1994 was a decrease in the net loss of $7.5 million or $.09 per common share. The effect of the accounting change in 1994 is a reduction in costs of sales of $.3 million. Assuming the inventory accounting change had been applied retroactively, the unaudited pro forma effect would be a reduction of net loss of $2.3 million ($.03 per share) in 1993 and an increase in net earnings of $5.2 million ($.07 per share) in 1992.

6.    PROPERTY, PLANT AND EQUIPMENT AND WRITE-DOWNS

The components of property, plant and equipment at December 31, 1994 and 1993 were as follows:

                                                        1994     1993
                                                       ------   ------
Mining plants and equipment                            $166.7   $163.2
Mining properties                                       168.8    159.9
Development properties and construction-in-progress     224.1    215.6
                                                       ------    -----
                                                        559.6    538.7
Less accumulated depreciation, depletion
 and write-downs                                       (246.3)  (205.2)
                                                       ------    -----
                                                       $313.3   $333.5
                                                       ======   ======

ASSET WRITE-DOWNS
The Hayden Hill mine, which began commercial production in June 1992, experienced unacceptably high unit operating costs due to lower than anticipated mill head grades. A re-evaluation of the operation completed in July 1993 resulted in the downward revision of proven and probable ore reserves of approximately 400,000 contained gold ounces. During the last half of 1993, the mine was reconfigured to operate as a heap leach operation only, with the mill being maintained on stand-by status. As a result of the downward revision of the Hayden Hill ore reserves and the stand-by status of the mill, the Company recorded a $64.1 million pre-tax ($41.9 million after-tax) write-down of the Hayden Hill assets. At December 31, 1993, the net book value assigned to the Hayden Hill mill was approximately $24 million. During the 1993 analysis, the mill was not fully written down in anticipation that

                                AMAX GOLD INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


sufficient mill grade ore would be encountered to justify a future milling operation or possible use of the mill at another property.

After a successful year of full-scale heap leach only operation at Hayden Hill in 1994, the Company has determined that a mill operation as originally designed would not be economical. Given the favorable heap leach recoveries, lower heap leach operating costs and the lack of higher grade ore amenable to future milling operations, management no longer views milling as a viable option. As a result, the Company recognized an additional $18.6 million pre-tax ($14.1 million after tax) write-down of Hayden Hill during the fourth quarter of 1994.

The Company also wrote down $2.5 million ($2.1 million after-tax) of other assets in 1994.

Mining experience and a reinterpretation of geologic data at the Sleeper Mine during the fourth quarter of 1993 also led to a reduction in proven and probable ore reserves of approximately 300,000 contained gold ounces. As a result, the Company recorded a $23.6 million pre-tax ($15.6 million after-tax) write-down of its Sleeper assets as of December 31, 1993.

WAIHI TRANSACTION
During 1993, the Company realized an $8.8 million gain from the future economic benefit of the Company's 33.53 percent interest in the Waihi Mine in New Zealand. The Company received gross proceeds of $15.4 million and a receivable of 15,500 ounces of gold to be paid over a 5-year period. Following the transaction, the Company sold forward, on a spot deferred forward basis (which allows the Company to defer the delivery of the gold ounces to a later date at a renegotiated gold price) the 15,500 gold ounces at an average price of $365 per ounce. The Company has renegotiated the spot-deferred forward price of the remaining 10,850 ounces of gold receivable to $385 per ounce at December 31, 1994.

The Company's statement of cash flows for the year ended December 31, 1993 reflects the net cash received from the transaction of $7.8 million, net of cash previously reflected in the Company's balance sheet and transaction costs.

EXPLORATION EXPENDITURES
During 1993, the Company changed its method of accounting for exploration expenditures. Previously, the Company capitalized and restored to earnings prior period exploration expense when a property became exploitable. For the year ended December 31, 1993, the Company recognized a $13.4 million ($.17 per common share) after-tax charge (net of a deferred income tax benefit of $4.5 million) relating to the cumulative effect for periods prior to 1993. The effect of the accounting change was to reduce the 1993 net loss by $4.3 million. Assuming this accounting change had been applied retroactively, unaudited proforma earnings before cumulative effect of accounting changes, net earnings and net earnings per share for 1992 would have been $6.4 million, $4.9 million and $.07 per share, respectively.

7.    GOLD AND CURRENCY FINANCINGS

The following tables summarize outstanding gold loan facilities and bank loans and related principal repayments.

                                AMAX GOLD INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in millions unless otherwise indicated and
               except per share amounts and amounts per ounce)

                                        December 31, 1994              December 31, 1993
                                  ----------------------------  -----------------------------
                                   Current  Noncurrent   Total    Current  Noncurrent   Total
                                  --------  ----------  ------    -------  ----------  ------
Gold Financings:
  Nevada Gold Mining, Inc.          $ 1.6     $   -     $  1.6      $   -    $  1.6    $  1.6
  Amax Gold Inc.                        -      23.5       23.5          -      30.0      30.0
Currency Financings:
  Lassen Gold Mining, Inc.           11.3      29.6       40.9       11.1      40.8      51.9
  Compania Minera Amax
   Guanaco                            3.0       3.1        6.1        4.0      39.4      43.4
  AGI Chile Credit Corp., Inc.        8.0      27.0       35.0          -         -         -
                                  -------   -------     ------    -------  --------    ------
                                     23.9      83.2      107.1       15.1     111.8     126.9
                                  -------   -------     ------    -------  --------    ------
Payable to Cyprus Amax                  -         -          -          -      24.7      24.7
                                  -------   -------     ------    -------  --------    ------
                                    $23.9     $83.2     $107.1      $15.1    $136.5    $151.6


                                                                                      Principal
                                                                                     Repayments
                                                                                     ----------
1995                                                                                   $ 23.9
1996                                                                                     53.5
1997                                                                                     29.7
                                                                                       ------
                                                                                       $107.1
                                                                                       ======

Other than the Company, the above named obligors are wholly owned subsidiaries of the Company except for Compania Minera Amax Guanaco, which is a 90 percent owned subsidiary.

The market value of the total outstanding gold and currency financings as of December 31, 1994 was $.2 million lower than the carrying value of $107 million.

NEVADA GOLD MINING, INC.
As of December 31, 1994, 4,000 ounces of gold were outstanding under a gold bullion loan agreement for Nevada Gold Mining, Inc. (Nevada Gold). The Company has agreed to repay the outstanding balance in March 1995. Collateral consists of Nevada Gold's Sleeper mine assets and capital stock. Interest, payable quarterly, is based on the lender's cost of borrowing gold plus commitment and agency fees. During the years ended December 31, 1994, 1993 and 1992, the annualized interest rate was .2 percent, .7 percent and 1.8 percent, respectively. During the years ended December 31, 1994, 1993 and 1992, the Company paid $.1 million, $.1 million and $.2 million, respectively, in interest expense and fees.

AMAX GOLD INC.
At December 31, 1994, the Company had outstanding gold leases of 60,951 gold ounces which were sold for $23.5 million and were originally scheduled to be repaid during 1995. Due to the availability of the line of credit with Cyprus Amax and the Company's intention to refinance the gold leases they have been classified as long-term.

While the December 31, 1994 market value of the total outstanding ounces borrowed is $.2 million lower than the $23.5 million carrying value (using the spot market price for gold), the Company has contractual agreements with

                                AMAX GOLD INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


the lenders which set the gold price upon repayment equal to the carrying value plus a 5.6 percent average annualized effective rate of interest.

LASSEN GOLD MINING, INC.
The final maturity date for the facility is December 31, 1997. Interest, payable quarterly, is currently based on the London Interbank Offered Rate (LIBOR) plus 0.6 percent. The annualized interest rate for the years ended December 31, 1994, 1993 and 1992 was 5.4 percent, 5.3 percent, and 5.5 percent, respectively. During the years ended December 31, 1994, 1993 and 1992, the Company paid $2.7 million, $3.5 million and $3.1 million, respectively, in interest expense and fees on the loan. Collateral consists of a mortgage on the Hayden Hill Mine assets, a pledge of the Lassen Gold Mining, Inc. stock and a guarantee by the Company.

COMPANIA MINERA AMAX GUANACO
Compania Minera Amax Guanaco (Amax Guanaco) outstanding debt of $6.1 million is owed to a Chilean governmental development agency. The final maturity date is August 31, 1996. The Chilean debt is collateralized by a stand-by letter of credit guaranteed by the Company. For the years ended December 31, 1994, 1993 and 1992, the annualized interest rate was 8.3 percent, 9.4 percent and 8.4 percent, respectively. During the years ended December 31, 1994, 1993 and 1992, interest expense and fees paid totaled $1.6 million, $5 million and $1.4 million, respectively. During the years ended December 31, 1993 and 1992, $.5 million and $2.8 million, respectively, of interest expense and fees on these financings were capitalized. The capitalized interest and fees are being amortized over the life of the project.

AGI CHILE CREDIT CORP., INC.
In March 1994, AGI Chile Credit Corp., Inc. refinanced $34.2 million of outstanding Chilean short-term bridge loans with a $36 million term loan agreement. The final maturity date is October 1997. The loan is collateralized by guarantees from the Company and, initially, Cyprus Amax. Amounts outstanding bear interest at LIBOR plus 1.25 percent. For the year ended December 31, 1994, the annualized interest rate was 7.7 percent. Interest expense and fees paid totaled $3.6 million during 1994.

LINE OF CREDIT FROM CYPRUS AMAX
On April 15, 1994, the Company and Cyprus Amax signed an agreement, subsequently approved by the Company's stockholders in July 1994, in which Cyprus Amax agreed to provide the Company with a $100 million convertible line of credit.

Outstanding amounts under the credit line bear interest at LIBOR plus 0.3 percent and may be repaid by the Company issuing up to two million shares of $2.25 Series A Convertible Preferred Stock. The Company will have the right to redeem the convertible preferred stock by issuing up to 12,099,213 shares of common stock at a maximum price of $8.265 per share and a minimum price of $5.854 per share. To effect a full redemption at prices below $8.265, the Company may be required to redeem a portion of any outstanding convertible preferred stock with cash up to a maximum of $29.2 million. Cyprus Amax will have the right to replace the line of credit and any outstanding indebtedness and/or convertible preferred stock with the purchase of up to 12,099,213 shares of the Company's common stock at a purchase price of $8.265 per share, an aggregate of $100 million.

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


In June 1994, the Company borrowed $8 million from Cyprus Amax under the $100 million credit line. In August 1994, the Company repaid Cyprus Amax a total of $34 million outstanding under a demand promissory note payable and the line of credit agreement. The repayment was made with $13.3 million in cash and $20.7 million proceeds from the sale to Cyprus Amax of three million shares of common stock under a stock purchase agreement approved in July 1994.

On February 16, 1995, the Company and Cyprus Amax agreed to an additional $80 million line of credit, subject to approval by the Company's shareholders. Outstanding amounts under the new credit line bear interest at LIBOR plus 0.3 percent and may be repaid by the Company issuing up to 1.6 million shares of $2.25 Series C Convertible Preferred Stock. The Company will have the right to redeem the convertible preferred stock by issuing up to 14,919,806 shares of common stock at a maximum price of $5.362 per share and a minimum price of $4.916 per share.

If the entire $180 million lines of credit were drawn and converted into the Company's common stock and the outstanding Series B Convertible Preferred Stock were converted, Cyprus Amax ownership would increase to approximately
51.4 percent.

REFUGIO FINANCING
In February 1995, Compania Minera Maricunga (CMM), a 50 percent-owned subsidiary of the Company, received $85 million in financing for the Refugio project in Chile. The loan was drawn in 223,684 ounces of gold which were sold for $380 per ounce. The loan is a five year amortizing term loan that can be transferred between gold and U.S. dollars. The Company and the other 50 percent owner are guarantors on a proportionate basis until after completion tests are passed, at which time the loan becomes non-recourse to the Company. Interest on the Company's share will be calculated at LIBOR for any U.S. dollar portion and at the bank's gold base rate for any gold portion, plus 1.75 percent during the construction phase or plus 2.5 percent after completion tests are passed.

8.    HEDGE CONTRACTS

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

                                AMAX GOLD INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otehrwise indicated and
                except per share amounts and amounts per ounce)


As of December 31, 1994, the Company's outstanding hedge contracts were as follows:

                                             Average Price
                                Gold Ounces    Per Ounce          Period
                                -----------  -------------  -------------------
Forward sales contracts/(1)/      172,400         $441      Jan. 1995-Mar. 1995
Option contracts:
 Purchased put options            329,000          396      Jan. 1995-Dec. 1999
 Sold put options                  39,000          381      Jan. 1995-Nov. 1995
 Purchased call options            37,500          433      Jan. 1995-Dec. 1995
 Sold call options                249,900          449      Jan. 1995-Dec. 1995

/(1)/ Represents the net forward sales position which was made primarily on a spot deferred forward basis which allows the Company to defer the delivery of gold ounces to a later date at a renegotiated gold price.

The Company also has outstanding compound put options for 274,000 ounces at $432 per ounce and compound call options for 12,000 ounces at $420 per ounce. If exercised, these options expire through December 1999.

The market value of the Company's forward contracts, put and call option contracts and compound options at December 31, 1994 was approximately $13 million. Future market valuations for these contracts are dependent on gold market prices, option volatility and interest rates, which can vary significantly. These contracts will be utilized in the future to hedge against declines in gold market prices for the Company's future gold production while maintaining benefits in the event of higher gold market prices.

Interest rate hedge contracts entered into by the Company consist of interest rate swap, option and cap agreements to reduce the impact of changes in interest rates on its financing facilities. At December 31, 1994, the Company's outstanding interest rate swap was not significant.

9.    PREFERRED STOCK

In August 1994, the Company sold publicly 1,840,000 shares of $3.75 Series B Convertible Preferred Stock (Preferred Stock) for net proceeds of $88.3 million. Outstanding Preferred Stock is convertible at the option of the holder at any time, at an initial conversion price of $8.25 per share (equivalent to a conversion rate of 6.061 shares of common stock for each share of Preferred Stock), subject to adjustment in certain events. If all of the Preferred Stock were to be converted, an additional 11,151,515 common shares would be issued.

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


10.  COMMON STOCK

In February 1992, the Company's Board of Directors approved a Dividend Reinvestment Plan whereby shareholders of the Company may elect to reinvest any future dividend payments in additional shares of the Company's common stock. Three million shares of the Company's common stock are reserved for issuance pursuant to this plan.

The Company issued warrants to purchase 4,066,649 shares of common stock in connection with the acquisition of the Fort Knox property. Each warrant permits the holder to purchase one share of common stock at a price of $21.00 per share, subject to adjustment upon the occurrence of certain events. The warrants are currently exercisable and will expire on January 8, 1996.

In March 1994, the Company's Board of Directors eliminated the $0.02 quarterly dividend on common stock.

In March 1994, the Company adopted a plan to grant common shares to non-employee directors. The plan was approved by shareholders in May 1994. The Company reserved 100,000 shares of common stock for issuance pursuant to this plan. In August 1994, 7,500 shares were issued.

Earnings per common share have been calculated on the basis of the average common shares outstanding. For the year ended December 31, 1994, outstanding Company warrants were not considered in the earnings per share calculation as these were anti-dilutive.

11.  STOCK OPTION PLAN

The Company maintains a stock option plan (the "Plan") for officers and salaried employees to purchase common shares. Options are exercisable at prices equal to the market value on the date of grant. Options vest in two years and are exercisable over a period of ten years from date of grant.

The following table summarizes activity under the Plan.

                                                         Number    Average Price
                                                       of Options    Per Share
                                                       ----------  -------------
Options outstanding December 31, 1993                   315,825        $8.75
Options granted in 1994                                 624,350         6.82
Options canceled in 1994                                163,750         8.63
Options outstanding December 31, 1994                   776,425         7.22

Options exercisable                                     167,475         8.75
                                                       ----------  -------------

No options were exercised during 1994, 1993 or 1992. At December 31, 1994, 2.2 million common shares are reserved for future grants.

                                AMAX GOLD INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


12.  DOMESTIC AND FOREIGN OPERATIONS

The Company's foreign operations consist of the Guanaco Mine and Refugio development project in Chile. Effective April 30, 1993, the Company realized the future economic benefit from its interest in the Waihi Mine in New Zealand. The components of the Company's domestic and foreign operations were as follows:

                                      1994      1993      1992
                                    -------   -------   -------
Sales:
 United States                       $ 74.9   $  69.2    $ 90.2
 Foreign                               19.7      12.7       9.5
                                     ------   -------   -------
                                     $ 94.6   $  81.9    $ 99.7
                                     ======   =======   =======

Earnings (loss) from operations:
 United States                       $(31.4)  $(104.7)   $ 14.5
 Foreign                              (12.5)    (11.3)      4.3
                                     ------   -------   -------
                                     $(43.9)  $(116.0)   $ 18.8
                                     ======   =======    ======

Net earnings (loss):
 United States                       $(25.1)  $ (84.0)   $  7.5
 Foreign                              (12.2)    (20.2)      4.0
                                     ------   -------   -------
                                     $(37.3)  $(104.2)   $ 11.5
                                     ======   =======    ======

Assets:
 United States                       $308.3   $ 294.6    $401.1
 Foreign                               94.9      86.4      76.5
                                    -------   -------   -------
                                     $403.2   $ 381.0    $477.6
                                     ======   =======    ======

Substantially all of the Company's 1994, 1993 and 1992 sales were made in Europe, through a wholly owned subsidiary of the Company. The Company's sales to major customers which exceeded 10 percent of total sales were $65 million to four customers in 1994, $38 million to two customers during 1993 and $46 million to three customers during 1992. The Company believes that the loss of any of these customers would have no material adverse impact on the Company because of the active worldwide market for gold.

                                AMAX GOLD INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


13.  COMMITMENTS AND CONTINGENCIES

The Company is currently accruing reclamation liabilities for the following operations:

                                         Reclamation Costs Accrued
                      Total Anticipated  -------------------------
                      Reclamation Cost    Current     Non-Current
                      ----------------   ----------  -------------

Sleeper Mine               $10.4           $  -          $ 7.8
Hayden Hill Mine             5.9              -            3.3
Wind Mountain Mine           2.0            2.0              -
                           -----           ----          -----
Total                      $18.3           $2.0          $11.1
                           =====           ====          =====

The anticipated reclamation costs for the Sleeper, Hayden Hill and Wind Mountain mines are estimates based on current federal and state laws and regulations governing the protection of the environment. The reclamation accrual for the Wind Mountain mine is shown as current due to the expectation that residual heap leach production will subside in 1995, which is expected to result in the commencement of the final reclamation activities. The anticipated costs of reclamation for the Guanaco mine, given current Chilean laws and regulations governing the protection of the environment, are not expected to be significant. Changes in the federal, state and Chilean laws and regulations could impact these anticipated reclamation costs.

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


14.  QUARTERLY DATA (UNAUDITED)

Quarterly earnings data for the years ended December 31, 1994 and 1993 follow:

1994 Quarters/(1)/                     First      Second     Third     Fourth
------------------                    -------    -------    -------   --------
Sales                                   $23.8      $27.9     $23.7     $ 19.2
Costs and operating expenses             28.2       28.7      28.6       25.7
                                        -----      -----     -----     ------
Gross operating loss                     (4.4)       (.8)     (4.9)      (6.5)
Asset write-downs                           -          -         -      (21.1)
Exploration expenses                      (.3)      (1.1)     (2.2)      (2.6)
                                        -----      -----     -----     ------
Loss from operations                     (4.7)      (1.9)     (7.1)     (30.2)
                                        -----      -----     -----     ------
Loss before income taxes and
 cumulative effect of accounting
  change                                 (6.7)      (3.5)     (8.2)     (31.2)
                                        -----      -----     -----     ------
Loss before cumulative
 effect of accounting change             (5.2)      (3.5)     (6.9)     (27.4)
Cumulative effect of accounting
 change, net of income tax benefit        7.5          -         -          -
                                        -----      -----     -----     ------
Net earnings (loss)                       2.3       (3.5)     (6.9)     (27.4)
Preferred stock dividends                   -          -         -       (1.8)
                                        -----      -----     -----     ------
Earnings (loss) attributable to
 common shares                          $ 2.3      $(3.5)    $(6.9)    $(29.2)
                                        =====      =====     =====     ======
Per common share:
 Earnings (loss) before cumulative
  effect of accounting change           $(.07)     $(.05)    $(.09)    $ (.36)
 Cumulative effect of accounting
  change                                  .09          -         -          -
                                        -----      -----     -----     ------
 Net earnings (loss)                    $ .02      $(.05)    $(.09)    $ (.36)
                                        -----      -----     -----     ------
Dividends declared per common share     $   -      $   -     $   -     $    -
                                        =====      =====     =====     ======

/(1)/ Restated for the fourth quarter change in inventory accounting policy, retroactive to January 1, 1994, which resulted in a net earnings increase of $8.1 million for the first quarter, $.2 million for the second quarter and $.7 million for the third quarter.

                                AMAX GOLD INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


1993 Quarters                                First   Second    Third   Fourth
-------------                               ------   ------   ------   ------
Sales                                       $ 18.4   $ 23.1   $ 20.6   $ 19.8
Costs and operating expenses                  24.9     32.1     29.2     27.6
                                            ------   ------   ------   ------
Gross operating loss                          (6.5)    (9.0)    (8.6)    (7.8)
Gain on Waihi transaction                        -      8.8        -        -
Asset write-downs                                -    (64.1)       -    (23.6)
Exploration expenses                           (.5)    (1.1)    (1.5)    (2.1)
                                            ------   ------   ------   ------
Loss from operations                          (7.0)   (65.4)   (10.1)   (33.5)
                                            ------   ------   ------   ------
Loss before income taxes and cumulative
 effect of accounting changes                 (8.5)   (67.6)   (11.7)   (35.0)
                                            ------   ------   ------   ------
Loss before cumulative effect of
 accounting changes                           (6.0)   (49.1)    (7.4)   (26.5)
Cumulative effect of accounting
 changes, net of income tax benefit          (15.2)       -        -        -
                                            ------   ------   ------   ------
Net loss                                    $(21.2)  $(49.1)  $ (7.4)  $(26.5)
                                            ======   ======   ======   ======
Per common share:
 Loss before cumulative effect of
  accounting changes                        $ (.07)  $ (.63)  $ (.10)  $ (.34)
 Cumulative effect of accounting changes      (.20)       -        -        -
                                            ------   ------   ------   ------
 Net loss                                   $ (.27)  $ (.63)  $ (.10)  $ (.34)
                                            ======   ======   ======   ======
Dividends declared per common share         $  .02   $  .02   $  .02   $  .02
                                            ======   ======   ======   ======

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE

  A change in the Registrant's certifying accountant was reported on Form 8-K dated March 7, 1994.

                                    PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears in the Company's Proxy Statement for the 1995 Annual Meeting to be filed within 120 days after the end of the fiscal year.

                       ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item appears in the Company's Proxy Statement for the 1995 Annual Meeting to be filed within 120 days after the end of the fiscal year.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears in the Company's Proxy Statement for the 1995 Annual Meeting to be filed within 120 days after the end of the fiscal year.

           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears in the Company's Proxy Statement for the 1995 Annual Meeting to be filed within 120 days after the end of the fiscal year.

                                    PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as a part of this report:

                                                                    10-K Page
                                                                    ---------
    1. FINANCIAL STATEMENTS
         Reports of Independent Accountants                          24
         Report of Management                                        26
         Consolidated Statements of Operations for each of the
           three years in the period ended December 31, 1994         27
         Consolidated Balance Sheet at December 31, 1994 and 1993    28
         Consolidated Statements of Cash Flows for each of the
           three years in the period ended December 31,1994          29
         Consolidated Statements of Shareholder's Equity for each
           of the three years in the period ended December 31, 1994  30
         Notes to Consolidated Financial Statements                  31

    2. FINANCIAL STATEMENT SCHEDULES

       Financial statement schedules are not included in this Form 10-K because they are not applicable.

    3. EXHIBITS


Exhibit
Number                       Exhibit
-------                      -------
  3.1     Restated Certificate of Incorporation, dated May 21, 1987, as amended up to and including June 24, 1992, filed as Exhibit 1 to Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1992 (File
          No. 1-9620) and incorporated herein by reference.

  3.2     By-laws adopted on April 2, 1987, as amended up to and including July
          30, 1991, filed as Exhibit 3(b) to Registrant's Registration Statement
          No. 33-43383 and incorporated herein by reference.

  4.1     Certificate of Designations for the $2.25 Series A Convertible
          Preferred Stock, filed as Appendix D to the Registrant's definitive
          Proxy Statement for the Special Meeting of Stockholders held July 26,
          1994 and incorporated herein by reference.

  4.2     Certificate of Designations for the $3.75 Series B Convertible
          Preferred Stock, filed as Exhibit 4.3 to the Registrant's Report on
          Form 8-K, dated August 4, 1994 and incorporated herein by reference.

  10.1 Put and Call Agreement dated as of January 2, 1992, between Registrant and AMAX Inc., filed as Exhibit 28(c) to Registrant's Registration
          Statement No. 33-43383 and incorporated herein by reference.

  10.2    Directors' Deferred Compensation Plan, filed as Exhibit 10.14.2 to
          Registrant's Registration Statement No. 33-22645 and incorporated herein by reference.

  10.3    Excess Benefit Plan, effective as of November 15, 1993, filed as
          Exhibit EX-10(g) to Registrant's Form 10-K for the year ended December
          31, 1993 and incorporated herein by reference.

Exhibit
Number                       Exhibit
-------                      -------
  10.4    Deferred Compensation Plan, effective as of November 15, 1993, filed as Exhibit EX-10(h) to Registrant's Form 10-K for the year ended
          December 31, 1993 and incorporated herein by reference.

  10.5    1992 Stock Option Plan, filed as Exhibit A to Registrant's definitive
          Proxy Statement for the 1993 Annual Meeting of Stockholders (File No.
          1-9620), and incorporated herein by reference.

  10.6    Performance Share Plan, filed as Exhibit B to Registrant's definitive
          Proxy Statement for the 1993 Annual Meeting of Stockholders (File No.
          1-9620) and incorporated herein by reference.

  10.7    Mining Lease, dated as of April 2, 1987, between Amax Exploration,
          Inc. and TMB Associates, relating to the Wind Mountain mine, including
          Assignment to the Company and related documents, filed as Exhibit
          10.25 to Registration Statement No. 33-22645 and Amendment to Mining
          Lease, dated August 4, 1988, between TMB Associates and Registrant, amending the Mining Lease filed as Exhibit 46 to Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1990 (File No. 1-
          9620), each incorporated herein by reference.

  10.8    Bullion Loan Agreement, dated as of March 21, 1991, between Lassen
          Gold Mining, Inc., Registrant, and various banks relating to the financing of the Hayden Hill mine, filed as Exhibit 1 and Guarantee and Pledge Agreement, dated as of March 21, 1991, between Registrant and The Chase Manhattan Bank, N.A., as Agent for various banks, filed as Exhibit 4, both to Registrant's Form 10-Q for the quarter ended
          March 31, 1991 (File No. 1-9620) and incorporated herein by reference.

  10.9    Term Loan Agreement among AGI Chile Credit Corp., Inc., N.M.
          Rothschild & Sons Limited and Citibank, N.A., including continuing
          Corporate Guaranty of Amax Gold Inc. and continuing Corporate Guaranty of Cyprus Amax Minerals Company, filed as Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference.

  10.10 Exploration Joint Venture Agreement, effective January 1, 1994, between the Registrant and Cyprus Amax, filed as Exhibit 10.1 to the Registrant's Registration Statement No. 33-53963 and incorporated herein by reference.

  10.11   Revolving Credit Agreement, dated as of April 15, 1994, between the
          Registrant and Cyprus Amax, filed as Appendix A to the Registrant's definitive Proxy Statement for the Special Meeting of Stockholders held July 26, 1994, and incorporated herein by reference; and Amendment to Revolving Credit Agreement, dated as of March 10, 1994, between the Registrant and Cyprus Amax.

  10.12   Revolving Credit Agreement, dated as of March 10, 1995, between the
          Registrant and Cyprus Amax.

  10.13   Loan Agreement, dated as of November 23, 1994, among Compania Minera
          Maricunga, as borrower, Amax Gold Inc. and Bema Gold Corporation, as guarantors, and certain banks; and related documents.

  18 Letter dated February 17, 1995, from the Company's independent accountants regarding their concurrence that a newly adopted method of accounting for the costs of ore loaded on heap leach pads to recognize such costs as work-in-process inventory, is prefereable to the method previously applied.

  21      Subsidiaries of Registrant.

  23.1    Consent of Price Waterhouse LLP.

  23.2    Consent of Coopers & Lybrand LLP.

  23.3    Consent of Mineral Resources Development, Inc.

  23.4    Consent of Derry, Michener, Booth & Wahl.

  27      Financial Data Schedule.

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the fourth quarter of 1994.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMAX GOLD INC.


                                       By /s/ MARK A. LETTES
                                          -------------------------------------
                                       Mark A. Lettes, Vice President and
                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and
in the capacities indicated on March    , 1995.


              Signature                               Title
              ---------                               -----

/s/ MILTON H. WARD                   Chairman of the Board, Chief Executive
------------------                   Officer  (principal executive officer) and
Milton H. Ward                       Director


/s/ MARK A. LETTES                   Vice President and Chief Financial Officer
------------------                   (principal financial officer)
Mark A. Lettes


/s/ DAVID L. MUELLER                 Vice President and Controller (principal
--------------------                 accounting officer)
David L. Mueller


/s/ ALLEN BORN                       Director
--------------
Allen Born


/s/ GERALD J. MALYS                  Director
-------------------
Gerald J. Malys


/s/ ROCKWELL A. SCHNABEL             Director
------------------------
Rockwell A. Schnabel


/s/ VERNON F. TAYLOR, JR.            Director
-------------------------
Vernon F. Taylor, Jr.


/s/ RUSSELL L. WOOD                  Director
-------------------
Russell L. Wood


                                 EXHIBIT INDEX

Exhibit
Number                       Exhibit
-------                      -------
  3.1     Restated Certificate of Incorporation, dated May 21, 1987, as amended up to and including June 24, 1992, filed as Exhibit 1 to Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1992 (File
          No. 1-9620) and incorporated herein by reference.

  3.2     By-laws adopted on April 2, 1987, as amended up to and including July
          30, 1991, filed as Exhibit 3(b) to Registrant's Registration Statement
          No. 33-43383 and incorporated herein by reference.

  4.1     Certificate of Designations for the $2.25 Series A Convertible
          Preferred Stock, filed as Appendix D to the Registrant's definitive
          Proxy Statement for the Special Meeting of Stockholders held July 26,
          1994 and incorporated herein by reference.

  4.2     Certificate of Designations for the $3.75 Series B Convertible
          Preferred Stock, filed as Exhibit 4.3 to the Registrant's Report on
          Form 8-K, dated August 4, 1994 and incorporated herein by reference.

  10.1 Put and Call Agreement dated as of January 2, 1992, between Registrant and AMAX Inc., filed as Exhibit 28(c) to Registrant's Registration
          Statement No. 33-43383 and incorporated herein by reference.

  10.2    Directors' Deferred Compensation Plan, filed as Exhibit 10.14.2 to
          Registrant's Registration Statement No. 33-22645 and incorporated herein by reference.

  10.3    Excess Benefit Plan, effective as of November 15, 1993, filed as
          Exhibit EX-10(g) to Registrant's Form 10-K for the year ended December
          31, 1993 and incorporated herein by reference.

  10.4 Deferred Compensation Plan, effective as of November 15, 1993, filed as Exhibit EX-10(h) to Registrant's Form 10-K for the year ended
          December 31, 1993 and incorporated herein by reference.

  10.5    1992 Stock Option Plan, filed as Exhibit A to Registrant's definitive
          Proxy Statement for the 1993 Annual Meeting of Stockholders (File No.
          1-9620), and incorporated herein by reference.

  10.6    Performance Share Plan, filed as Exhibit B to Registrant's definitive
          Proxy Statement for the 1993 Annual Meeting of Stockholders (File No.
          1-9620) and incorporated herein by reference.

  10.7    Mining Lease, dated as of April 2, 1987, between Amax Exploration,
          Inc. and TMB Associates, relating to the Wind Mountain mine, including
          Assignment to the Company and related documents, filed as Exhibit
          10.25 to Registration Statement No. 33-22645 and Amendment to Mining
          Lease, dated August 4, 1988, between TMB Associates and Registrant, amending the Mining Lease filed as Exhibit 46 to Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1990 (File No. 1-
          9620), each incorporated herein by reference.


                                 EXHIBIT INDEX

Exhibit
Number                       Exhibit
-------                      -------
  10.8    Bullion Loan Agreement, dated as of March 21, 1991, between Lassen
          Gold Mining, Inc., Registrant, and various banks relating to the financing of the Hayden Hill mine, filed as Exhibit 1 and Guarantee and Pledge Agreement, dated as of March 21, 1991, between Registrant and The Chase Manhattan Bank, N.A., as Agent for various banks, filed as Exhibit 4, both to Registrant's Form 10-Q for the quarter ended
          March 31, 1991 (File No. 1-9620) and incorporated herein by reference.

  10.9    Term Loan Agreement among AGI Chile Credit Corp., Inc., N.M.
          Rothschild & Sons Limited and Citibank, N.A., including continuing
          Corporate Guaranty of Amax Gold Inc. and continuing Corporate Guaranty of Cyprus Amax Minerals Company, filed as Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference.

  10.10 Exploration Joint Venture Agreement, effective January 1, 1994, between the Registrant and Cyprus Amax, filed as Exhibit 10.1 to the Registrant's Registration Statement No. 33-53963 and incorporated herein by reference.

  10.11   Revolving Credit Agreement, dated as of April 15, 1994, between the
          Registrant and Cyprus Amax, filed as Appendix A to the Registrant's definitive Proxy Statement for the Special Meeting of Stockholders held July 26, 1994, and incorporated herein by reference; and Amendment to Revolving Credit Agreement, dated as of March 10, 1994, between the Registrant and Cyprus Amax.

  10.12   Revolving Credit Agreement, dated as of March 10, 1995, between the
          Registrant and Cyprus Amax.

  10.13   Loan Agreement, dated as of November 23, 1994, among Compania Minera
          Maricunga, as borrower, Amax Gold Inc. and Bema Gold Corporation, as guarantors, and certain banks; and related documents.

  18 Letter dated February 17, 1995, from the Company's independent accountants regarding their concurrence that a newly adopted method of accounting for the costs of ore loaded on heap leach pads to recognize such costs as work-in-process inventory, is prefereable to the method previously applied.


                                 EXHIBIT INDEX

Exhibit
Number                       Exhibit
-------                      -------
  21      Subsidiaries of Registrant.

  23.1    Consent of Price Waterhouse LLP.

  23.2    Consent of Coopers & Lybrand LLP.

  23.3    Consent of Mineral Resources Development, Inc.

  23.4    Consent of Derry, Michener, Booth & Wahl.

  27      Financial Data Schedule.