Form 10-Q
period 1995-03-31
AMAX GOLD INC
filed 1995-05-12
CIK 814577

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________to ___________

                         Commission file number 1-9620

                                 AMAX GOLD INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                 06-1199974
- ---------------------------------------     ------------------------------------
    (State or other jurisdiction of          (IRS Employers Identification No.)
    incorporation or organization)


    9100 EAST MINERAL CIRCLE, ENGLEWOOD,COLORADO             80155
- ---------------------------------------------------   --------------------
      (Address of principal executive offices)            (Zip Code)

Registrant's telephone number,including area code       (303) 643-5500
                                                      --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___
                                        ---

Common Stock Outstanding, $0.01 par value, as of May 5, 1995 - 81,295,607 shares

                               Total Pages - 13
                       Exhibit Index Located on Page 11

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 AMAX GOLD INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands except per share amounts)
                                  (Unaudited)

                                                        Three Months Ended
                                                              March 31,
- --------------------------------------------------------------------------------
                                                          1995        1994
- --------------------------------------------------------------------------------
Revenues                                              $  22,700    $ 23,800
- --------------------------------------------------------------------------------
Costs and operating expenses:
 Cost of sales                                           19,700      20,600
 Depreciation and depletion                               5,400       5,900
 General and administrative                               1,700       1,700
- --------------------------------------------------------------------------------
 Total costs and operating expenses                      26,800      28,200
- --------------------------------------------------------------------------------
Gross operating loss                                     (4,100)     (4,400)
Exploration expense                                        (700)       (300)
- --------------------------------------------------------------------------------
Loss from operations                                     (4,800)     (4,700)
 Interest expense                                        (1,900)     (2,400)
 Interest income and other                                  700         400
- --------------------------------------------------------------------------------
Loss before income taxes and cumulative
 effect of accounting change                             (6,000)     (6,700)
 Income tax benefit                                           -       1,500
- --------------------------------------------------------------------------------
Loss before cumulative effect of accounting change       (6,000)     (5,200)
 Cumulative effect of accounting change, net
  of income tax provision of $2,000                           -       7,500
- --------------------------------------------------------------------------------
Net earnings (loss)                                      (6,000)      2,300
Preferred stock dividends                                (1,700)          -
- --------------------------------------------------------------------------------
Earnings (loss) attributable to common shares         $  (7,700)   $  2,300
================================================================================

Per common share:
 Loss before cumulative effect of accounting change   $    (.09)   $   (.07)
 Cumulative effect of accounting change                       -         .09
- --------------------------------------------------------------------------------
Net earnings (loss)                                   $    (.09)   $    .02
================================================================================

Weighted average common shares outstanding               81,295      78,189
================================================================================

   The accompanying notes are an integral part of these financial statements.

                                 AMAX GOLD INC.
                           CONSOLIDATED BALANCE SHEET
                (Dollars in thousands except par value of stock)
                                  (Unaudited)

                                                                March 31,   December 31,
                                                                  1995         1994
- --------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents                                           $  49,900      $  36,700
Inventories                                                       29,400         28,600
Other                                                             10,900          7,400
- --------------------------------------------------------------------------------------------
 Current assets                                                   90,200         72,700

Property, plant and equipment, net                               328,100        313,300
Other                                                             28,200         17,200
- --------------------------------------------------------------------------------------------
 Total assets                                                  $ 446,500      $ 403,200
============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, trade                                        $   7,300      $   4,000
Accounts payable, affiliates                                         200            600
Accrued and other current liabilities                             18,300         15,100
Reclamation reserve, current portion                               2,000          2,000
Current maturities of gold and currency financings                22,300         23,900
- --------------------------------------------------------------------------------------------
 Current liabilities                                              50,100         45,600

Long-term portion of gold and currency financings                129,000         83,200
Reclamation reserve, noncurrent portion                           11,600         11,100
Deferred income taxes                                             10,000         10,000
Other                                                              7,800          7,800
- --------------------------------------------------------------------------------------------
 Total liabilities                                               208,500        157,700

Commitments and contingencies                                          -              -

Shareholders' equity:
 Preferred stock, par value $1.00 per share, authorized
  10,000,000 shares, of which 2,000,000 shares have been
  designated as Series A Convertible Preferred Stock, no
  shares issued and outstanding and 1,840,000 shares have
  been designated as Series B Convertible Preferred Stock,
  issued and outstanding 1,840,00 shares                           1,800          1,800
Common stock, par value $.01 per share, authorized
 200,000,000 shares, issued and outstanding 81,295,607
 shares in 1995 and 81,267,708 shares in 1994                        800            800
Paid-in capital                                                  258,600        258,400
Accumulated deficit                                              (23,200)       (15,500)
Common stock in treasury, at cost (1,991 shares)                       -              -
- --------------------------------------------------------------------------------------------
 Total shareholders' equity                                      238,000        245,500
- --------------------------------------------------------------------------------------------
 Total liabilities and shareholders' equity                    $ 446,500      $ 403,200
============================================================================================

   The accompanying notes are an integral part of these financial statements.

                                 AMAX GOLD INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                        Three Months Ended
                                                             March 31,
- --------------------------------------------------------------------------------
                                                         1995        1994
- --------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net earnings (loss)                                    $ (6,000)  $  2,300
 Adjustments to reconcile net earnings (loss) to
  cash provided by operating activities:
  Depreciation and depletion                               5,400      5,900
  Increase in reclamation reserves                           500        600
  Cumulative effect of accounting change                       -     (7,500)
  Decrease in deferred taxes                                   -     (1,500)
  Other                                                        -       (300)
  Decrease in working capital items                        1,800      3,000
- --------------------------------------------------------------------------------
Net cash provided by operating activities                  1,700      2,500
- --------------------------------------------------------------------------------
Investing Activities
 Capital expenditures                                    (19,800)    (4,100)
 Loan to joint venture partner                           (10,000)         -
 Proceeds from repayment of loans                          1,200          -
 Other                                                      (100)      (700)
- --------------------------------------------------------------------------------
Net cash used in investing activities                    (28,700)    (4,800)
- --------------------------------------------------------------------------------
Financing Activities
 Proceeds from financings                                 47,500     50,100
 Repayments of financings                                 (3,300)   (48,700)
 Deferred financing costs                                 (2,300)    (1,600)
 Cash dividends paid                                      (1,700)         -
 Other                                                         -       (100)
- --------------------------------------------------------------------------------
Net cash provided by (used in) financing activities       40,200       (300)
- --------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents           13,200     (2,600)
Cash and equivalents at January 1                         36,700      7,500
- --------------------------------------------------------------------------------
Cash and equivalents at March 31                        $ 49,900   $  4,900
================================================================================

   The accompanying notes are an integral part of these financial statements.

                                 AMAX GOLD INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.  FINANCIAL STATEMENT ADJUSTMENTS AND FOOTNOTE DISCLOSURES

The accompanying financial statements are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made. These financial statements should be read in conjunction with the financial statements and related notes included in the annual report on Form 10-K for Amax Gold Inc. (the "Company") for the year ended December 31, 1994 on file with the Securities and Exchange Commission.

As discussed in Notes 1 and 5 to the Company's 1994 financial statements, the Company changed its method of accounting for the costs of ore loaded on heap leach pads, to record such costs as work-in-process inventory. Previously the Company had expensed these costs as incurred. Accordingly, all of the 1994 periods were restated to reflect the adoption of this policy as of January 1, 1994 and, for the first quarter of 1994, the Company recognized a $7.5 million benefit (net of an income tax provision of $2.0 million) relating to the cumulative effect of the accounting change for periods prior to 1994.

2.  RESTRICTED CASH AND EQUIVALENTS

The proceeds received from the gold loan described in Note 4 and an equity contribution made by the Company to Compania Minera Maricunga, the joint venture company developing the Refugio project, are restricted for development of the Refugio project. At March 31, 1995, the Company's cash and equivalents included $44.7 million restricted for use at this project.

3.  INVENTORIES

Inventories consist of the following (in millions):

                                                 March 31,  December 31,
                                                   1995         1994
- --------------------------------------------------------------------------------
Precious metals refined and in-process           $  22.8      $  21.8
Materials and supplies                               6.6          6.8
- --------------------------------------------------------------------------------
                                                 $  29.4      $  28.6
================================================================================

4.  GOLD AND CURRENCY FINANCINGS

The following table summarizes the Company's outstanding debt at March 31, 1995 (in millions):

                                             Current       Noncurrent     Total
- --------------------------------------------------------------------------------
    Gold loans                              $     -       $  42.5       $  42.5
    Gold leases                                   -          23.3          23.3
    Currency borrowings                        22.3          58.2          80.5
    Borrowings from Cyprus Amax                   -           5.0           5.0
- --------------------------------------------------------------------------------
                                            $  22.3       $ 129.0       $ 151.3
================================================================================

In February 1995, Compania Minera Maricunga, the joint venture company developing the Refugio project in Chile, borrowed $85 million denominated in gold under a project financing arrangement with a group of banks. The Company's 50 percent share is 111,842 ounces at $380 per ounce. The Company has entered into various hedging transactions to generate additional revenues associated with these borrowed ounces. Additional revenues, $4 per ounce at March 31, 1995, will be recognized as earnings as loan repayments are made.

In February 1995, the Company entered into an agreement with Cyprus Amax subject to approval by the stockholders of the Company, under which Cyprus Amax will provide the Company with an $80 million line of credit available until December 31, 2001, with certain equity features. During March 1995, the Company arranged to borrow up to $40 million of this $80 million line of credit during the period prior to receipt of stockholder approval, primarily to fund capital expenditures at Fort Knox. Under this temporary arrangement, the equity features of the credit line are suspended and the loan is secured by a 20 percent interest in the Company's Fort Knox project. If stockholder approval is not received, the Company will have until October 15, 1995 to repay the loan. As of March 31, 1995, the Company has borrowed $5 million under this temporary arrangement.

During March 1995, the Company repaid the outstanding balance of 4,000 ounces of gold under a gold bullion loan agreement. Collateral for this financing consisted of Nevada Gold's Sleeper mine assets and capital stock.

5.   HEDGE CONTRACTS

As of March 31, 1995, the Company's outstanding hedge contracts are as follows:

                                               Average
                                 Gold           Price
                                Ounces        Per Ounce                 Period
- --------------------------------------------------------------------------------
Forward sales contracts/(1)/   156,700          $ 450         April 1995 - July 1995
Option contracts:
 Purchased put options         346,000          $ 401         April 1995 - December 2000
 Sold put options               84,200          $ 374         April 1995 - November 1995
 Purchased call options         40,000          $ 420         April 1995 - December 1995
 Sold call options             258,750          $ 431         April 1995 - December 1995

/(1)/ Represents the net forward sales position which was made primarily on a spot deferred forward basis which allows the Company to defer the delivery of gold ounces to a later date at a renegotiated gold price.

The Company also has outstanding compound put options for 370,000 ounces at $433 per ounce and compound call options for 25,000 ounces at $384 per ounce. If exercised, these options expire through December 2000.

The market value of the Company's forward contracts, put and call options and compound options at March 31, 1995 was approximately $14.5 million. Future market valuations for these contracts are dependent on gold market prices, option volatility and interest rates, which can vary significantly. These contracts will be utilized in the future to hedge against declines in gold market prices for the Company's future gold production while maintaining benefits in the event of higher gold market prices.

6.  COMMITMENTS AND CONTINGENCIES

Reclamation, site restoration and closure costs are accrued on a units-of-production basis using estimates based upon current federal, state and Chilean laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally becoming more restrictive. Any changes in these laws and regulations could impact future estimated reclamation costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

The following table sets forth the Company's ounces of gold production and production costs and ounces of gold sold and average realized prices for the three months ended March 31, 1995 and 1994.

                                                       Three Months Ended
                                                            March 31,
- --------------------------------------------------------------------------------
                                                         1995        1994/(3)/
================================================================================
GUANACO MINE:
 Ounces of gold produced                                 20,104      15,592
 Average cost per ounce produced:
  Cash production cost/(1)/                             $   318     $   345
  Depreciation and depletion                                147         145
- --------------------------------------------------------------------------------
    Total production cost                               $   465     $   490
- --------------------------------------------------------------------------------
HAYDEN HILL MINE:
 Ounces of gold produced                                 17,842      11,807
 Average cost per ounce produced:
  Cash production cost/(1)/                             $   319     $   487
  Depreciation and depletion                                 87         105
- --------------------------------------------------------------------------------
    Total production cost                               $   406     $   592
- --------------------------------------------------------------------------------
SLEEPER MINE:
 Ounces of gold produced                                 17,296      25,930
 Average cost per ounce produced:
  Cash production cost/(1)/                             $   407     $   304
  Depreciation and depletion                                 50          92
- -------------------------------------------------------------------------------
    Total production cost                               $   457     $   396
- -------------------------------------------------------------------------------
WIND MOUNTAIN MINE:
 Ounces of gold produced                                  1,252       3,274
 Average cost per ounce produced:
  Cash production cost/(1)/                             $   294     $   189
  Depreciation and depletion                                  -           -
- -------------------------------------------------------------------------------
    Total production cost                               $   294     $   189
- -------------------------------------------------------------------------------
TOTAL:
 Ounces of gold produced                                 56,494      56,603
 Average cost per ounce produced:/(2)/
  Cash production cost/(1)/                             $   345     $   347
  Depreciation and depletion                                 96         104
- -------------------------------------------------------------------------------
    Total production cost                               $   441     $   451
===============================================================================
Ounces of gold sold                                      55,992      59,408
Average price per ounce sold                            $   406     $   401
===============================================================================

/(1)/ Cash production costs include all operating costs at the mine sites, including overhead, and, where applicable, Nevada net proceed tax, royalties and credit for silver by-products.
/(2)/ Average costs weighted by ounces of gold produced at each mine
/(3)/ Restated for a fourth quarter 1994 change in the method of accounting for heap leach inventory, retroactive to January 1, 1994.

RESULTS OF OPERATIONS

The Company recognized a net loss of $6.0 million before dividends of $1.7 million on preferred stock for the first quarter of 1995 compared to net income of $2.3 million during the first quarter of 1994. The 1994 results include after tax income of $7.5 million relating to the cumulative effect of a change in accounting for leach pad inventory. The 1994 results also include an income tax benefit of $1.5 million. Results in 1995 do not include any tax benefit because the Company is not assured of utilizing tax loss carryforwards in future periods.

Revenues decreased to $22.7 million for the first quarter of 1995 compared to $23.8 million for the first quarter of 1994. The decrease in 1995 is the result of lower sales volumes somewhat offset by higher realized gold prices. The lower sales volumes occurred even though gold production was approximately the same during 1995. Total production and sales volumes for the remainder of 1995 are expected to increase slightly over 1994 levels as the Hayden Hill and Guanaco heap leach operations are scheduled to process ore at design capacity, more than offsetting declines at Sleeper which is nearing the end of its mine life and Wind Mountain where residual leaching is expected to end during the second quarter of 1995.

The Company realized an average selling price of $406 per ounce of gold during the first quarter of 1995 compared to $401 per ounce of gold during the first quarter of 1994. The average realized price for both periods included hedging benefits from closing forward sales contracts and gold options at prices above market. The average COMEX gold price for the first quarter was $379 and $384 for 1995 and 1994, respectively.

Cost of sales declined slightly to $19.7 million during the first quarter of 1995 compared to $20.6 million during the first quarter of 1994, primarily attributable to the lower sales volume discussed above. On a per ounce basis, cash production costs were $345 during the first quarter of 1995 compared to $347 for the first quarter of 1994. Cash production costs per ounce were lower at Guanaco and Hayden Hill due to higher gold production which is primarily attributable to the processing of higher grade ore during the first quarter of 1995 compared to the first quarter of 1994, as well as higher gold recovery rates at Hayden Hill. Higher production levels at Guanaco and Hayden Hill are expected to be maintained throughout the remainder of 1995. First quarter 1995 decreases in costs at Guanaco and Hayden Hill were offset by higher per ounce costs at Sleeper resulting from lower production levels due to the processing of significantly lower grade mill ore and lower mill recovery rates as well as a reduction in the availability of leach ore as the property approaches the end of its mine life.

Depreciation and depletion decreased by $0.5 million during the first quarter of 1995 compared to the first quarter of 1994. This decrease is primarily the result of lower depletion rates at the Sleeper property as well as the Hayden Hill property in addition to lower production at Sleeper. The rate at the Sleeper property is lower during 1995 since the number of ounces expected to be produced over the remaining life of the property has increased over estimates used in 1994. The Hayden Hill rate declined during 1995 because estimates of capital expenditures required to produce the remaining ounces have decreased from amounts estimated in 1994. These reductions have been somewhat offset by increased production from the Guanaco property which has a higher depreciation rate as well as higher production from the Hayden Hill property. On a unit basis, weighted average depreciation and depletion decreased to $96 during the first quarter of 1995 from $104 for the first quarter of 1994.

Exploration expense was $0.7 million during the first quarter of 1995 compared to $0.3 million during the first quarter of 1994. The primary reason for the increase is increased exploration activity at the Cerro Quema property in Panama, an advanced stage exploration project which the Company has the option to purchase from Cyprus Amax upon completion of a feasibility study.

Interest expense for the 1995 quarter was $0.5 million lower than the corresponding quarter in 1994. This decrease was primarily the result of $0.3 million of interest capitalized on the Fort Knox and Refugio projects which are presently under construction. In addition, the weighted average interest rate was slightly lower during the first quarter of 1995 compared to the first quarter in 1994, which is primarily the result of a lower interest rate associated with the gold loan entered into during the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $40.1 million at March 31, 1995 compared to $27.1 million at December 31, 1994. During the first quarter of 1995, the Company generated $1.7 million of cash from operations while using $28.7 million for investing activities. Capital expenditures at development properties included $2.6 million at Fort Knox and $16.1 million at Refugio. Cash spent for property, plant and equipment at operating properties included $0.8 million at Guanaco, $0.1 million at Hayden Hill and $0.2 million at Sleeper. Pursuant to terms of the acquisition of the Company's interest in the Refugio project, the Company loaned $10 million to its joint venture partner to be held in escrow to support the partner's loan guarantee.

Net financing activities generated cash of $40.2 million during the first quarter of 1995. During the first quarter, the joint venture company developing the Refugio project borrowed $85 million drawn in gold under a project financing arrangement with a group of banks. The Company is severally liable until completion of the project for its 50 percent share. In addition, the Company borrowed $5 million from Cyprus Amax under an arrangement whereby the Company can borrow up to $40 million under a line of credit. See Note 3 in Item 1 for further discussion. As of May 5, 1995, the Company has borrowed $15 million under this arrangement.

Capital expenditures for 1995 are expected to be approximately $187 million including $127 million at Fort Knox, $54 million for the Company's share at Refugio and $6 million at operating properties. As discussed above, funding for Refugio has been finalized while various financing alternatives for Fort Knox are under consideration.

Cash flows from operations for 1995 are expected to be sufficient to fund operating and administrative expenses, exploration expenditures and interest payments on outstanding debt. In order to meet all scheduled debt payments and to fund capital development requirements, the Company will be required to obtain external debt or equity financing and to borrow money from Cyprus Amax. Cyprus Amax has made available to the Company lines of credit for $100 million and for $80 million. A substantial portion of the $100 million credit line is designated as support for existing indebtedness while the $80 million credit line is subject to approval by the stockholders of the Company.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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



Dated:  May 9, 1995