Form 10-Q
period 1995-06-30
AMAX GOLD INC
filed 1995-08-14
CIK 814577

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________to ___________

                         Commission file number 1-9620

                                 AMAX GOLD INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   06-1199974
   -------------------------------           ----------------------------------
   (State or other jurisdiction of           (IRS Employers Identification No.)
   incorporation or organization)

   9100 EAST MINERAL CIRCLE, ENGLEWOOD, COLORADO           80155
   ---------------------------------------------      ---------------
     (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code     (303) 643-5500
                                                      ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Common Stock Outstanding, $0.01 par value, as of August 2, 1995 - 87,940,116 shares

                                Total Pages - 15
                        Exhibit Index Located on Page 13

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 AMAX GOLD INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (Unaudited)

                                           Three Months Ended     Six Months Ended
                                                 June 30,             June 30,
                                           -------------------   -------------------
                                              1995       1994       1995       1994
                                            -------    -------   --------   --------
Revenues                                    $26,700    $27,900   $ 49,400   $ 51,700
                                            -------    -------   --------   --------
Costs and operating expenses:
 Costs of sales                              20,600     19,600     40,300     40,200
 Depreciation and depletion                   5,300      7,500     10,700     13,400
 General and administrative                   1,900      1,600      3,600      3,300
                                            -------    -------   --------   --------
 Total costs and operating expenses          27,800     28,700     54,600     56,900
                                            -------    -------   --------   --------
Gross operating loss                         (1,100)      (800)    (5,200)    (5,200)
Exploration expense                          (1,500)    (1,100)    (2,200)    (1,400)
                                            -------    -------   --------   --------
Loss from operations                         (2,600)    (1,900)    (7,400)    (6,600)
 Interest expense                            (2,200)    (2,200)    (4,100)    (4,600)
 Interest income and other                      300        600      1,000      1,000
                                            -------    -------   --------   --------
Loss before income taxes and cumulative
 effect of accounting change                 (4,500)    (3,500)   (10,500)   (10,200)
 Income tax benefit                               -          -          -      1,500
                                            -------    -------   --------   --------
Loss before cumulative effect of
 accounting change                           (4,500)    (3,500)   (10,500)    (8,700)
Cumulative effect of accounting change,
 net of income tax provision of $2,000            -          -          -      7,500
                                            -------    -------   --------   --------
Net loss                                     (4,500)    (3,500)   (10,500)    (1,200)
Preferred stock dividends                    (1,700)         -     (3,400)         -
                                            -------    -------   --------   --------
Loss attributable to common shares          $(6,200)   $(3,500)  $(13,900)  $ (1,200)
                                            =======    =======   ========   ========
Per common share:
 Loss before cumulative
  effect of accounting change               $  (.08)   $  (.05)  $   (.17)  $   (.12)
 Cumulative effect of
  accounting change                               -          -          -        .09
                                            -------    -------   --------   --------
Net loss                                    $  (.08)   $  (.05)  $   (.17)  $   (.03)
                                            =======    =======   ========   ========
Weighted average common
shares outstanding                           81,312     78,208     81,297     78,197
                                            =======    =======   ========   ========


        The accompanying notes are an integral part of these statements.

                                 AMAX GOLD INC.
                           CONSOLIDATED BALANCE SHEET
           (Dollars in thousands except share and per share amounts)
                                  (Unaudited)

                                                              June 30,    December 31,
                                                                1995          1994
                                                              --------    ------------
ASSETS
Cash and equivalents                                          $ 27,500        $ 36,700
Inventories                                                     27,500          28,600
Receivables                                                     11,200           2,900
Other                                                            7,400           4,500
                                                              --------        --------
 Current assets                                                 73,600          72,700

Property, plant and equipment, net                             367,600         313,300
Other                                                           26,800          17,200
                                                              --------        --------
 Total assets                                                 $468,000        $403,200
                                                              ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, trade                                       $ 11,000        $  4,000
Accounts payable, affiliates                                       300             600
Accrued and other current liabilities                           14,700          15,100
Reclamation reserve, current portion                             2,000           2,000
Current maturities of gold and currency financings              27,100          23,900
                                                              --------        --------
 Current liabilities                                            55,100          45,600

Long-term portion of gold and currency financings              151,000          83,200
Reclamation reserve, noncurrent portion                         12,000          11,100
Deferred income taxes                                           10,000          10,000
Other                                                            7,900           7,800
                                                              --------        --------
 Total liabilities                                             236,000         157,700
Commitments and contingencies                                        -               -

Shareholders' equity:
 Preferred stock, par value $1.00 per share, authorized
  10,000,000 shares, of which 2,000,000 shares have been
  designated as Series A Convertible Preferred Stock, no
  shares issued and outstanding, 1,840,000 shares have
  been designated as Series B Convertible Preferred Stock,
  issued and outstanding 1,840,000 shares and 1,600,000
  shares have been designated as Series C Convertible
  Preferred Stock, no shares issued and outstanding              1,800           1,800
 Common stock, par value $.01 per share, authorized
  200,000,000 shares, issued and outstanding 81,330,974
  shares in 1995 and 81,267,708 shares in 1994                     800             800
Paid-in capital                                                258,800         258,400
Accumulated deficit                                            (29,400)        (15,500)
Common stock in treasury, at cost (1,991 shares)                     -               -
                                                              --------        --------
 Total shareholders' equity                                    232,000         245,500
                                                              --------        --------
 Total liabilities and shareholders' equity                   $468,000        $403,200
                                                              ========        ========

        The accompanying notes are an integral part of these statements.

                                 AMAX GOLD INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)



                                                      Six Months Ended
                                                          June 30,
                                                    --------------------
                                                        1995       1994
                                                    ---------  ---------
Cash Flows from Operating Activities
 Net loss                                           $(10,500)  $ (1,200)
 Adjustments to reconcile net loss to
  cash provided by operating activities:
  Depreciation and depletion                          10,700     13,400
  Increase in reclamation reserves                       900      1,200
  Cumulative effect of accounting change                   -     (7,500)
  Decrease in deferred income taxes                        -       (900)
  Other                                                  800       (900)
  Decrease (increase) in working capital items        (5,900)     2,500
                                                    --------   --------
Net cash provided (used) by operating activities      (4,000)     6,600
                                                    --------   --------
Investing Activities
 Capital expenditures                                (61,500)    (8,500)
 Loan to joint venture partner                       (10,000)         -
 Proceeds from repayment of loans                      1,200          -
 Other                                                     -     (1,000)
                                                    --------   --------
Net cash used by investing activities                (70,300)    (9,500)
                                                    --------   --------
Financing Activities
 Proceeds from financings                             82,800     61,700
 Repayments of financings                            (11,800)   (57,600)
 Deferred financing costs                             (2,500)    (1,600)
 Cash dividends paid                                  (3,400)         -
 Other                                                     -       (300)
                                                    --------   --------
Net cash provided by financing activities             65,100      2,200
                                                    --------   --------

Net decrease in cash and equivalents                  (9,200)      (700)
Cash and equivalents at January 1                     36,700      7,500
                                                    --------   --------
Cash and equivalents at June 30                     $ 27,500   $  6,800
                                                    ========   ========

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

As discussed in Notes 1 and 5 to the Company's 1994 financial statements, the Company changed its method of accounting for the costs of ore loaded on heap leach pads, to record such costs as work-in-process inventory. Previously the Company had expensed these costs as incurred. Accordingly, all of the 1994 periods were restated to reflect the adoption of this policy as of January 1, 1994 and the Company recognized a $7.5 million benefit (net of an income tax provision of $2.0 million) relating to the cumulative effect of the accounting change for periods prior to 1994.

2. RESTRICTED CASH AND EQUIVALENTS

The proceeds received from the gold loan described in Note 4 and an equity contribution made by the Company to Compania Minera Maricunga, the joint venture company developing the Refugio project, are restricted for development of the Refugio project. At June 30, 1995, the Company's cash and equivalents included $14.6 million which is restricted.

3. INVENTORIES

Inventories consist of the following (in millions):

                                          June 30,  December 31,
                                            1995       1994
                                          --------  ------------
Precious metals refined and in-process       $21.1      $21.8
Materials and supplies                         6.4        6.8
                                             -----      -----
                                             $27.5      $28.6
                                             =====      =====

4.  GOLD AND CURRENCY FINANCINGS

The following table summarizes the Company's outstanding debt at June 30, 1995 (in millions):

                                   Current  Noncurrent  Total
                                   -------  ----------  ------
    Gold loans                       $   -      $ 42.5  $ 42.5
    Gold leases                          -        23.8    23.8
    Currency borrowings               27.1        44.7    71.8
    Borrowings from Cyprus Amax          -        40.0    40.0
                                     -----      ------  ------
                                     $27.1      $151.0  $178.1
                                     =====      ======  ======

In February 1995, Compania Minera Maricunga borrowed $85 million denominated in gold under the Refugio financing arrangement with a group of banks. The Company's 50 percent share is 111,842 ounces at $380 per ounce. The Company has entered into various hedging transactions to generate additional revenues associated with these borrowed ounces. Such additional revenues, $5 per ounce at June 30,1995, will be recognized as loan repayments are made.

In June 1995, the stockholders of the Company approved an agreement with Cyprus Amax under which Cyprus Amax provided the Company with an $80 million line of credit available until December 31, 2001, with certain equity features. As of June 30, 1995, the Company has borrowed $35 million under this line of credit. During July 1995, Cyprus Amax elected to convert the outstanding $35 million plus interest into common stock of the Company at a price of $5.362 per share. As a result of this conversion, 6.6 million additional common shares were issued and Cyprus Amax record ownership in the Company increased to approximately 47 percent. As of August 14, 1995, an additional $30 million has been borrowed under the remaining $45 million line of credit.

In June 1995, the shareholders of the Company also approved an extension to December 31, 2001 from April 30, 1997 of a $100 million convertible line of credit from Cyprus Amax. At June 30, 1995, $5 million was outstanding under the $100 million line of credit, approximately $87 million was designated to support certain credit arrangements and approximately $8 million was available and not yet designated.

5.    HEDGE CONTRACTS

As of June 30, 1995, the Company's outstanding hedge contracts are as follows:

                                          Average
                                 Gold      Price
                                Ounces   Per Ounce           Period
                                -------  ---------  -------------------------
Forward sales contracts/(1)/    279,166    $427     July 1995 - December 1995
Option contracts:
 Purchased put options          726,500    $423     July 1995 - December 2001
 Sold put options                66,300    $381     July 1995 - March 1996
 Purchased call options         285,000    $417     July 1995 - December 1996
 Sold call options              253,850    $430     July 1995 - December 1996

/(1)/Represents the net forward sales position which was made primarily on a spot deferred forward basis which allows the Company to defer the delivery of gold ounces to a later date at a renegotiated gold price.

The Company also has outstanding compound put options for 397,000 ounces of gold at $435 per ounce and compound call options for 120,000 ounces of gold at $411 per ounce. If exercised, these options expire through December 2001.

The market value of the Company's forward contracts, put and call options and compound options at June 30, 1995 was approximately $17.2 million. Future market valuations for these contracts are dependent on gold market prices, option volatility and interest rates, which can vary significantly. These contracts will be utilized in the future to hedge against declines in gold market prices for the Company's future gold production while maintaining benefits in the event of higher gold market prices.

Interest rate hedge contracts entered into by the Company consist of interest rate swap, option and cap agreements to reduce the impact of changes in interest rates on its financing facilities. At June 30, 1995, the Company had interest rate swap option agreements outstanding having a total principal amount of $80 million which will allow the Company to fix interest rates from 6.79 percent to
6.85 percent for the period through December 2000.

6.  COMMITMENTS AND CONTINGENCIES

Reclamation, site restoration and closure costs are accrued on a units-of-production basis using estimates based upon current federal, state and Chilean laws and regulations governing the protection of the environment. At June 30, 1995, the Company had accrued $14 million for such costs. These laws and regulations are continually changing and generally becoming more restrictive. Any changes in these laws and regulations could impact future estimated reclamation costs. Total reclamation costs for the Company at the end of the current operating mine lives are estimated at approximately $18 million.

On June 5, 1995, Lassen Gold Mining, Inc. ("Lassen Gold"), a wholly-owned subsidiary of the Company that owns the Hayden Hill Mine, received a Notice of Violation of Waste Discharge Requirements and NPDES Permit, issued by the California Regional Water Quality Control Board ("CRWQCB"). Several violations were cited relating to water quality at Hayden Hill. On June 12, 1995, Lassen Gold received a Clean-up and Abatement Order ("Order") issued by the CRWQCB requiring the Company to bring Hayden Hill into full compliance with water quality permits by October 15, 1995. A corrective action plan was submitted to CRWQCB during June 1995 which the Company believes will remedy all water permit violations addressed in the Order. The capital costs to be incurred to achieve full compliance with the Order are estimated to be approximately $3.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

The following table sets forth the Company's gold production, production costs, ounces of gold sold and average realized prices for the periods indicated.

                                          Three Months Ended      Six Months Ended
                                                June 30,              June 30,
                                          -------------------   --------------------
                                             1995   1994/(3)/      1995    1994/(3)/
                                          -------  ----------   --------  ----------
GUANACO MINE:
 Ounces of gold produced                   17,335      15,293     37,439      30,885
 Average cost per ounce produced:
  Cash production cost/(1)/               $   379  $      395   $    346  $      370
  Depreciation and depletion                  149         146        148         146
                                          -------  ----------   --------  ----------
    Total production cost                 $   528  $      541   $    494  $      516
                                          -------  ----------   --------  ----------
HAYDEN HILL MINE:
 Ounces of gold produced                   18,775      21,543     36,617      33,350
 Average cost per ounce produced:
  Cash production cost/(1)/               $   312  $      366   $    315  $      409
  Depreciation and depletion                   87         105         87         105
                                          -------  ----------   --------  ----------
    Total production cost                 $   399  $      471   $    402  $      514
                                          -------  ----------   --------  ----------
SLEEPER MINE:
 Ounces of gold produced                   23,700      32,471     40,996      58,401
 Average cost per ounce produced:
  Cash production cost/(1)/               $   317  $      207   $    355  $      250
  Depreciation and depletion                   50          92         50          92
                                          -------  ----------   --------  ----------
    Total production cost                 $   367  $      299   $    405  $      342
                                          -------  ----------   --------  ----------
WIND MOUNTAIN MINE:
 Ounces of gold produced                    1,802       3,317      3,054       6,591
 Average cost per ounce produced:
  Cash production cost/(1)/               $   178  $      130   $    223  $      159
  Depreciation and depletion                    -           -          -           -
                                          -------  ----------   --------  ----------
    Total production cost                 $   178  $      130   $    223  $      159
                                          -------  ----------   --------  ----------
TOTAL:
 Ounces of gold produced                   61,612      72,624    118,106     129,227
 Average cost per ounce produced:/(2)/
  Cash production cost/(1)/               $   329  $      290   $    336  $      315
  Depreciation and depletion/(2)/              88         103         91         104
                                          -------  ----------   --------  ----------
    Total production cost                 $   417  $      393   $    427  $      419
                                          =======  ==========   ========  ==========
Ounces of gold sold                        65,823      69,342    121,815     128,750
Average price per ounce sold              $   406  $      402   $    406  $      402
                                          =======  ==========   ========  ==========

/(1)/ Cash production costs include all operating costs at the mine sites, including overhead, and, where applicable, Nevada net proceeds tax, royalties and credits for silver by-products.
/(2)/ Average costs weighted by ounces of gold produced at each mine.
/(3)/ Restated for a fourth quarter 1994 change in the method of accounting for heap leach inventory, retroactive to January 1, 1994.

RESULTS OF OPERATIONS

The Company recognized a net loss of $4.5 million before dividends of $1.7 million on preferred stock for the second quarter of 1995 compared to a net loss of $3.5 million during the second quarter of 1994. For the first six months of 1995, the Company recognized a net loss of $10.5 million before dividends of $3.4 million on preferred stock, compared to a net loss of $1.2 million for the first six months of 1994. The first six months of 1994 include after tax income of $7.5 million relating to the cumulative effect of a change in accounting for leach pad inventory. The first six months of 1994 also include an income tax benefit of $1.5 million which resulted from the drawdown of deferred federal tax liabilities, which were fully utilized in 1994. Results in 1995 do not include any tax benefit because the Company is not assured of utilizing tax loss carryforwards in future periods.

Revenues for the second quarter and the first six months of 1995 decreased by 4 percent compared to each of the same periods for 1994. The decrease during the 1995 periods is the result of lower sales volumes somewhat offset by higher realized gold prices. The lower sales volume is primarily the result of lower production at Sleeper which is nearing the end of its mine life.

The Company realized an average selling price of $406 per ounce for both the second quarter and first six months of 1995, compared to $402 per ounce during each of the same periods during 1994. Average realized prices include hedging benefits from closing forward sales contracts and gold options at prices above market. The average COMEX gold price for the first six months of 1995 was $384 per ounce compared to $383 per ounce for the first six months of 1994.

Cost of sales increased by 5 percent for the second quarter of 1995 compared to the second quarter of 1994. For the first six months of 1995, cost of sales were approximately the same as for the first six months of 1994. These results occurred despite lower sales volumes which occurred during both of the 1995 periods compared to the corresponding 1994 periods. On a per ounce basis, cash production costs were $329 for the second quarter and $336 for the first six months of 1995. This compares to $290 for the second quarter of 1994 and $315 for the first six months of 1994.

Cash production costs per ounce were significantly higher for the second quarter and the first six months of 1995 compared to the second quarter and first six months of 1994. This increase was the result of significantly lower gold production at Sleeper where production decreased by 27 percent for the second quarter of 1995 compared to the second quarter of 1994, and by 30 percent for the first six months of 1995 compared to the first six months of 1994. These production decreases resulted from the processing of significantly lower mill ore grades which decreased to .098 and .087 ounces per ton, respectively, for the second quarter and first six months of 1995 compared to .131 ounces per ton for the second quarter of 1994 and .115 ounces per ton for the first six months of 1994. An additional factor contributing to reduced production at Sleeper in 1995 was lower gold recovery rates attributable to the lower grade mill ore processed during 1995 compared to 1994. Fluctuations in ore grades and resulting production are expected as Sleeper nears the end of its mine life.

The higher cash production costs per ounce at Sleeper were somewhat offset by lower cash production costs per ounce at Guanaco and Hayden Hill. At Guanaco, the reduction in cash production costs per ounce resulted from higher production which increased by 2,042 ounces for the second quarter of 1995 compared to the second quarter of 1994 and by 6,554 ounces for the first six months of 1995 compared to the first six months of 1994. These production increases are primarily attributable to processing higher grade ore somewhat offset by lower crusher throughput. The Company is currently evaluating alternatives for improving crusher throughput. At Hayden Hill, the reduction of cash production costs per ounce during the second quarter and first six months of 1995 compared to the second quarter and first six months of 1994 was the result of the mining and processing of significantly higher grade ores. Processing higher grade ore is expected to continue through the remainder of 1995.

Depreciation and depletion decreased by $2.2 million during the second quarter of 1995 compared to the second quarter of 1994. This decrease resulted from a 15 percent reduction in production during the second quarter of 1995 compared to the second quarter of 1994 in addition to lower depletion rates at Sleeper and Hayden Hill. The rate at Sleeper is lower during 1995 since the number of ounces expected to be produced over the remaining life of the property has increased. The Hayden Hill rate declined during 1995 because estimates of capital expenditures required to produce the remaining ounces have decreased. These reductions were somewhat offset by increased production from Guanaco which has a higher depreciation rate. Depreciation and depletion decreased by $2.7 million during the first six months of 1995 compared to the first six months of 1994. This decrease is primarily attributable to the reasons discussed above.

General and administrative expenses were $0.3 million higher for the second quarter and first six months of 1995 compared to the second quarter and first six months of 1994. This increase resulted from higher third party costs associated with proxy solicitation activities during 1995.

Exploration expense increased by $0.4 million and $0.8 million, respectively, for the second quarter and first six months of 1995 compared to the second quarter and first six months of 1994. The primary reasons for the increase during the 1995 periods is increased exploration activity at the Cerro Quema property in Panama, an advanced stage exploration project which the Company has the option to purchase from Cyprus Amax upon completion of a feasibility study.

Interest expense was the same for the second quarter in 1995 compared to the second quarter of 1994. Higher interest costs resulted from increased debt offset by capitalized interest on the Fort Knox and Refugio projects which are presently under construction. Interest expense for the first six months of 1995 was $0.5 million lower than the first six months of 1994, primarily the result of interest capitalized on the Fort Knox and Refugio projects as well as the slightly lower weighted average interest rate during the first six months of 1995 compared to the first six months of 1994, which is primarily the result of a lower interest rate associated with the gold loan entered into during early 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $18.5 million at June 30, 1995 compared to $27.1 million at December 31, 1994. During the first six months of 1995, the Company had negative cash flow from operations of $4.0 million compared to cash generated from operations of $6.6 million during the first six months of 1994. Lower revenues and an increase in working capital items during 1995 are the primary reasons for the decrease in cash generated from operations. The majority of the increase in working capital items resulted from increases in the Company's share of refundable value added taxes of $6.3 million from the Chilean government for expenditures incurred on the Refugio project.

Cash used for investing activities was $70.3 million for the first six months of 1995 compared to $9.5 million for the first six months of 1994. The increase in 1995 is the result of development expenditures at the Fort Knox and Refugio projects which totaled $59 million for the first six months of 1995. Additionally, pursuant to terms of the acquisition of the Company's interest in the Refugio project, the Company loaned $10 million to its joint venture partner to be held in escrow to support the partner's loan guarantee.

Net financing activities generated cash of $65.1 million for the first six months of 1995. During the first six months, the joint venture company developing the Refugio project borrowed $85 million drawn in gold under a project financing arrangement with a group of banks. The Company is severally liable until completion of the project for its 50 percent share. As of June 30, 1995 the Company also borrowed $35 million from Cyprus Amax under a $80 million line of credit. During July 1995, Cyprus Amax elected to convert the outstanding $35 million plus interest into 6.6 million shares of common stock of the Company. The remaining $45 million is also expected to be borrowed and converted to common stock during the third quarter of 1995. In addition, in June 1995 the Company borrowed $5 million under a $100 million line of credit from Cyprus Amax. Under the $100 million line of credit, $87 million is designated as support for other loans and $8 million remain available. The Company paid dividends to Preferred Stock shareholders totaling $1.875 per preferred share during the first six months of 1995.

Capital expenditures for 1995 are expected to be approximately $207 million including $145 million at Fort Knox, $54 million for the Company's share at Refugio and $8 million at operating properties. As discussed above, funding for Refugio was obtained during the first quarter of 1995 while the Company has a commitment, subject to successful completion, for a $250 million commercial financing for Fort Knox. The Company expects to pay down certain outstanding loans with a portion of the Fort Knox financing.

Cash flows from operations for the remainder of 1995 are expected to be sufficient to fund operating and administrative expenses, exploration expenditures and interest payments on outstanding debt. With the finalization of the Refugio financing during 1995, the expected drawdown of a portion of the Fort Knox financing during the third quarter of 1995, and the remaining credit from Cyprus Amax, the Company is expected to be able to satisfy its 1995 capital and debt service requirements.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (A) An annual meeting of stockholders was held on June 2, 1995.

         (B) Six directors, comprising the entire Board of the Company, were reelected pursuant to (i) proxies for the meeting having been solicited pursuant to Regulation 14A under the Exchange Act, (ii) no solicitation in opposition to the management's nominees as listed in the proxy statement, and (iii) reelection of all nominees.

         (C) Five proposals were submitted for approval, which were passed with voting results as follows:

             1) Six directors were reelected to serve until the annual meeting of stockholders in 1996, based on the following tabulations:

                 (1) Allen Born: 75,785,348 affirmative votes, 561,964 withheld
                 (2) Gerald J. Malys: 75,781,598 affirmative votes, 565,714 withheld
                 (3) Rockwell A. Schnabel: 75,881,021 affirmative votes, 466,291 withheld
                 (4) Vernon F. Taylor, Jr.: 75,859,181 affirmative, 488,131 withheld
                 (5) Milton H. Ward: 75,799,994 affirmative votes, 547,318
                     withheld; and
                 (6) Russell L. Wood: 75,883,225 affirmative votes, 464,087 withheld.

             2) The selection of Price Waterhouse as independent accountants for the current fiscal year was approved by a tabulation of 76,058,069 votes in favor, 155,254 votes against, 133,989 abstaining, and 0 broker non-votes.

             3) The DOCLOC I Amendment, an amendment extending the date of an agreement between the Company and Cyprus Amax pursuant to which Cyprus Amax provides a $100 million double convertible revolving line of credit to the Company to December 2001, was approved by a tabulation of 33,957,985 in favor (excluding Cyprus Amax's 34,325,564 votes in favor), 348,372 votes against, 349,293 abstaining, and 7,366,098 broker non-votes.

             4) DOCLOC II, an agreement pursuant to which Cyprus Amax provides an $80 million convertible line of credit and up to 1,600,000 shares of Series C Preferred Stock and up to 14,919,806 shares of common stock may be issued to Cyprus Amax by the Company, was approved by a tabulation of 33,876,002 in favor (excluding Cyprus Amax's 34,325,564 votes in favor), 438,862 against, 340,456 abstaining, and 7,366,428 broker non-votes.

             5) Reincorporation of the Company, pursuant to which the Company will elect not to be governed by Section 203 of the Delaware General Corporation Law, thereby permitting the Company to engage in business transactions with Cyprus Amax (or any interested stockholder) without requiring the approval of 66 2/3% of all stockholders excluding Cyprus Amax (or the interested stockholder) and its affiliates and associates, was approved by a tabulation of 33,562,568 in favor (excluding Cyprus Amax's 34,325,564 votes in favor), 754,183 against, 338,538 abstaining, and 7,366,459 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits

             Exhibit Number                        Exhibit
             --------------                        -------
                  (10a)                   Amendment to $100 million Revolving
                                          Credit Agreement
                  (10b)                   $80 million Revolving Credit
                                          Agreement
                  (27)                    Financial Data Schedule

         (B) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMAX GOLD INC.

                                  By /s/ DAVID L. MUELLER
                                     --------------------
                                     David L. Mueller
                                     Vice President and Controller
                                     (principal accounting officer)

Dated:  August 14, 1995