Form 10-Q
period 1995-09-30
AMAX GOLD INC
filed 1995-11-14
CIK 814577

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________to ___________

                         Commission file number 1-9620

                                AMAX GOLD INC.
            (Exact name of registrant as specified in its charter)

                 DELAWARE                                 06-1199974
---------------------------------------     ------------------------------------
     (State or other jurisdiction of          (IRS Employers Identification No.)
     incorporation or organization)


     9100 EAST MINERAL CIRCLE, ENGLEWOOD, COLORADO               80155
-----------------------------------------------------       ----------------
       (Address of principal executive offices)                (Zip Code)

   Registrant's telephone number, including area code        (303) 643-5500
                                                            ----------------

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

Common Stock Outstanding, $0.01 par value, as of November 7, 1995 - 96,411,281 shares

                               Total Pages - 189
                       Exhibit Index Located on Page 13

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                AMAX GOLD INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands except per share amounts)
                                  (Unaudited)

                                                     Three Months Ended      Nine Months Ended
                                                        September 30,          September 30,
--------------------------------------------------------------------------------------------------
                                                      1995        1994        1995       1994
--------------------------------------------------------------------------------------------------
Revenues                                            $ 23,700   $ 23,700    $ 73,100   $ 75,400
--------------------------------------------------------------------------------------------------
Costs and operating expenses:
 Costs of sales                                       17,800     21,300      58,100     61,500
 Depreciation and depletion                            5,600      5,700      16,300     19,100
 General and administrative                            1,700      1,600       5,300      4,900
--------------------------------------------------------------------------------------------------
 Total costs and operating expenses                   25,100     28,600      79,700     85,500
--------------------------------------------------------------------------------------------------
Gross operating loss                                  (1,400)    (4,900)     (6,600)   (10,100)
Exploration expense                                   (1,300)    (2,200)     (3,500)    (3,600)
--------------------------------------------------------------------------------------------------
Loss from operations                                  (2,700)    (7,100)    (10,100)   (13,700)
 Property holding costs                                 (500)         -      (1,300)         -
 Interest expense                                     (2,100)    (2,400)     (6,200)    (7,000)
 Interest income and other                               400      1,300       2,200      2,300
--------------------------------------------------------------------------------------------------
Loss before income taxes and cumulative
 effect of accounting change                          (4,900)    (8,200)    (15,400)   (18,400)
 Income tax benefit                                        -      1,300           -      2,800
--------------------------------------------------------------------------------------------------
Loss before cumulative effect of
 accounting change                                    (4,900)    (6,900)    (15,400)   (15,600)
Cumulative effect of accounting change,
 net of income tax provision of $2,000                     -          -           -      7,500
--------------------------------------------------------------------------------------------------
Net loss                                              (4,900)    (6,900)    (15,400)    (8,100)
Preferred stock dividends                             (1,700)         -      (5,100)         -
--------------------------------------------------------------------------------------------------
Loss attributable to common shares                  $ (6,600)  $ (6,900)   $(20,500)  $ (8,100)
==================================================================================================

Per common share:
 Loss before cumulative
  effect of accounting change                       $   (.08)  $   (.09)   $   (.25)  $   (.21)
 Cumulative effect of
   accounting change                                       -          -           -        .09
--------------------------------------------------------------------------------------------------
Net loss                                            $   (.08)  $   (.09)   $   (.25)  $   (.12)
==================================================================================================

Weighted average common
 shares outstanding                                   86,700     79,400      83,100     78,600
==================================================================================================

       The accompanying notes are an integral part of these statements.

                                AMAX GOLD INC.
                          CONSOLIDATED BALANCE SHEET
           (Dollars in thousands except share and per share amounts)
                                  (Unaudited)


                                                             September 30,   December 31,
                                                                  1995           1994
--------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents                                              $ 10,500       $ 36,700
Inventories                                                         27,800         28,600
Receivables                                                         11,700          2,900
Other                                                                9,900          4,500
--------------------------------------------------------------------------------------------
 Current assets                                                     59,900         72,700

Property, plant and equipment, net                                 440,800        313,300
Other                                                               30,000         17,200
--------------------------------------------------------------------------------------------
 Total assets                                                     $530,700       $403,200
============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, trade                                           $ 14,000       $  4,000
Accounts payable, affiliates                                         2,000            600
Accrued and other current liabilities                               13,800         15,100
Reclamation reserve, current portion                                 3,300          2,000
Current maturities of gold and currency financings                   3,100         23,900
--------------------------------------------------------------------------------------------
Current liabilities                                                 36,200         45,600

Long-term portion of gold and currency financings                  158,700         83,200
Reclamation reserve, noncurrent portion                             11,500         11,100
Deferred income taxes                                               10,000         10,000
Other                                                                7,900          7,800
--------------------------------------------------------------------------------------------
 Total liabilities                                                 224,300        157,700

Commitments and contingencies                                            -              -

Shareholders' equity:
 Preferred stock, par value $1.00 per share, authorized
  10,000,000 shares, of which 2,000,000 shares have been
  designated as Series A Convertible Preferred Stock, no
  shares issued and outstanding and 1,840,000 shares have
  been designated as Series B Convertible Preferred Stock,
  issued and outstanding 1,840,000                                   1,800          1,800
 Common stock, par value $.01 per share, authorized
  200,000,000 shares, issued and outstanding 96,402,161
  shares in 1995 and 81,267,708 shares in 1994                       1,000            800
Paid-in capital                                                    339,600        258,400
Accumulated deficit                                                (36,000)       (15,500)
Common stock in treasury, at cost (1,991 shares in 1994)                 -              -
--------------------------------------------------------------------------------------------
 Total shareholders' equity                                        306,400        245,500
--------------------------------------------------------------------------------------------
 Total liabilities and shareholders' equity                       $530,700       $403,200
============================================================================================

       The accompanying notes are an integral part of these statements.

                                AMAX GOLD INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                      Nine Months Ended
                                                         September 30,
--------------------------------------------------------------------------
                                                       1995        1994
--------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net loss                                          $ (15,400)  $ (8,100)
  Adjustments to reconcile net loss to
  cash provided by operating activities:
   Depreciation and depletion                          16,300     19,100
   Increase in reclamation reserves                     1,700      1,800
   Cumulative effect of accounting change                   -     (7,500)
   Decrease in deferred income taxes                        -     (1,900)
   Other                                               (1,000)      (800)
   Decrease (increase) in working capital items        (6,900)       900
--------------------------------------------------------------------------
Net cash provided (used) by operating activities       (5,300)     3,500
--------------------------------------------------------------------------
Investing Activities
  Capital expenditures                               (138,000)   (12,000)
  Loan to joint venture partner                       (10,000)         -
  Proceeds from repayment of loans                      1,200          -
  Other                                                     -     (1,200)
--------------------------------------------------------------------------
Net cash used by investing activities                (146,800)   (13,200)
--------------------------------------------------------------------------
Financing Activities
  Issuance of common stock to Cyprus Amax              80,800          -
  Proceeds from financings                             67,900     72,200
  Repayments of financings                            (13,200)   (84,400)
  Deferred financing costs                             (4,500)    (2,200)
  Cash dividends paid                                  (5,100)         -
  Net proceeds from sale of preferred stock                 -     88,300
  Other                                                     -     (4,300)
--------------------------------------------------------------------------
Net cash provided by financing activities             125,900     69,600
--------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents       (26,200)    59,900
Cash and equivalents at January 1                      36,700      7,500
--------------------------------------------------------------------------
Cash and equivalents at September 30                $  10,500   $ 67,400
==========================================================================



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

As discussed in Notes 1 and 5 to the Company's 1994 financial statements, the Company changed its method of accounting for the costs of ore loaded on heap leach pads to record such costs as work-in-process inventory. Previously the Company had expensed these costs as incurred. Accordingly, all of the 1994 periods were restated to reflect the adoption of this policy as of January 1, 1994 and the Company recognized a $7.5 million benefit (net of an income tax provision of $2.0 million) relating to the cumulative effect of the accounting change for periods prior to 1994.

2.   RESTRICTED CURRENT ASSETS

The proceeds received from the gold loan described in Note 4 and an equity contribution made by the Company to Compania Minera Maricunga, the joint venture company developing the Refugio project, are restricted for development of the Refugio project. At September 30, 1995, $11.4 million is restricted.

3.   INVENTORIES

Inventories consist of the following (in millions):

                                               September 30,     December 31,
                                                   1995              1994
--------------------------------------------------------------------------------
Precious metals refined and in-process           $  22.7          $  21.8
Materials and supplies                               5.1              6.8
--------------------------------------------------------------------------------
                                                 $  27.8          $  28.6
================================================================================

4.   GOLD AND CURRENCY FINANCINGS

The following table summarizes the Company's outstanding debt at September 30, 1995 (in millions):

                                               Current    Noncurrent    Total
--------------------------------------------------------------------------------
    Gold loans                                  $    -      $ 42.5      $ 42.5
    Gold leases                                      -        24.0        24.0
    Currency borrowings                            3.1        87.2        90.3
    Borrowings from Cyprus Amax                      -         5.0         5.0
--------------------------------------------------------------------------------
                                                $  3.1      $158.7      $161.8
================================================================================

In February 1995, Compania Minera Maricunga borrowed $85 million denominated in gold under the Refugio financing arrangement with a group of banks. The Company's 50 percent share is 111,842 ounces at $380 per ounce. The Company has entered into various hedging transactions to generate additional revenues associated with these borrowed ounces. Such additional revenues, $8 per ounce at September 30, 1995, will be recognized as loan repayments are made.

During the third quarter of 1995, Cyprus Amax converted $80 million borrowed under a convertible line of credit and $.8 million of related interest into common stock of the Company. As a result of the conversion, approximately 15 million additional common shares were issued and the line of credit was terminated. Cyprus Amax ownership in the Company has increased to approximately 51 percent as a result of the conversion.

In October 1995, the Company finalized a loan agreement for $250 million ("the Fort Knox Loan") to be used for construction of the Fort Knox project and repayment of certain existing indebtedness. The loan is a six year term loan with repayments beginning in 1997 and up to $125 million can be drawn in gold. The loan is collateralized by the assets and production of the Fort Knox and Hayden Hill properties and the stock of the subsidiaries owning the Guanaco and Sleeper properties. The loan agreement places restrictions on proceeds of future equity offerings and borrowing, restricts dividends and requires the Company to maintain certain net worth and cash flow ratios. In addition, the Company is required to maintain gold reserve minimums and to hedge a portion of future production in order to obtain specified cash flows. Interest on the loan will be calculated at LIBOR for any dollar portion and at the bank's gold base rate for any gold portion, plus 2.25 percent or 2.00 percent during certain intervals during the construction phase or plus 1.75 percent after certain completion tests are passed. The Company has entered into various hedging transactions to generate additional revenues in anticipation of the portion of the loan to be drawn in gold. Such additional revenues, $2 per ounce at September 30, 1995, will be recognized as loan repayments are made.

In conjunction with the Fort Knox development, the Company borrowed $50 million under a bridge loan facility, which was repaid from proceeds of the Fort Knox Loan. Approximately $86 million of other currency borrowings and gold leases being repaid during the fourth quarter of 1995 have been classified as long-term at September 30, 1995.

In June 1995, the shareholders of the Company approved an extension to December 31, 2001 from April 30, 1997 of a $100 million convertible line of credit from Cyprus Amax. At September 30, 1995, $5 million was outstanding under the $100 million line of credit. Of the $95 million available under the convertible line of credit, $25 million has been designated as support for the Refugio Loan and $70 million as support for the Fort Knox Loan. Upon physical and economic completion of Refugio, that portion designated as support for the Refugio loan will be designated as support for the Fort Knox loan.

5.   HEDGE CONTRACTS

As of September 30, 1995, the Company's outstanding hedge contracts are as follows:

                                               Average
                                   Gold         Price
                                  Ounces      Per Ounce               Period
-----------------------------------------------------------------------------------------
Forward sales contracts/(1)/      257,150       $430         October 1995 - December 1995
Option contracts:
 Purchased put and
  compound options              1,016,000       $420         October 1995 - December 2001
 Sold put options                 166,700       $380         October 1995 - March 1996
 Purchased call options           424,800       $424         October 1995 - December 1997
 Sold call options                451,200       $426         October 1995 - December 1996

/(1)/Represents the net forward sales position which was made primarily on a spot deferred forward basis which allows the Company to defer the delivery of gold ounces to a later date at a renegotiated gold price.

The market value of the Company's forward contracts, put and call options and compound options at September 30, 1995 was approximately $17.8 million. Future market valuations for these contracts are dependent on gold market prices, option volatility and interest rates, which can vary significantly. These contracts will be utilized in the future to hedge against declines in gold market prices for the Company's future gold production while maintaining benefits in the event of higher gold market prices.

Interest rate hedge contracts entered into by the Company consist of interest rate swap options and cap agreements to reduce the impact of changes in interest rates on its financing facilities. At September 30, 1995, the Company had purchased interest rate swap options with the right to pay a fixed rate of 6.71 percent at an average term of 4.1 years on a principal amount of $130 million and sold interest rate swap options with the obligation to pay a fixed rate of
5.90 percent at an average term of 3.6 years on a principal amount of $140 million. Any gains or losses which are realized on these contracts will be amortized over the life of the related loan agreement.

6.   ACQUISITION OF KUBAKA

During October 1995, the Company announced it will acquire, subject to certain conditions, from Cyprus Amax its 50 percent interest in the Kubaka gold project, located in the Magadan Region of the Russian Federation. The remaining 50% interest is held by various Russian entities. The Kubaka project has proven and probable reserves of approximately 2.5 million ounces of gold. The Company's share will be 50 percent or 1.25 million ounces.

Additional gold and silver deposits, not classified as reserves, are included in the acquisition.

The $95 million purchase price will be paid in the Company's common stock with
11.8 million shares at closing and 4.2 million shares upon commencement of commercial production. The common stock issuable has been valued at $5.9375 per share, the average closing price for the ten trading days preceding the public announcement of the agreement. In addition, the Company will pay $10 per ounce of the Company's pro rata share of any new proven and probable gold reserves in the event the Company acquires the right to mine other deposits in the Russian Federation.

The Kubaka project is expected to commence commercial production in the first quarter of 1997 at a capital cost of $180 million. The project has been funded to date through $80 million of equity contributions from the partners pro rata to their ownership interests. Project financing of $100 million is being provided by the European Bank for Reconstruction and Development and the U.S. Overseas Private Investment Corporation. Cyprus Amax has provided a completion guaranty of the financing which will remain in place until the project meets certain completion tests.

7.   COMMITMENTS AND CONTINGENCIES

Reclamation, site restoration and closure costs are accrued on a units-of-production basis using estimates based upon current federal, state and Chilean laws and regulations governing the protection of the environment. At September 30, 1995, the Company had accrued $14.8 million for such costs. These laws and regulations are continually changing and generally becoming more restrictive. Any changes in these laws and regulations could impact future estimated reclamation costs. Total reclamation costs for the Company at the end of the current operating mine lives are estimated to be approximately $18 million.

Corrective actions relating to a Clean-up and Abatement Order for water permit violations at the Hayden Hill mine were substantially completed during October 1995 at a cost of approximately $2.6 million. Additional work to bring the property into full compliance with water quality permits, consisting of revegetation, will be performed as weather permits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

The following table sets forth the Company's gold production, production costs, ounces of gold sold and average realized prices for the periods indicated.

                                          Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
---------------------------------------------------------------------------------------------
                                            1995        1994/(3)/     1995        1994/(3)/
=============================================================================================
GUANACO MINE:
 Ounces of gold produced                   18,024      10,676         55,462      41,561
 Average cost per ounce produced:
  Cash production cost/(1)/               $   355    $    503       $    349    $    404
  Depreciation and depletion                  149         149            148         146
---------------------------------------------------------------------------------------------
   Total production cost                  $   504    $    652       $    497    $    550
---------------------------------------------------------------------------------------------
HAYDEN HILL MINE:
 Ounces of gold produced                   23,289      17,714         59,906      51,064
 Average cost per ounce produced:
  Cash production cost/(1)/               $   235    $    376       $    284    $    397
  Depreciation and depletion                   87         105             87         105
---------------------------------------------------------------------------------------------
   Total production cost                  $   322    $    481       $    371    $    502
---------------------------------------------------------------------------------------------
SLEEPER MINE:
 Ounces of gold produced                   20,180      24,161         61,176      82,562
 Average cost per ounce produced:
  Cash production cost/(1)/               $   350    $    308       $    353    $    267
  Depreciation and depletion                   50          92             50          92
---------------------------------------------------------------------------------------------
   Total production cost                  $   400    $    400       $    403    $    359
---------------------------------------------------------------------------------------------
WIND MOUNTAIN MINE:
 Ounces of gold produced                    1,242       2,549          4,296       9,140
 Average cost per ounce produced:
  Cash production cost/(1)/               $   216    $    152       $    221    $    157
  Depreciation and depletion                    -           -              -           -
---------------------------------------------------------------------------------------------
   Total production cost                  $   216    $    152       $    221    $    157
---------------------------------------------------------------------------------------------
TOTAL:
 Ounces of gold produced                   62,735      55,100        180,840     184,327
 Average cost per ounce produced:/(2)/
  Cash production cost/(1)/               $   306    $    360       $    326    $    329
  Depreciation and depletion/(2)/              91         103             91         104
---------------------------------------------------------------------------------------------
   Total production cost                  $   397    $    463       $    417    $    433
=============================================================================================

 Ounces of gold sold                       58,485      59,289        180,301     188,039
 Average price per ounce sold             $   405    $    400       $    406    $    401
=============================================================================================

/(1)/ Cash production costs include all operating costs at the mine sites, including overhead, and, where applicable, Nevada net proceeds tax, royalties and credits for silver by-products.

/(2)/ Average costs weighted by ounces of gold produced at each mine.

/(3)/ Restated for a fourth quarter 1994 change in the method of accounting for heap leach inventory, retroactive to January 1, 1994.

RESULTS OF OPERATIONS

The Company recognized a net loss of $4.9 million before dividends of $1.7 million on preferred stock for the third quarter of 1995 compared to a net loss of $6.9 million during the third quarter of 1994. For the first nine months of 1995, the Company recognized a net loss of $15.4 million before dividends of $5.1 million on preferred stock, compared to a net loss of $8.1 million for the first nine months of 1994. The first nine months of 1994 include an after tax gain of $7.5 million relating to the cumulative effect of a change in accounting for leach pad inventory. The third quarter and first nine months of 1994 also include an income tax benefit of $1.3 and $2.8 million, respectively, which resulted from the drawdown of deferred federal tax liabilities. Results in 1995 do not include any tax benefit because the Company is not assured of utilizing tax loss carryforwards in future periods.

Revenues for the third quarter of 1995 were the same as revenues in the third quarter of 1994. Revenues for the first nine months of 1995 decreased by 3 percent compared to the first nine months of 1994. The decrease during the first nine months of 1995 is the result of lower sales volumes somewhat offset by higher realized gold prices. The lower sales volume is primarily the result of lower production at Sleeper which is nearing the end of its mine life.

The Company realized an average selling price of $405 per ounce for the third quarter of 1995 and $406 per ounce for the first nine months of 1995. This compares to an average selling price of $400 per ounce for the third quarter of 1994 and $401 per ounce for the first nine months of 1994. Average realized prices include hedging benefits from closing forward sales contracts and gold options at prices above market. The average COMEX gold price for the first nine months of 1995 and 1994 was $384 per ounce.

Costs of sales decreased by 16 percent for the third quarter of 1995 compared to the third quarter of 1994. For the first nine months of 1995, cost of sales were 6 percent lower than the first nine months of 1994. On a per ounce sold basis, cash production costs were $304 and $323, respectively, for the third quarter and the first nine months of 1995. This compares to $359 for the third quarter of 1994 and $327 for the first nine months of 1994.

Cash production costs per ounce were significantly lower for the third quarter of 1995 compared to the third quarter of 1994 while the first nine months of 1995 cash production costs per ounce were approximately the same as for the first nine months of 1994. The decrease for the third quarter of 1995 was the result of higher production and lower operating costs at Hayden Hill and higher production at Guanaco.

At Hayden Hill, production increased by 31 percent during the third quarter of 1995 compared to the third quarter of 1994 resulting from processing of higher ore grades which increased to .025 ounces per ton during the third quarter of 1995 from .017 ounces per ton during the third quarter of 1994. Processing higher grade ore is expected to continue through the remainder of 1995. Operating costs at Hayden Hill decreased by 10 percent during the third quarter of 1995 compared to the third quarter of 1994, primarily as a result of lower mining costs due to utilization of existing ore stockpiles, higher silver credits resulting from the processing of higher grade silver bearing ore, and reduced overhead spending. At Guanaco, production increased by 69 percent during the third quarter of 1995 compared to the third quarter of 1994. This production increase resulted from the processing of higher ore grades which increased to .071 ounces per ton during the third quarter of 1995 from .040 ounces per ton during the third quarter of 1994. Ore grades at Guanaco are expected to decline to approximately .040 ounces per ton for the remainder of 1995. The production increase at Guanaco was achieved despite lower crusher throughput. Performance at Guanaco continues to be disappointing and the Company is currently seeking ways to improve efficiency, including increasing reserves, decreasing costs and optimizing mine planning.

The lower cash production costs per ounce at Hayden Hill and Guanaco for the third quarter of 1995 compared to the third quarter of 1994 were somewhat offset by higher cash production costs per ounce at Sleeper. Production at Sleeper decreased by 16 percent during the third quarter of 1995 compared to the third quarter of 1994. This production decrease resulted from lower recoveries of mill ore processed and lower volumes of leach ore available for processing. Fluctuations in ore grades, recovery rates and resulting production are expected as Sleeper nears the end of its mine life.

For the first nine months of 1995, production increases at Hayden Hill and Guanaco were offset by a production decrease at Sleeper when compared to the first nine months of 1994. The production increases for Hayden Hill and Guanaco resulted from the processing of higher grade ores while the production decrease at Sleeper resulted from processing lower grade mill ore and lower mill recovery rates.

Depreciation and depletion decreased by $0.1 million during the third quarter of 1995 compared to the third quarter of 1994. This decrease occurred despite an increase in production during the third quarter of 1995 compared to the third quarter of 1994 and is the result of lower depletion rates at Sleeper and Hayden Hill. The rate at Sleeper is lower during 1995 since the number of ounces expected to be produced over the remaining life of the property has increased. The Hayden Hill rate declined during 1995 because estimates of capital expenditures required to produce the remaining ounces have decreased. These reductions were somewhat offset by the effects of increased production from Guanaco which has a higher depreciation rate. Depreciation and depletion decreased by $2.8 million during the first nine months of 1995 compared to the first nine months of 1994. This decrease is primarily attributable to lower depletion rates at Sleeper and Hayden Hill.

Exploration expense decreased by $0.9 million for the third quarter of 1995 compared to the third quarter of 1994. The primary reason for the decrease in 1995 was a decrease in exploration activity at the Cerro Quema property in Panama, an advanced stage exploration project which the Company had an option to purchase from Cyprus Amax. During the third quarter of 1995, the Company decided not to purchase the Cerro Quema property. Exploration expense for the first nine months of 1995 was approximately the same as the first nine months of 1994.

Property holding costs relate to the Company's 62.5 percent joint venture interest in the Haile gold property. As a result of a dispute with the joint venture partners, since April 1995 the Company has been paying 100% of the property holding costs at Haile. During 1994 property holding costs were capitalized as part of the Company's investment. In 1995, costs are being expensed.

Interest expense was $0.3 million and $0.8 million lower during the third quarter and first nine months of 1995 compared to the third quarter and first nine months of 1994. Decreases occurred in spite of higher interest costs resulting from increased debt, which were more than offset by capitalized interest on the Fort Knox and Refugio projects which are presently under construction.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $23.7 million at September 30, 1995 compared to $27.1 million at December 31, 1994. During the first nine months of 1995, the Company had negative cash flow from operations of $5.3 million compared to cash generated from operations of $3.5 million during the first nine months of 1994. Lower revenues and an increase in working capital items during 1995 are the primary reasons for the decrease in cash generated from operations. The majority of the increase in working capital items resulted from increases in the Company's share of refundable value added taxes of $8.7 million from the Chilean government for expenditures incurred on the Refugio project. A significant portion of these taxes were recovered in October 1995.

Cash used for investing activities was $146.8 million for the first nine months of 1995 compared to $13.2 million for the first nine months of 1994. The increase in 1995 is the result of development expenditures at the Fort Knox and Refugio projects which totaled $132 million for the first nine months of 1995. Additionally, pursuant to terms of the acquisition of the Company's interest in the Refugio project, the Company loaned $10 million to its joint venture partner to be held in escrow to support the partner's loan guarantee.

Net financing activities generated cash of $125.9 million for the first nine months of 1995. During the first nine months, the joint venture company developing the Refugio project borrowed $85 million drawn in gold under a project financing arrangement with a group of banks. The Company is severally liable until completion of the project for its 50 percent share. During the third quarter of 1995, Cyprus Amax elected to convert the outstanding $80 million plus interest under a convertible line of credit into approximately 15 million shares of common stock of the Company. During October of 1995, the Company closed on a $250 million commercial financing for Fort Knox. The Company borrowed $20 million under a related bridge financing arrangement during September of 1995 and an additional $30 million during October of 1995 which were repaid with proceeds from the Fort Knox financing during the fourth quarter of 1995. In addition, in June 1995 the Company borrowed $5 million under a $100 million line of credit from Cyprus Amax. The Company paid dividends to Preferred Stock shareholders totaling $1.875 per preferred share during the first nine months of 1995.

Capital expenditures for 1995 are expected to be approximately $205 million including $142 million at Fort Knox, $55 million for the Company's share at Refugio and $8 million at operating properties. As discussed above, funding for Refugio was obtained during the first quarter of 1995 and the Company closed on a $250 million commercial financing for Fort Knox during October 1995. The Company is paying down outstanding loans approximating $86 million during the fourth quarter of 1995 with a portion of the Fort Knox financing.

Cash flows from operations for the remainder of 1995 are expected to be sufficient to fund operating and administrative expenses, exploration expenditures and interest payments on outstanding debt. With the finalization of the Refugio financing and the drawdown of a portion of the Fort Knox financing during the fourth quarter of 1995 the Company is expected to be able to satisfy its 1995 capital and debt service requirements. Additional funding, if any, which may be required during 1996 will need to be met by equity or debt financing.

As discussed in Note 6 of Item 1, the Company has agreed with Cyprus Amax to acquire its 50% interest in the Kubaka gold project, subject to certain conditions. Because the purchase price is payable with Company common stock, the equity funding has been provided by the partners and financing has been arranged by Cyprus Amax to complete construction, the Company does not anticipate any significant funding requirements related to this project.

                          PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          On October 20, 1995, a purported derivative action was filed in the Court of Chancery of Delaware on behalf of a purported stockholder of the Company entitled Harbor Finance Partners v. Allen Born et.al. and v. Amax Gold, Inc., as nominal defendant, C.A. No. 14637, with respect to the proposed Kubaka a transaction. The complaint alleges that the individual defendants have breached their fiduciary duty in connection with the sale of Cyprus Magadan to Amax Gold, that the price to be paid for Cyprus Magadan substantially exceeds its fair market value in an arms-length transaction, and that by agreeing to the transaction, defendants have wrongfully enabled Cyprus Amax to increase its control over the Company and have caused the Company to waste its assets. The complaint seeks, among other things, rescission of the proposed transaction and damages in an unspecified amount. The Company believes that the complaint is without merit and intends to defend the matter vigorously.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A) Exhibits

              Exhibit Number                     Exhibit
              --------------                     -------

                  (10.1) Stock Issuance Agreement, dated October 29, 1995, between Cyprus Amax and the Company

                  (10.2) Fort Knox Loan Agreement, dated September 31, 1995, between a group of banks and the Company

                  (10.3) DOCLOC Support Agreement, dated November 3, 1995, among the banks party to the Fort Knox Loan, the Company and Cyprus Amax

                  (27)        Financial Data Schedule


          (B) Reports on Form 8-K

              (1) Dated October 17, 1995, reporting that the Company will acquire, subject to certain conditions, from Cyprus Amax its 50% interest in the Kubaka gold project, located in the Magadan region of the Russian Federation.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  AMAX GOLD INC.



                                  By /s/ David L. Mueller
                                     -------------------------------------------
                                     David L. Mueller
                                     Vice President and Controller
                                     (principal accounting officer)



Dated: November 7, 1995

                                 EXHIBIT INDEX

              Exhibit Number                     Exhibit
              --------------                     -------

                  (10.1) Stock Issuance Agreement, dated October 29, 1995, between Cyprus Amax and the Company

                  (10.2) Fort Knox Loan Agreement, dated September 31, 1995, between a group of banks and the Company

                  (10.3) DOCLOC Support Agreement, dated November 3, 1995, among the banks party to the Fort Knox Loan, the Company and Cyprus Amax

                  (27)        Financial Data Schedule