Form 10-K
period 1995-12-31
AMAX GOLD INC
filed 1996-03-29
CIK 814577

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                to
                                     --------------    --------------

                       Commission file number 1-9620

                              AMAX GOLD INC.
          (Exact name of registrant as specified in its charter)

             DELAWARE                            06-1199974
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)

     9100 EAST MINERAL CIRCLE                       80112
       ENGLEWOOD, COLORADO                        (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (303) 643-5500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

============================================================================================================================
                  Title of each class                                       Name of each exchange on which registered
----------------------------------------------------------------------------------------------------------------------------
Common Stock, $0.01 par value (96,449,978 shares                  New York Stock Exchange, Inc.
outstanding at March 26, 1996)                                    The Toronto Stock Exchange
                                                                  New York Stock Exchange, Inc.
$3.75 Series B Convertible Preferred Stock, $1.00 par
value (1,840,000 shares outstanding
at March 26, 1996)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X   No
                               ------   ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ______

The aggregate market value of voting stock held by non-affiliates at the closing price of $7-1/8 on March 26, 1996, was approximately $334,500,000.

Portions of the following document are incorporated by reference into this Form 10-K: registrant's definitive Proxy Statement for the 1996 annual meeting of stockholders to be filed within 120 days of the end of the fiscal year.
                                PART I

                ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

Amax Gold Inc. ("Amax Gold" or the "Company") and its subsidiaries are engaged in the mining and processing of gold and silver ore and in the exploration for, and acquisition and development of, gold-bearing properties, principally in North and South America and Russia. The Company's share of production from its operating properties in the United States and Chile totalled 238,255 ounces during 1995, and its share of reserves as of December 31, 1995 in all its properties totalled approximately 242 million tons of ore reserves with an average grade of 0.029 ounces of gold per ton, with 7.0 million contained ounces of gold. The Company has agreed to acquire, subject to certain conditions, from Cyprus Amax Minerals Company ("Cyprus Amax") the Kubaka gold project in the Russian Federation with 2.7 million tons of ore reserves with an average grade of 0.460 ounces of gold per ton, with 1.25 million contained ounces. The Company expects to complete the acquisition of the Kubaka project mid-1996.

The Company was incorporated in Delaware in 1987 and reincorporated in 1995. Cyprus Amax owns approximately 51.2 percent of the Company's outstanding common stock and has the right to acquire additional shares in connection with the Kubaka acquisition and under certain financing arrangements.

The Company's operating properties consist of a 50 percent interest in the Refugio Mine in Chile; a 90 percent interest in the Guanaco Mine in Chile; a 100 percent interest in the Hayden Hill Mine in Lassen County, California; a 100 percent interest in the Sleeper Mine in Humboldt County, Nevada; and a 100 percent interest in the Wind Mountain Mine in Washoe County, Nevada. In addition, the Company owns a 100 percent interest in the Fort Knox Project near Fairbanks, Alaska; and a 62.5 percent joint venture interest in the Haile Project in Lancaster County, South Carolina. The Company has agreed to acquire an indirect 50 percent interest in the Kubaka Project in far eastern Russia. The location of Amax Gold's operations and properties is shown on the map on page 2, and a description of operations and properties is set forth below.

Unless otherwise indicated, the term "reserves" when used herein refers to proven and probable reserves, and all reserve information is given as of December 31, 1995. Except as otherwise noted, references to "tons" and "ounces" are to short tons of 2,000 pounds and to troy ounces of 31.103 grams, respectively. Production is defined as gold or silver produced in the form of dore plus any inventory in mill carbon circuits. Tons mined include removal of waste required to access ore. Cash production costs include all operating costs at the mine site, including overhead, proceeds taxes and royalties, and are net of credits for silver by-product.

All of the Company's operating properties are open pit mines. Except for mining equipment owned by contract miners at Guanaco and Refugio, the Company owns its mining and processing equipment, which is maintained in good operating condition. Ore is processed by milling or heap leaching. Milling is the traditional process for recovering gold from ore. After ore is crushed, the gold and silver are concentrated and then smelted into dore which is shipped to refiners for further processing. The milling process is typically used for higher recovery oxide and sulfide ores.

Heap leaching is a lower cost processing method principally applied to oxidized ores. The heap leach recovery rate is generally lower than for milling. In the heap leaching process, crushed and/or run-of-mine ore is loaded onto impermeable leach pads. The ore is irrigated with a weak cyanide solution which penetrates the ore, dissolving the gold and silver. The pregnant solution is collected and pumped through activated carbon or a Merrill Crowe zinc precipitation plant to remove the metals from the solution. After the gold and silver is stripped from the carbon or processed from the zinc precipitate, it is smelted into dore which is shipped to refiners for final processing.

The terms Amax Gold and the Company when used herein may refer collectively to Amax Gold Inc. and its subsidiaries or to one or more of them depending on the context.

[MAP OF THE WORLD INDICATING THE LOCATIONS OF THE COMPANY'S OPERATING MINES, DEVELOPMENT PROPERTIES AND EXPLORATION PROJECTS.]

REFUGIO MINE

In January 1993 the Company acquired a 50 percent interest in the Refugio Mine, consisting of three gold deposits located in the Maricunga Mining District in central Chile, approximately 75 miles east of Copiapo. The property, situated between 13,800 feet and 14,800 feet above sea level, is held by Compania Minera Maricunga ("CMM"), a Chilean contractual mining company indirectly owned 50 percent by the Company and 50 percent by Bema Gold Corporation, a publicly traded company based in Vancouver, British Columbia.

Operations. Construction of the Refugio Mine was substantially completed by year-end 1995 with the development of an open pit mine and a three stage crushing and heap leach operation capable of processing 33,000 tons of ore per day, or 11.9 million tons per year. Production is expected to commence in April 1996. Carbon adsorption, stripping and electrowinning are being used to recover gold from the leach solutions. Electrowon cathodes will be smelted to dore bars for shipment. The mine and plant are designed to produce an estimated 200,000 to 250,000 ounces of gold per year of which the Company's share would be 50 percent. Facilities include a permanent camp with access to the site from Copiapo provided by existing roads. Power is supplied by on-site diesel powered generators. Water extraction rights expected to be sufficient to supply the mine are owned by CMM.

Property Position. The Refugio property position comprises approximately 14,500 acres, consisting of mineral rights, surface rights and water rights sufficient to allow development of the project. The principal ore deposit is held by mining claims which are owned by CMM. Essentially all of the mineral rights surrounding the claims are held by a joint venture formed by Bema and the former owner of the Refugio claims. CMM has agreements in place with this joint venture that will allow CMM to mine any extensions of major ore deposits found on CMM property that extend onto surrounding mineral rights and to use the surrounding areas for project needs. CMM owns or controls surface rights covering the known mineralization and the mining operation under two leases from the Chilean Army which expire in 2001 and 2005 and may be extended for an additional ten years.

The Company, through its 50 percent ownership of CMM, is responsible for payment of a net smelter return royalty to the former owners of the Refugio property that is expected to average 2.5 percent of the Company's share of production from the currently defined ore reserves. An additional sliding scale net smelter return royalty related to net profits and ranging from 2.5 to 5 percent is payable on the Company's share of any production in excess of current reserves.

Geology and Ore Reserves. The Refugio property encompasses the Verde, Pancho and Guanaco gold deposits, which are disseminated gold porphyry deposits containing minor amounts of copper. Gold mineralization is contained within a strong stockwork system hosted by silicified intrusive rocks. The Verde deposit contains all the current reserves and consists of oxide, mixed and unoxidized ore types. It is open at depth and additional exploration potential also exists in the Guanaco and Pancho deposits. The Refugio property lies at the southern end of a 90 mile long belt of late volcanic origin that contains a number of large disseminated gold-silver deposits. The following table sets forth the proven and probable reserves in the Verde deposit.

                             Refugio Mine
         Proven and Probable Ore Reserves in the Verde Deposit
                        As of December 31, 1995

                                                                                       Gold Content
                                                                                         (000 oz.)
                                                                   Gold          ------------------------
                                                     Tons       Avg. Grade                 The Company's
                                                     (000)       (oz./ton)        Total      50% Share
----------------------------------------------------------------------------------------------------------------
Heap Leach Ore                                      117,976         0.029          3,343        1,672
----------------------------------------------------------------------------------------------------------------


The year-end 1995 Refugio reserves were calculated by the CMM staff from year-end 1994 reserves incorporating new development drill data, a multiple indicator kriging program and a revised mine plan. The cutoff grade for the pit design was based on a $375 per ounce gold price while the cutoff grade for ore within the pit was based on a $400 per ounce gold price. The Company expects the average ultimate recovery rate from the total ore body using the heap leach process to be approximately 66 percent depending upon the type of ore.

GUANACO MINE

The Company owns a 90 percent interest in and operates the Guanaco Mine, located in the Guanaco Mining District in northern Chile approximately 145 miles southeast of Antofagasta, Chile. Under existing shareholder arrangements, the Company receives 100 percent of production until certain conditions are met. Management currently does not believe these conditions will be met; therefore, 100 percent of Guanaco's reserves have been included in the Company's reserve table.

Operations. The operation consists of an open pit mine, heap leach facilities capable of processing up to 2.4 million tons of ore per year and permanent camp facilities. The facility includes three stages of crushing, permanent pad heap leaching and Merrill Crowe zinc precipitation of gold. The Company has retained an experienced mining contractor with its own equipment to drill, blast, load and transport all ore and waste. Access to the mine from Antofagasta is provided by the Pan American Highway (approximately 120 miles south) and a gravel surface road (approximately 25 miles east). Power is supplied by an on-site power plant. The water supply for mine operations comes primarily from nearby wells and from nearby surface springs which also provide potable water.

The Guanaco Mine began production in April 1993. Production was hampered in 1993 by ordinary start-up delays and initial crusher throughput problems and in 1994 by process water shortages which were resolved in the fourth quarter of 1994. During 1995, despite continued problems with crusher throughput, production at Guanaco increased primarily due to higher grades and recoveries. Management is implementing further operational efficiencies and cash production costs are expected to decrease as a result.

The following table presents operating data for the Guanaco Mine for the years ended December 31, 1995 and 1994 and the period from commencement of production in April 1993 through December 31, 1993.

                             Guanaco Mine
                            Operating Data

                                                                1995           1994           1993
--------------------------------------------------------------------------------------------------------
Tons mined                                                  13,389,543     12,699,988      9,547,075
Tons of ore to heap leach                                    2,030,848      2,172,746      1,460,427
Average grade to heap leach (oz. per ton)                        0.063          0.050          0.055
Heap leach recovery rate (%)                                     55.30          53.20          36.40

Ounces of gold produced                                         70,850         57,675         29,862
Ounces of silver produced                                      268,066        295,940        136,687

Cost per ounce of gold produced:
 Cash production costs<F1>                                        $375           $420           $664
 Depreciation and depletion                                        151            147            142
--------------------------------------------------------------------------------------------------------

   Total production costs                                         $526           $567           $806
--------------------------------------------------------------------------------------------------------

<F1> During 1994, the Company changed its method of accounting for ore loaded on heap leach pads, which decreased
     1994 cash production costs at the Guanaco Mine by $65 per ounce.

Property Position. The Guanaco property position is comprised of approximately 25,000 acres consisting of mineral claims leased from Empresa Nacional de Mineria ("ENAMI"), an entity of the Chilean government, and certain other mineral rights. Nearly all of the reserves are located on land covered by the ENAMI lease, which expires in 2006 and may be extended by the Company for additional five-year terms thereafter. The lease is subject to royalties varying with the level of production, with the royalty on gold ranging from a 7 percent gross royalty to a 3 percent gross royalty plus a 2 percent net profits royalty; there is a gross royalty of 2 percent for all other metals. The property remains subject to a 1.1 percent net smelter return royalty to the minority owners for metals other than gold.

Geology and Ore Reserves. The Guanaco deposit contains gold mineralization in steeply dipping vein-like zones within a silicified volcanic host rock. The following table sets forth the proven and probable reserves at the Guanaco Mine.

                             Guanaco Mine
                   Proven and Probable Ore Reserves
                        As of December 31, 1995

                                                                               Gold          Gold
                                                                 Tons       Avg. Grade      Content
                                                                 (000)       (oz./ton)     (000 oz.)
--------------------------------------------------------------------------------------------------------
Heap Leach Ore                                                    4,858        0.078         378<F1>
--------------------------------------------------------------------------------------------------------

<F1> Represents 100 percent of Guanaco's reserves.

Ore reserves for 1995 were calculated by the Company. Revisions to the 1994 Guanaco reserve model were made in order to reconcile the significantly higher grades encountered in production blastholes to those which were forecast. There was an upward adjustment of operating costs in the model to reflect more accurately actual costs in 1995. The pit was designed using a $375 per ounce gold price while ore within the pit was based on a $400 per ounce price. No attempt has been made to quantify a silver reserve, but the current operation is recovering about four times as much silver as gold. Beneath the designed gold pit, there are drill intersections of sulfide copper; however, the intersections are too widely spaced to quantify a resource at this time. The 1995 year-end reserve is based on a revised reserve model with redesigned pits that reconciled 1995 production and used updated operating costs.

HAYDEN HILL MINE

The Company owns 100 percent of the Hayden Hill Mine in Lassen County, California, approximately 120 miles northwest of Reno, Nevada.

Operations. The mine began production in June 1992. Milling operations were discontinued in 1993 due to the lack of an adequate supply of high-grade mill ore and the mine was reconfigured as a heap leach only operation. The Hayden Hill operation is an open pit mine with two pits, heap leach pads and tailings disposal facilities. Access to the mine is provided by a county road that connects to a state highway. Power for operations is purchased from the local rural electric association. Water for mining and processing operations is provided by two wells located in close proximity to the mine. Potable water is supplied by truck.

The following table presents operating data for the Hayden Hill Mine for the years indicated.

                           Hayden Hill Mine
                            Operating Data

                                                                1995           1994           1993
--------------------------------------------------------------------------------------------------------
Tons mined                                                   8,522,982     12,922,500     11,262,609
Tons of ore to heap leach                                    5,538,965      5,132,694      4,993,742
Average grade to heap leach (oz. per ton)                        0.024          0.017          0.017
Heap leach recovery rate (%)                                     60.10          74.10          48.30
Tons of ore milled                                                   -              -        423,884
Average mill-head grade (oz. per ton)                                -              -          0.032
Mill recovery (%)                                                    -              -           90.7

Ounces of gold produced:
 Heap leach                                                     80,031         65,785         41,468
 Mill                                                                -              -         11,570
--------------------------------------------------------------------------------------------------------

   Total                                                        80,031         65,785         53,038
--------------------------------------------------------------------------------------------------------

Ounces of silver produced                                      227,125        137,570        144,438

Cost per ounce of gold produced:
 Cash production costs<F1>                                        $275           $406           $470
 Depreciation and depletion                                         87            105            149
--------------------------------------------------------------------------------------------------------

   Total production costs                                         $362           $511           $619
--------------------------------------------------------------------------------------------------------

<F1> During 1994, the Company changed its method of accounting for ore loaded on heap leach pads, which increased
1994
cash production costs at the Hayden Hill Mine by $39 per ounce.

Property Position. The Company controls approximately 6,300 acres through ownership of federal patented and unpatented mining claims and fee lands and a long-term lease of federal unpatented mining claims, which has an indefinite term. Approximately 75 percent of the current reserves are subject to a gross receipts net smelter return royalty ranging from 2 percent to 5 percent.

Geology and Ore Reserves. The Hayden Hill deposit occurs within a Miocene-aged volcaniclastic sequence, comprised of dacitic tuffs and breccias, lahars and tuffaceous lake bed sediments. At its base, this mine sequence has siltstones which are intercalated with sandstones and some andesites. The dacite breccia overlies the basal units and averages approximately 200 feet thick. The deposit is dominantly hosted by the dacitic breccia and overlying units, which were extensively hydrothermally altered during the mineralizing event. The following table sets forth the proven and probable reserves at the Hayden Hill Mine.

                           Hayden Hill Mine
                   Proven and Probable Ore Reserves
                        As of December 31, 1995

                                                                               Gold          Gold
                                                                 Tons       Avg. Grade      Content
                                                                 (000)       (oz./ton)     (000 oz.)
--------------------------------------------------------------------------------------------------------
Heap Leach Ore                                                   10,202        0.027          273
--------------------------------------------------------------------------------------------------------


Reserves for 1995 were calculated by the Company and are based upon an assumed gold price of $400 per ounce and variable cut-off grades. The net reduction of the Hayden Hill reserves from year-end 1994 to year-end 1995 is 108,000 contained ounces and resulted from 1995 production partially offset by an increase resulting from changes in the modeling procedures for the Providence pit and lower processing costs and changes to the design criteria in the Lookout pit.

SLEEPER MINE

The Sleeper Mine, located in Humboldt County, Nevada approximately 28 miles north of Winnemucca, is 100 percent owned by Amax Gold.

Operations. Gold production in 1996 is expected to decrease from 1995 levels. Mining was completed as planned in the first quarter of 1996. Milling is expected to continue until the third quarter of 1996, and production from residual leaching is expected to continue into 1997. Access to the mine is provided by a gravel road that connects to a paved public highway. Power is purchased from the local rural electric association. Water for mining and processing operations at Sleeper is provided by a well system that dewaters the pits, and potable water is supplied by truck. The operation includes an open pit mine, mill, heap leach pads and tailings disposal facilities.

The following table presents operating data for the Sleeper Mine for the years indicated.

                             Sleeper Mine
                            Operating Data

                                                                1995           1994           1993
--------------------------------------------------------------------------------------------------------
Tons mined                                                  14,467,900     18,639,300     18,608,500
Tons of ore milled                                             857,284        802,534        899,791
Average mill-head grade (oz. per ton)                            0.095          0.110          0.078
Mill recovery rate (%)                                           67.30          80.60          72.70
Tons of ore to heap leach                                    2,779,000      5,012,600      6,327,600
Average grade to heap leach (oz. per ton)                        0.018          0.016          0.019
Heap leach recovery rate (%)                                     55.50          44.90          41.60

Ounces of gold produced
 Mill                                                           54,731         70,750         51,257
 Heap leach                                                     27,331         36,162         48,761
--------------------------------------------------------------------------------------------------------
   Total                                                        82,062        106,912        100,018
--------------------------------------------------------------------------------------------------------
Ounces of silver produced                                       98,694        142,597        254,692
Cost per ounce of gold produced
 Cash production costs<F1>                                        $342           $273            317
 Depreciation and depletion                                         50             92            132
--------------------------------------------------------------------------------------------------------
   Total production costs                                         $392           $365           $449
--------------------------------------------------------------------------------------------------------

<F1>During 1994, the Company changed its method of accounting for ore loaded on heap leach pads, which increased
1994
cash production costs at the Sleeper Mine by $5 per ounce.

Property Position.  The property was discovered by an AMAX Inc.
geologist in 1982 and development of the mine was completed in March 1986. Current facilities occupy approximately 2,000 acres of unpatented mining claims. No royalties are payable on production from the Sleeper Mine.

Geology and Ore Reserves. The Sleeper deposit lies within volcanic rocks believed to have been erupted from a volcanic field of nested calderas. Ore occurs as high-grade veins, breccias, stockworks and as mineralized vein fragments within alluvium. The veins are localized along steeply-dipping fractures and faults. The following table sets forth the proven and probable reserves at the Sleeper Mine.

                             Sleeper Mine
                   Proven and Probable Ore Reserves
                        As of December 31, 1995

                                                                               Gold          Gold
                                                                 Tons       Avg. Grade      Content
                                                                 (000)       (oz./ton)     (000 oz.)
--------------------------------------------------------------------------------------------------------
Mill Ore                                                          607          0.071          43
Heap Leach Ore                                                    260          0.019           5
--------------------------------------------------------------------------------------------------------
Total                                                             867          0.055          48
--------------------------------------------------------------------------------------------------------


Reserves were calculated by the Company and are based upon an assumed gold price of $400 per ounce and a variable cutoff grade. The net reduction of the Sleeper reserves from year-end 1994 to year-end 1995 is 107,000 contained ounces. The reduction from mining and processing was offset by a gain resulting from production experience, increased operating efficiencies and additions to the stockpile. Process recoveries are variable due to grade, oxidation, pyrite and clay, but based on production experience, they are expected to average 44 percent for heap leach ore and 57 percent for mill ore in 1996.

WIND MOUNTAIN MINE

Mining operations at the Company's 100 percent owned Wind Mountain Mine were completed in January 1992. The leach pads have not been irrigated with cyanide solution since the second quarter of 1994, and gold recovery from residual leaching is expected to be completed in the first half of 1996. Reclamation should be completed during 1996.

The following table presents operating data for the Wind Mountain Mine for the years indicated.

                          Wind Mountain Mine
                            Operating Data

                                                                 1995           1994           1993
--------------------------------------------------------------------------------------------------------
Ounces of gold produced                                          5,312         10,513         19,296
Ounces of silver produced                                        7,487         72,609         86,515

Cost per ounce of gold produced:
 Cash production costs                                            $217           $164           $167
 Depreciation and depletion                                          -              -              -
--------------------------------------------------------------------------------------------------------

   Total production costs                                         $217           $164           $167
--------------------------------------------------------------------------------------------------------


FORT KNOX PROJECT

The Company owns a 100 percent interest in the Fort Knox Project, located in the Fairbanks Mining District, 15 miles northeast of Fairbanks, Alaska.

Development. The Fort Knox operation, currently under construction, will include an open pit mine, a conventional 36,000 tons per day (13.1 million tons per year) process plant, a tailings storage facility and a reservoir to supply process water. The process facilities are designed as a zero discharge system. Power is supplied by the public utility serving the area over a distribution line paid for by the Company. Access is provided by paved highway for 21 miles from Fairbanks and then for five miles by unpaved road. The mine and plant are designed to operate year round and to produce approximately 300,000 to 350,000 ounces of gold per year with the higher rates expected during the early years.

Property Position. The Fort Knox Project covers approximately 41,000 acres and consists of two state mining leases, approximately 1,400 state mining claims and seven patented federal mining claims and the mineral rights to 38 patented federal mining claims. The Fort Knox property is held by deeds, mining leases, option agreements and mining claim locations. The leases and option agreements have expiration dates ranging from 1996 to 2014, with provisions for extension in some cases. The current reserve is located on approximately 1,150 acres of land held under a state mining lease which expires in 2014 and may be renewed for a period not to exceed 55 years. This lease is subject to a 3 percent royalty based on net income payable to the State of Alaska. Claims surrounding the current reserve are subject to net smelter return royalties ranging from 3 percent to 6 percent on the state mining claims, and both a 1 percent net smelter return royalty and a 10 percent overriding net profits interest on certain of the patented federal mining claims.

Geology and Ore Reserves. The Fort Knox gold deposit occurs as porphyry-style mineralization of the type usually associated with copper and molybdenum ore bodies. The ore is hosted within the upper margins of a granitic intrusion in a stockwork of small quartz veins and shear zones. The veins and shears are fractions of an inch to 10 inches wide with erratic and widely-spaced distribution. The gold occurs as fine grains of free gold disseminated within and along the margins of the veins and shears. In plan view, the deposit has a dimension of about 4,000 by 2,000 feet, elongated in an east-west direction and extending to depths of 1,000 feet. The geology is relatively simple and the rocks are weakly altered. Grade is usually related to the degree of fracturing and veining of the rocks. Because of the low grade and erratic distribution of gold, the Company plans to mine on a bulk tonnage basis. The following table sets forth the proven and probable reserves for the Fort Knox Project.

                           Fort Knox Project
                   Proven and Probable Ore Reserves
                        As of December 31, 1995

                                                                               Gold          Gold
                                                                 Tons       Avg. Grade      Content
                                                                 (000)       (oz./ton)     (000 oz.)
--------------------------------------------------------------------------------------------------------
Mill Ore                                                        161,835         0.025         4,094
--------------------------------------------------------------------------------------------------------


The current reserve was calculated by the Company. In 1994, Mineral Resources Development, Inc. ("MRDI") made an independent evaluation of this reserve using conditional simulation and found it to be a reasonable estimate of proven and probable reserves. No changes were made in 1995 to the year-end 1994 reserve. Reserves are based upon an assumed gold price of $375 per ounce and a variable cutoff grade. The Company has determined that calculating the reserves at $400 per ounce would not materially change the results. The Company estimates that mill recovery will be approximately 90 percent.

Capital Requirements. Due to difficult site conditions, expanded excavation work and design enhancements, the Company believes that Fort Knox capital costs could exceed its current estimate of $331 million, revised earlier this year from the original $256 million estimate. The Company is reviewing various options to minimize this increase. Current plans project production to commence around the beginning of 1997. Management expects no change in the original estimates of production of 350,000 ounces per year and average cash costs of about $215 per ounce for the first five years. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 to the Company's Consolidated Financial Statements for further discussion.

HAILE PROJECT

The Company owns a 62.5 percent joint venture interest in the Haile Project in Lancaster County, South Carolina. The remaining 37.5 percent interest is owned by Kershaw Gold Company, Inc., a wholly owned subsidiary of Piedmont Mining Company, Inc. ("Piedmont"). The Company is considering various options with respect to its interest in Haile.

Development. Piedmont operated a small-scale gold heap leach operation at the site of the Haile Project until late 1992. Piedmont agreed to indemnify the Company and its affiliates from environmental liabilities arising from matters occurring or existing on the Haile property prior to March 15, 1991 (the date of the option agreement under which the Company acquired its interest in the Project). The Company is involved in a dispute with Piedmont regarding the joint venture agreement. See "Item 3. Legal Proceedings."

Property Position. The Haile Project covers approximately 3,600 acres and consists entirely of fee property which is either owned by the venture participants, leased from third parties under leases that can be extended to 2001 or controlled by purchase agreements. The leased property is burdened by a 4 percent net smelter return royalty.

Geology and Ore Reserves. Ore grade mineralization on the Haile property is generally hosted within silicified and pyritized fine-grained metasedimentary rocks near the folded and faulted contact with overlying volcaniclastic and metavolcanic rocks. Current reserves are contained in four separate deposits. The following table sets forth the proven and probable reserves at the Haile Project.

                             Haile Project
                   Proven and Probable Ore Reserves
                        As of December 31, 1995

                                                                                       Gold Content
                                                                                         (000 oz.)
                                                                   Gold          ------------------------
                                                     Tons       Avg. Grade                 The Company's
                                                     (000)       (oz./ton)        Total     62.5% Share
----------------------------------------------------------------------------------------------------------------
Mill Ore                                             8,736          0.089          780          488
----------------------------------------------------------------------------------------------------------------


The reserves were calculated by the Company and verified by Derry, Michner, Booth & Wahl in its April 1994 audit. No changes were made to reserves during 1995. Pits were designed on the basis of a $375 per ounce gold price while ore within the pits was summarized using a gold price of $400 per ounce. The Company estimates ultimate gold recoveries would range from 65 percent to 85 percent.

KUBAKA PROJECT (ACQUISITION PENDING)

During October 1995, Amax Gold announced that it would acquire, subject to certain conditions, Cyprus Amax's wholly-owned subsidiary, Cyprus Magadan Gold Corporation, which owns a 50 percent interest in Omolon Gold Mining Company ("Omolon"). Omolon is developing the Kubaka Project in the Magadan Oblast of the Russian Federation. The Company's share of proven and probable reserves will be 2.7 million tons with an average grade of 0.460 ounces of gold per ton with 1.25 million contained ounces.

The Kubaka Project is an open pit, mill recovery, gold mining project located in the Magadan Region of the Russian Far East, approximately 200 miles south of the Arctic Circle and 600 miles northeast of the major port city of Magadan. The Kubaka Project's remote location in this sub-Arctic region requires the Company to plan for operations in extreme cold and provision of all services and facilities on site. Engineering for the Project is approximately 95 percent complete and construction of the Project is approximately 32 percent complete. Production is anticipated to commence in early 1997 with anticipated cash costs averaging $184 per ounce.

Omolon holds the license from the Russian government to develop the Kubaka Project and to explore and develop the Evenskoye property, also in the Magadan region (the "Kubaka License"). The Kubaka License is for a period of 18 years, subject to extension of up to an additional two years, and limits the ownership of a foreign party (i.e., the Company) in Omolon to a maximum of 50 percent. The Kubaka License establishes certain production requirements for Kubaka and requires Omolon to complete exploration activities, a feasibility study and its assessment of the reserves at Evenskoye prior to year-end 1998.

Capital Requirements. The Kubaka Project has been funded with $80 million in equity contributions by Cyprus Amax and the Russian partners and $100 million in project financing provided by the European Bank for Reconstruction and Development and the Overseas Private Investment Corporation. The Company currently estimates higher capital costs to complete the Project. These increases reflect a possible delay in start-up and certain higher local costs and contingency provisions. Final project estimates are currently being developed.

EXPLORATION

The Company's primary exploration objective continues to be the acquisition and evaluation of near-surface gold deposits that can be mined by open pit methods.

Pursuant to an Exploration Joint Venture Agreement effective since January 1994, the Company and Cyprus Amax have agreed to pool their efforts for the principal purpose of discovering and developing future gold prospects, with Cyprus Amax providing 75 percent and the Company providing 25 percent of the initial exploration funding for such prospects. A Cyprus Amax subsidiary manages exploration activities, with equal participation by Amax Gold in decisions affecting property acquisition and divestiture. The Agreement will terminate
December 31, 1997 unless extended by mutual agreement. Amax Gold has the first right to acquire any gold property owned by the joint venture and Cyprus Amax has the first right to acquire properties containing deposits of minerals other than gold or silver. During 1995, the joint venture conducted exploration activities in the United States, Canada, Mexico, Panama, Peru, Argentina, Chile, Ghana, Zambia, South Africa, Spain, Russia, China and Australia.

The Company also continued exploration activity on its 100 percent-owned Fort Knox property and its 90 percent-owned Guanaco property as well as on the Robertson property in Nevada, which the Company plans to relinquish. The Company expects to increase its exploration activities in the Russian Federation following the acquisition of Kubaka. Exploration expenditures were $5.9 million in 1995 compared to $6.2 million in 1994. Exploration expenditures for 1996 are expected to be approximately $5.0 million.

GOLD MARKET AND PRICES

Gold has two principal uses: product fabrication and bullion investment. Fabricated gold has a wide variety of end uses, including jewelry manufacture (the largest fabrication component), electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. The Company sells all of its refined gold to banks and other bullion dealers, using a variety of hedging techniques, and substantially all of the Company's 1995 sales were export sales made in Europe.

The profitability of the Company's operations is significantly affected by the market price of gold. The price of gold has fluctuated widely and is affected by numerous factors, including international economic trends, currency exchange fluctuations, expectations for inflation, consumption patterns (such as purchases of gold jewelry and the development of gold coin programs), sales of gold bullion holdings by central banks or other large gold bullion holders or dealers and global and regional political events, particularly in the Middle East and major gold-producing countries such as South Africa and the Commonwealth of Independent States (the former Soviet Union). Gold prices also are affected by worldwide production levels and on occasion have been subject to rapid short-term changes because of market speculation.

The following table sets forth for the years indicated the high and low selling prices of gold, first position, as provided by the Commodity Exchange, Inc. ("COMEX") in New York.

                                                      High             Low
                                                      ----            -----
               Year                                    (dollars per ounce)
               ----                                     -----------------
               1991                                  $403.20        $344.30
               1992                                   359.30         329.70
               1993                                   407.00         326.30
               1994                                   398.00         370.60
               1995                                   395.40         372.20

REFINING, SALES AND HEDGING ACTIVITIES

Refining arrangements are in place with third parties for the Company's production. Because of the availability of refiners other than those with whom such arrangements have been made, the Company believes that no adverse effect would result if any of these arrangements were terminated.

The Company employs a number of hedging techniques with the objective of mitigating the impact of downturns in the gold market and providing adequate cash flow for operations while maintaining significant upside potential in a market upswing. During 1995 and 1994 the Company's hedging efforts resulted in average realized prices of $406 an ounce and $401 an ounce, respectively, compared to the average COMEX price of approximately $384 an ounce for both 1995 and 1994.

AGREEMENTS WITH CYPRUS AMAX

Amax Gold has entered into the following agreements with Cyprus Amax.

Financing Arrangements with Cyprus Amax. As a result of projected cost increases in completing the Fort Knox Project and other projected cash needs in 1996, the Company has renegotiated the $250 million Fort Knox loan. The renegotiated loan agreement reduces the margin over LIBOR or the gold lease rate paid as interest to the banks from 2.25 percent to 0.50 percent and eliminates all financial and most other
covenants of the Company.   As part of the renegotiations, Cyprus Amax
has agreed to guarantee the loan until economic completion, and the Company has agreed not to make additional draws under its $100 million line of credit with Cyprus Amax without the prior consent of Cyprus Amax. In addition, Cyprus Amax has agreed to provide the Company with a demand loan facility to fund additional costs at the Fort Knox Project and for general corporate purposes, with such funding to be provided at the discretion of Cyprus Amax. The Company will pay Cyprus Amax the interest differential and a fee of 2.5% based upon the total financings and guaranties made available. The Company has agreed to reimburse Cyprus Amax for any payments it makes under the guaranty; any reimbursement obligation will be payable to Cyprus Amax on demand and will bear interest at LIBOR plus 3.25 percent. All fees, interest and repayments of advances from Cyprus Amax may be paid by the Company at the election of Cyprus Amax in cash or, following the approval of the Company's stockholders, in the Company's Common Stock valued at the average closing price for the five day period prior to such election.

In April 1994, Cyprus Amax agreed to make loans to the Company under a revolving credit agreement from time to time until December 31, 2001 in an aggregate principal amount not to exceed at any time $100 million. The Company may elect to repay amounts of outstanding indebtedness either by payment in cash or payment in shares of its $2.25 Series A Convertible Preferred Stock and Cyprus Amax may convert any indebtedness into Common Stock of the Company at a stated conversion price.

Pursuant to a subsequent revolving credit agreement, Cyprus Amax provided the Company with an additional $80 million line of credit under which any indebtedness could be converted by Cyprus Amax into Common Stock of the Company at a stated conversion price. Cyprus Amax exercised its option to purchase 14,919,806 shares of Common Stock, the full amount available, and as a result, this agreement has been terminated.

Stock Issuance Agreement. In September 1995, the Company and Cyprus Amax entered into an Agreement Regarding Stock Issuance pursuant to which, with the agreement of both parties, obligations owing from the Company to Cyprus Amax from time to time may be paid in shares of Common Stock valued at the most recent 30-day average closing price. Of the 879,500 shares issuable, 128,042 shares have been issued to Cyprus Amax as payment for $835,473 due Cyprus Amax under the $80 million credit line.

Acquisition Agreement. Pursuant to the Agreement and Plan of Merger and Reorganization, dated as of January 24, 1996 (the "Acquisition Agreement"), the Company will acquire, subject to the satisfaction of certain conditions, Cyprus

Amax's indirect interest in the Kubaka Project for a purchase price payable in shares of the Company's Common Stock as follows: (i) approximately 11.8 million shares of Common Stock to be paid upon closing the Acquisition Agreement, (ii) approximately 4.2 million shares of Common Stock to be paid within ten days of commencement of commercial production of the Kubaka gold property, and (iii) a contingent payment in shares of Common Stock (a) equal to $10 per gold equivalent ounce (up to a maximum of $45 million) of the Company's pro rata share of proven and probable reserves which the Company acquires the right to mine in the Russian Federation, excluding properties covered by the Kubaka License or acquired by the Company's joint venture with Cyprus Amax, on or before June 30, 2004, and (b) valued at the then current ten-day average stock price. See "--Kubaka Project (Acquisition Pending)."

Exploration Joint Venture Agreement.  Under the Exploration Joint
Venture Agreement, the Company and Cyprus Amax have agreed to pool their efforts for the principal purpose of discovering and developing future gold prospects. See "--Exploration."

Services Agreement. Pursuant to the Services Agreement, the Company and Cyprus Amax provide a variety of managerial and other services to each other on a full cost-reimbursement basis. The Company paid Cyprus Amax approximately $4.3 million for 1995 services, including insurance coverage, and Cyprus Amax paid the Company approximately $0.6 million, including reimbursement for services at the Kubaka Project.

Net Operating Loss Agreement. Pursuant to the Net Operating Loss Agreement, the Company agreed to allow Cyprus Amax to use the Company's 1993 net operating loss resulting in a refund of taxes paid by Cyprus Amax in a prior year, and Cyprus Amax will reimburse the Company at the time the Company would have received the benefit for the 1993 net operating loss had the Company elected to carry it forward.

Employee Transfer Agreement.  Pursuant to the Employee Transfer
Agreement, the Company and Cyprus Amax have amended their respective benefit plans to allow employees to transfer between the companies with minimal effect on an employee's benefits.

EMPLOYEES

At December 31, 1995, the Company and its consolidated subsidiaries employed 695 persons in addition to 94 contract miners at its Guanaco Mine. The hourly employees at the Guanaco Mine are represented by the Sociedad Contractual Minera Guanaco labor union and are covered by a labor contract which expires at the end of May 1996. None of the Company's employees in the United States are organized and the Company considers its employee relations to be good. The Company obtains certain administrative and other services from Cyprus Amax.

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

FOREIGN OPERATIONS

Foreign operations and investments such as those which the Company has in Chile and expects to acquire in Russia may be adversely affected by exchange controls, currency fluctuations, taxation and laws or policies of particular countries or by political events in those countries as well as by laws and policies of the United States affecting foreign trade, investment and taxation.

REGULATION AND ENVIRONMENTAL MATTERS

The Company's mining and processing operations and exploration activities in the United States, Chile, Russia and other countries are subject to various laws and regulations governing the protection of the environment, exploration, development, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, mine safety and other matters. New laws and regulations, amendments to existing laws and regulations, or more stringent implementation of existing laws and regulations could have a material adverse impact on the Company, increase costs, cause a reduction in levels of production and/or delay or prevent the development of new mining properties. Amax Gold expects to be able to comply with all existing environmental laws and regulations. Such compliance requires significant expenditures and increases the Company's mine development and operating costs.

Following the issuance of an order in June 1995 by the California Regional Water Control Board for alleged violations of waste discharge requirements and a related permit at the Hayden Hill Mine, the Company increased the process solution storage capacity, improved drainage control and relocated acid generating waste rock. The Company believes that it has complied with the order. The alleged violations occurred during a period of extreme precipitation and no monetary penalties or fines were levied.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of December 31, 1995, the names, ages and offices of all executive officers of the Company were as follows.

   Name                      Age                                Office
--------------------------------------------------------------------------------------------------------
Milton H. Ward               63         Chairman of the Board and Chief Executive Officer
Roger A. Kauffman            52         President and Chief Operating Officer
Richard B. Esser             49         Vice President
Deborah J. Friedman          43         Vice President, General Counsel and  Secretary
Mark A. Lettes               46         Vice President and Chief Financial Officer
David L. Mueller             45         Vice President, Controller and Assistant Secretary
Neil K. Muncaster            60         Vice President
Andrew F. Pooler             37         Vice President


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

Mr. Esser has been Vice President of the Company responsible for human resource matters since August 1989. Prior to August 1989, he held various management positions in the Company's human resources department. Mr. Esser will retire from the Company in March 1996.

Ms. Friedman was elected Vice President, General Counsel and Secretary of the Company in September 1994. From 1982 through 1993, she held various positions in the law department of Cyprus Amax, including General Counsel and Associate General Counsel. In 1994, she served as a legal consultant handling various matters for Cyprus Amax.

Mr. Lettes was elected Chief Financial Officer of the Company in January 1994. He has held various management positions in the Company's financial departments since 1987, including Vice President since August 1989 and Treasurer from May 1988 to February 1991.

Mr. Mueller was elected Vice President, Controller and Assistant
Secretary in October 1994. He was Director of Financial Reporting at Echo Bay Mines, Ltd. from October 1990 until 1994. Prior to October 1990, he was a Senior Manager at Ernst & Young LLP.

Mr. Muncaster was elected Vice President of the Company in February 1991 and is responsible for exploration. He was Vice President, Exploration for Echo Bay Mines, Ltd. from 1986 to 1991. Mr. Muncaster will retire from the Company in April 1996.

Mr. Pooler was elected Vice President of the Company in February 1992 and is responsible for the Company's operations in the continental United States and for the Guanaco Mine in Chile. From May 1988 until February 1992 he was General Manager of the Wind Mountain Mine.

Each executive officer holds office subject to removal at any time by the Board of Directors of Amax Gold.

                      ITEM 3.  LEGAL PROCEEDINGS

On October 20, 1995, a purported derivative action was filed in the Court of Chancery of Delaware on behalf of a purported stockholder of the Company entitled Harbor Finance Partners v. Allen Born, et al. and
                     -------------------------------------------------
v. Amax Gold, Inc., as nominal defendant, C.A. No. 14637, with respect
------------------
to the proposed Kubaka transaction. The complaint alleges that the individual defendants have breached their fiduciary duty in connection with the sale of Cyprus Magadan to Amax Gold, that the price to be paid for Cyprus Magadan substantially exceeds its fair market value in an arms-length transaction, and that by agreeing to the transaction, defendants have wrongfully enabled Cyprus Amax to increase its control over the Company and have caused the Company to waste its assets. The complaint seeks, among other things, rescission of the proposed transaction and damages in an unspecified amount. The Company believes that the complaint is without merit and intends to defend the matter vigorously.

There is presently pending in United States District Court for the District of South Carolina, Rock Hill Division, litigation filed by Kershaw Gold Company, Inc., Piedmont Mining Company's subsidiary which owns 37.5 percent of the Haile project, against Amax Gold alleging that Amax Gold tortiously interfered with the performance by its subsidiaries, Lancaster Mining Company Inc. and Haile Mining Company, of their obligations under the Haile Mining Venture Agreement and Management Agreement. Kershaw alleges that, among other things, Amax Gold caused Lancaster to fail to complete the exploration expenditures authorized in the 1994 venture budget and initiated attempts to sell its interest in the Haile project without informing Kershaw. Kershaw claims that damages of $38 to $60 million resulted from the alleged breaches. Discovery is proceeding. The Company believes that the complaint is without merit and intends to defend the matter vigorously.

The litigation described above is part of a lawsuit filed originally in South Carolina Circuit Court in March 1995 by Piedmont Mining Company and Kershaw Gold Company, Inc. against Amax Gold Inc., Lancaster Mining Company Inc. and Haile Mining Company, alleging breach of contract, fraud and tortious interference with contract rights. Pursuant to motions filed by the defendants, all claims of Piedmont and Kershaw were dismissed on the grounds that jurisdiction was to be determined by arbitration, except the claim of Kershaw against Amax Gold described above. The plaintiff's motion for reconsideration is pending.

Pursuant to certain agreements between Piedmont, Kershaw and the Company, Piedmont and Kershaw indemnified the Company from all environmental and other liabilities arising from Piedmont's operations or other conditions existing on the Haile property prior to July 1, 1992. Following Piedmont's and Kershaw's continued refusal to pay environmental costs which the Company believed were covered by the indemnity, the Company submitted its claim for $1.4 million, the amount of such costs incurred through August 1995, to a panel of arbitrators in accordance with the dispute resolution provisions of the Agreement. In March 1996, the arbitration panel ruled that Piedmont and Kershaw must pay the $1.4 million to the Company. Piedmont and Kershaw have stated that they plan to appeal the arbitrators' decision.

TMB Associates ("TMB"), a Nevada general partnership that is the lessor under a 1987 lease of unpatented federal mining claims (as amended, the "Lease") which comprise a substantial part of the Wind Mountain Mine property, initiated arbitration in 1994 against the Company asserting claims related to the formation and performance of, and alleged breach of duties with respect to, the Lease. Arbitration was commenced pursuant to a court order issued in litigation proceedings described in previous years, and hearings were held in late 1995 and early 1996. TMB's claims with respect to formation of the Lease were dismissed after the hearings and the decision of the arbitration panel regarding TMB's challenge to the formation of an amendment to the Lease effecting a buydown of a portion of the royalty owed on gold produced from the Wind Mountain Mine is expected in the second quarter 1996. At this time, the Company's management does not expect this action to have a material adverse effect on the Company's financial condition or results of operations.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended
December 31, 1995.

                                Part II

        ITEM 5.  MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S
            COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange
(AU) and The Toronto Stock Exchange (AXG). As of March 26, 1996, 96,449,978 shares of common stock were outstanding with approximately 8,800 stockholders of record. Cyprus Amax owns approximately 51.2 percent of the Company's outstanding common stock. The Company's $3.75 Series B Convertible Preferred Stock is listed on the New York Stock Exchange (AUPrB). As of March 8, 1996, 1,840,000 shares of $3.75 Series B Convertible Preferred Stock were outstanding with approximately 50 stockholders of record.

The following table sets forth for the periods indicated the high and the low sale prices per share of the Company's Common and $3.75
Series B Convertible Preferred Stock as reported on the New York Stock Exchange Composite Tape and the dividends paid on such stock.



                                                   Stock Prices and Dividends Per Share

                                                                           $3.75 Series B Convertible
                                       Common Stock                              Preferred Stock
                                  ---------------------              -------------------------------------
Quarter                            High            Low                High           Low        Dividends
----------------------------------------------------------------------------------------------------------
1995
----
First                            $ 6 1/8        $ 4 1/2            $ 49           $ 42 3/4        $ .9375
Second                             6 1/4          5                  49 1/2         46 1/2          .9375
Third                              6 7/8          5 1/2              52 1/2         47 7/8          .9375
Fourth                             7 5/8          5 5/8              55 7/8         47              .9375

1994
----
First                            $ 8 1/4        $ 6 1/4            $      -       $      -        $     -
Second                             8 1/4          6 5/8                   -              -              -
Third                              7 7/8          6 1/8              55 5/8             50              -
Fourth                             7 5/8          5 5/8              56 1/4         47 7/8          .9791


On March 4, 1994, the Company's Board of Directors decided to eliminate the quarterly dividend on the Company's common stock to reduce cash requirements.

The $3.75 Series B Convertible Preferred Stock was issued on August 11, 1994. The dividend paid on November 15, 1994 included the 94 day period from date of issuance. Regular quarterly dividends are $.9375.

On January 8, 1996, 4,066,649 warrants to purchase common stock of the Company expired.

                   ITEM 6.   SELECTED FINANCIAL DATA

                    AMAX GOLD INC. AND SUBSIDIARIES
                  FINANCIAL AND OPERATING HIGHLIGHTS
          (IN MILLIONS EXCEPT PER SHARE AMOUNTS, PERCENTAGES,
          PRODUCTION AND SALES OUNCES AND AMOUNTS PER OUNCE)
                       YEARS ENDED DECEMBER 31,

                                                                  1995      1994      1993      1992     1991
----------------------------------------------------------------------------------------------------------------
FOR THE YEAR:
 Revenues                                                      $  96.6   $  94.6   $  81.9   $  99.7   $ 128.2
 Earnings (loss) from operations<F1><F2>                         (17.2)    (43.9)   (116.0)     18.8      24.0
 Earnings (loss) before cumulative
   effect of accounting changes, net<F1><F2>                     (23.9)    (43.0)    (89.0)     13.0      21.2
 Net earnings (loss)<F1><F2><F3>                                 (23.9)    (35.5)   (104.2)     11.5      21.2
 Per common share:
  Earnings (loss) before cumulative
   effect of accounting changes<F1><F2><F3>                       (.36)     (.56)    (1.14)      .18       .35
 Net earnings (loss)<F1><F2><F3>                                  (.36)     (.47)    (1.34)      .16       .35
 Weighted average common shares outstanding                       86.5      79.3      77.8      73.7      60.0
 Capital and cash acquisition expenditures                       206.2      23.0      23.4     113.7      60.0
 Cash dividends to common stockholders                               -         -       2.0       2.8       4.8
 Dividends declared per common share                                 -         -       .08       .08       .08
 Cash dividends to preferred stockholders                          6.9       1.8         -         -         -
 Dividends declared per preferred share<F4>                       3.75     .9791         -         -         -
AT YEAR-END:
 Current assets                                                   65.2      72.7      37.9      47.1      41.7
 Total assets                                                    611.1     403.2     381.0     477.6     198.3
 Current liabilities                                              42.8      45.6      37.6      46.9      28.2
 Long-term debt                                                  238.2      83.2     136.5     103.1      24.1
 Note payable to parent                                            5.0         -      24.7         -         -
 Stockholders' equity                                            296.3     245.5     173.3     257.2     136.3
 Working capital                                                  22.4      27.1        .3        .2      13.5
 Book value per common share                                      2.16      1.93      2.22      3.45      2.27
 Debt to total capitalization                                       45%       30%       42%       33%       16%
KEY OPERATING FACTORS FOR THE YEAR:
 Total ounces of gold produced<F5>                             238,255   240,885   210,880   253,603   300,233
 Total ounces of gold sold                                     238,094   235,664   209,290   248,024   300,418
 Average price per ounce sold                                 $    406  $    401  $    392  $    402  $    427
 Average cost per ounce produced<F6>:
  Cash production cost<F7>                                    $    326  $    340  $    388  $    223  $    195
  Depreciation and depletion                                        91       105       122        87        82
----------------------------------------------------------------------------------------------------------------
   Total production cost                                      $    417  $    445  $    510  $    310  $    277
----------------------------------------------------------------------------------------------------------------

<F1> In 1994, the Company recorded an $18.6 million pre-tax ($14.4 million after-tax) write-down of the Hayden
     Hill mill to its estimated salvage value and a $2.5 million pre-tax ($2.1 million after-tax) write-down of other assets which increased the net loss by $16.5 million or $.21 per common share.  In 1993, the Company recognized a $64.1 million pre-tax ($41.9 million after-tax) write-down of Hayden Hill and a $23.6 million pre-tax ($15.6 million after-tax) write-down of Sleeper, which increased the 1993 net loss by $57.5 million, or $.74 per common share.

<F2> Effective January 1, 1994, the Company changed its method of accounting for the cost of ore loaded on heap leach pads to record such costs as work-in-process inventory.  The 1994 net loss is reduced by a $7.5 million, or $.09 per common share after-tax benefit relating to the cumulative effect of this accounting change.  Effective January 1, 1993, Amax Gold changed its exploration accounting policy such that prior period exploration expenses would no longer be capitalized and restored to earnings when a property became exploitable.  The 1993 net loss includes a $13.4 million, or $.17 per common share, after-tax charge relating to the cumulative effect of this accounting change.  The 1992 net earnings include $8.9 million, or
     $.12 per common share, of after-tax income related to prior year exploration expenditures on the Haile and
     Guanaco Projects that were capitalized and restored to earnings.
<F3> The 1993 net loss includes a $1.8 million, or $.03 per common share, after-tax cumulative effect of the
     January 1, 1993 adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers'
     Accounting for Postemployment Benefits".  Net earnings for 1992 include a $1.5 million, or $.02 per common share, after-tax cumulative effect of the January 1, 1992 adoption of SFAS No. 106, "Postretirement Benefits
     Other Than Pensions".
<F4> The Company issued 1.8 million preferred shares in August 1994.  Preferred share dividends were $1.8 million during the fourth quarter of 1994.
<F5> Gold production for 1992 reflects increased production of 4,733 ounces at the Sleeper Mine and 542 ounces at the Waihi Mine relating to the cumulative effect of a change in accounting to include production in the mill carbon circuit, effective January 1, 1992.
<F6> Average costs weighted by ounces of gold produced at each mine.
<F7> Cash production costs include all operating costs at the mine site, including overhead and, where applicable, Nevada net proceeds tax, royalties and credits for silver by-products.

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

SUMMARY

Amax Gold reported a net loss of $23.9 million in 1995, a year of transition from mines in the later stages of their producing lives toward three new, major low-cost projects. The Company's primary focus in 1995 was financing and constructing the Refugio and Fort Knox Mines and negotiating the acquisition of the Kubaka Project from Cyprus Amax. The addition of these properties should nearly triple Amax Gold's annual production over the next two years. Approximately $330 million borrowed in 1995 was used to repay existing debt and to fund over $200 million of capital expenditures. The first gold pour at Refugio is expected in early 1996 while the Fort Knox Project is anticipated to commence production around the beginning of 1997. In October 1995 the Company announced that it would acquire, subject to certain conditions, Cyprus Amax's 50 percent interest in Omolon Gold Mining Company, which is developing the Kubaka Project in the Russian Federation. The acquisition of Kubaka will increase Amax Gold's reserves by approximately 18 percent to 8.2 million contained ounces of gold. These three projects are expected to provide the Company with a source of low-cost reserves and allow for continued growth.

In the first quarter of 1996, the Company projected certain capital cost increases at the Fort Knox Project which may exceed $75 million. Final estimates are being developed. As a result of these projected increases and other anticipated cash needs in 1996, the Company has renegotiated the Fort Knox Loan Agreement and entered into certain financing arrangements with Cyprus Amax. In addition, final project estimates are being developed for the Kubaka Project, where higher capital costs are now estimated. See "Liquidity and Capital Resources" and Note 15 to the Company's Consolidated Financial Statements.

RESULTS OF OPERATIONS

The 1995 net loss of $23.9 million compared to losses of $35.5 million in 1994 and $104.2 million in 1993. The loss attributable to common shares in 1995 was $.36 per share compared to a 1994 loss of $.47 per share, including dividends on the Company's $3.75 Series B Convertible Preferred Stock issued in August 1994, and a 1993 loss of $1.34 per share. Results in 1994 included a $16.5 million after-tax asset writedown, primarily for the Hayden Hill mill, partially offset by a $7.5 million cumulative after-tax benefit from a change in accounting for heap leach inventory and a $6.6 million deferred tax benefit. Results in 1993 reflected an after-tax asset write-down of $57.5 million for reductions in reserves at the Hayden Hill Mine in California and the Sleeper Mine in Nevada, a $15.2 million after-tax charge for the cumulative effect of a change in accounting for exploration expenses and the adoption of a new accounting standard for postemployment benefits, and an after-tax gain of $2.4 million from the realization of the future economic benefit in the Waihi Mine in New Zealand.

Revenue improved to $96.6 million in 1995 from $94.6 million in 1994 and $81.9 million in 1993. The increases are attributed to higher realized prices and gold sales. Amax Gold's average realized price was $406 per ounce in 1995, $401 per ounce in 1994 and $392 per ounce in 1993 compared to average COMEX prices of $384 in 1995 and 1994 and $360 in 1993. The Company sold 238,094 ounces of gold during 1995 compared to 235,664 ounces in 1994 and 209,290 ounces in 1993. The increased sales volumes resulted from increased production in both 1995 and 1994 at Hayden Hill and Guanaco. Sleeper's gold production and sales declined in 1995 compared to 1994 as reserves neared depletion. Lower mill head grades and recovery rates are expected as mining is completed in early 1996 and residual leaching commences. Production at Sleeper increased from 1993 to 1994 due to higher mill head grades and recovery rates.

Gold production was 238,255 ounces in 1995 compared to 240,885 ounces in 1994 and 210,880 ounces in 1993. Increases in production at Hayden Hill and Guanaco were offset by a decline in production at Wind Mountain and Sleeper, which is nearing the end of its mine life. Significant operating improvements were made in 1995 at both Hayden Hill and Guanaco. Production at Hayden Hill increased by 22 percent to 80,031 ounces in 1995 from 65,785 ounces in 1994 while Guanaco's production increased 23 percent to 70,850 ounces in 1995 compared to 57,675 in

1994. The processing of higher grade ores which increased from .017 ounces per ton in 1994 to .024 ounces per ton in 1995 at Hayden Hill and from .050 ounces per ton in 1994 to .063 ounces per ton in 1995 at Guanaco contributed significantly to the increase in production. Improved crusher throughput at Hayden Hill and an increased recovery rate at Guanaco also contributed. The decline in production at Sleeper was attributed to lower head grades and mill recovery rates. The 14 percent increase in production from 1993 to 1994 was primarily due to a full year of operations at Guanaco in 1994 versus only nine months during 1993, when the Mine commenced production in April, as well as the successful conversion of Hayden Hill to a heap leach only operation during the latter part of 1993. Amax Gold expects production to increase significantly in both 1996 and 1997 as Refugio, Fort Knox and Kubaka are brought on line.

Cost of sales represents mining and processing costs for gold sold during the year including labor, materials and supplies, repairs and maintenance, fuel and utilities, proceeds taxes, royalties and by-product credits. Also included are estimated reclamation costs at each of the Company's mines, which are accrued over the expected mine life using the units-of-production method. Reclamation costs are estimates based on current federal, state and Chilean laws and regulations. Changes in these laws and regulations could increase future reclamation costs. Even with slight increases in sales volumes in each year, cost of sales declined to $78.3 million during 1995 from $79.0 million in 1994 and $79.7 million in 1993, primarily due to lower cash costs.

Cash production costs declined to $326 per ounce in 1995 from $340 per ounce in 1994 and $388 in 1993. Cash costs at Hayden Hill were reduced from $406 per ounce in 1994 to $275 per ounce in 1995, despite the negative impact of unusually high precipitation during the first part of 1995, due to the use of existing ore stockpiles, higher silver credits resulting from the processing of ore with higher silver grades and reduced overhead spending. Mine management also implemented numerous operational efficiencies during 1995, resulting in additional savings. Cash costs at Guanaco declined from $420 per ounce in 1994 to $375 per ounce in 1995 despite lower crusher throughput. Performance at Guanaco continues to be disappointing and management is evaluating additional cost saving opportunities and operational efficiencies which are expected to lower expenses further and increase production during 1996. The decrease in cash costs at Hayden Hill and Guanaco partially was offset by an increase in cash costs at Sleeper due to 23 percent lower production in 1995. Lower recoveries of mill ore processed and lower volumes of leach ore available for processing caused the decline in production at Sleeper as reserves are depleted during the first half of 1996. Consolidated cash costs decreased from 1993 to 1994 primarily as a result of a full year of operations at Guanaco and the reconfiguration of the Hayden Hill Mine to a heap leach only operation. Management anticipates the decline in cash costs to continue at the current operating properties as well as company-wide as Refugio, Fort Knox and Kubaka commence production.
The new properties are expected to be substantially lower cost mines than the Company's currently producing properties.

Depreciation and depletion decreased to $21.5 million during 1995 mainly as a result of lower depletion rates at Sleeper and Hayden Hill in 1995, partially offset by increased production at Guanaco which has a higher depreciation rate. Increased estimates of future production caused the decline in the Sleeper depletion rate, while at Hayden Hill the write-off of the mill during the fourth quarter of 1994 and the reduction in the estimate of capital expenditures required to produce the remaining ounces resulted in a lower depletion rate. Depreciation and depletion rates decreased from $105 per ounce in 1994 to $91 per ounce in 1995. Depreciation and depletion decreased slightly in 1994 compared with 1993. Significant factors for the decrease were the write-down of assets at Sleeper in December 1993 and at Hayden Hill in June 1993, partially offset by the full year of production at Guanaco in 1994.

General and administrative costs increased by $1.2 million in 1995 primarily as a result of higher litigation, financing, relocation and severance costs. Staff reductions in 1994 resulted in a decline in general and administrative costs from $8.4 million in 1993 to $6.9 million in 1994.

Exploration expense was $5.9 million in 1995 compared to $6.2 million in 1994. The primary reason for the decrease in 1995 was reduced exploration activity at the Cerro Quema property in Panama, an advanced stage exploration project which the Company had an option to purchase from Cyprus Amax. During the third quarter of 1995, Amax

Gold decided not to acquire Cerro Quema. The decrease in spending at Cerro Quema partially was offset by higher spending on the Robertson Project in Nevada relating to exploratory drilling and the preparation of a feasibility study. Exploration expense increased by $1.0 million in 1994 compared with 1993 due to increased activity in North, Central and South America, partially offset by savings realized by the Company's agreement to pool efforts with Cyprus Amax to discover new gold properties. During 1996, exploration costs are expected to be approximately $5.0 million.

Interest expense decreased by $1.5 million in 1995 as interest costs associated with higher debt levels related to the Refugio and Fort Knox financings were capitalized. Capitalized interest was $5.9 million in 1995 compared with $0.2 million in 1994. Interest expense was $8.9 million in 1994 compared with $8.5 million in 1993 due to higher interest rates during 1994, partially offset by a higher average debt balance in 1993.

Interest income was $3.0 million in 1995 compared with $2.1 million in 1994 and $0.7 million in 1993. The increases are attributed to interest earned on a $10 million loan to the Company's Refugio joint venture partner and on the Refugio and Fort Knox borrowings in 1995 and the cash from the preferred share offering in 1994, held prior to investment in capital projects.

Other income and expense increased to $2.3 million in 1995 primarily as a result of expensing costs related to the Company's 62.5 percent joint venture interest in the Haile gold property. Prior to 1995 such costs were capitalized.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $22.4 million at December 31, 1995 compared to $27.1 million at December 31, 1994. The decrease in working capital was a result of the drawdown of cash and increase in accounts payable due to spending of approximately $200 million on the construction of Refugio and Fort Knox which were funded through external borrowings, partially offset by a decline in the current portion of debt resulting from refinancing. Cash generated from operations was $2.6 million during 1995 compared to $3.1 million of cash used in operations during 1994.

Capital expenditures were nearly ten times higher in 1995 than 1994 due to the construction of Fort Knox and Refugio. Construction substantially was completed by year-end at Refugio where the Company's share of capital spending, excluding capitalized interest, totalled approximately $50 million in 1995. At Refugio crushing is underway, the leach pads are currently being loaded with ore and irrigation has commenced. The initial gold pour is expected early in 1996. At Fort Knox, capital spending during 1995 excluding capitalized interest was approximately $150 million. Due to more difficult site conditions, design enhancements and expanded excavation work, the remaining capital costs estimates at Fort Knox are expected to increase and could exceed the revised estimate of $331 million. Final estimates for completion are being developed and the timing of start-up may influence total costs. A portion of the projected capital increase should reduce cash operating costs to levels below those in the initial design. In addition, higher capital costs now are estimated to complete the Kubaka project; reflecting a possible delay in start-up and certain higher local costs and contingency provisions. Final project estimates currently are being developed.

Net financing activities in 1995 generated cash of $205.7 million. During the first quarter, Compania Minera Maricunga, a 50 percent owned subsidiary of the Company which is developing the Refugio Mine, borrowed $85 million ($42.5 million for the Company's share) drawn in gold under a project financing arrangement with a group of banks. In addition, the Company loaned $10 million to its Refugio joint venture partner to be held in escrow as support for the partner's loan guarantee. Amax Gold borrowed $80 million from Cyprus Amax under a convertible line of credit to fund initial construction at Fort Knox and to repay approximately $18 million in outstanding indebtedness during the second and third quarters of 1995. In the third quarter of 1995, Cyprus Amax converted the outstanding amount, plus interest, into approximately 15 million shares of Amax Gold common stock in accordance with the credit agreement. The Company secured $250 million in project financing from a group of banks for the Fort Knox Project during the fourth quarter of 1995 and had borrowed $200 million of that amount at year-end. Loans of approximately $86 million were repaid with proceeds from the Fort Knox financing. In June 1995 the Company borrowed $5 million under the 1994 $100 million convertible line of credit with Cyprus Amax. Preferred dividends totalling $6.9 million were paid during 1995.

Cash flows from operations during 1996 are expected to be sufficient to fund operating and administrative expenses, exploration expenditures and interest payments on outstanding debt. The Company anticipates that further funding will be necessary for remaining capital expenditures, working capital build-up associated with start-up at Fort Knox and debt repayments and expects to complete additional debt and/or equity financings during 1996. Currently $108 million of equity and/or subordinated debt securities are available to Amax Gold under a universal shelf registration statement.

As a result of projected cost increases in completing the Fort Knox Project and other projected cash needs in 1996, the Company has renegotiated the $250 million Fort Knox loan which Cyprus Amax has guaranteed until economic completion. Until economic completion, the Company will not make additional draws under the $100 million line of credit without Cyprus Amax' prior consent. Amax Gold will consider various options for additional funding, including the possibility of accessing the equity markets. In addition, Cyprus Amax has informed the Company it intends to make additional needed financing available to Amax Gold. The Company will pay Cyprus Amax a fee of 2.5 percent based upon the total of financings and guaranties made available. All fees, interest and repayments of advances from Cyprus Amax may be paid at the election of Cyprus Amax in cash or, following approval by the Company's stockholders, in the Company's Common Stock valued at the average closing price for the five-day period prior to such election. See Note 15 to the Company's Consolidated Financial Statements for further discussion.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

Statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions, the market price of gold, political events in the Russian Federation, the risks associated with foreign operations generally, the timing of receipt of necessary governmental permits, climatic conditions, labor relations, availability and cost of material and equipment, the actual configuration of ore bodies, delays in anticipated start-up dates, environmental risks, the results of financing efforts and other risk factors detailed in the Company's Securities and Exchange Commission filings.

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Amax Gold Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Amax Gold Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 5 to the consolidated financial statements, the Company adopted a new method of accounting for heap leach ore costs, effective January 1, 1994.




Price Waterhouse LLP


Denver, Colorado

February 14, 1996, except as to
 Note 15, which is as of March 19, 1996

                   REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and
Board of Directors of Amax Gold Inc.:

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Amax Gold Inc. and Subsidiaries (the Company) for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Amax Gold Inc. and Subsidiaries for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Notes 6 and 9 to the consolidated financial statements, during 1993 the Company changed its method of accounting for exploration expenditures and postemployment benefits.




Coopers & Lybrand LLP


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

Amax Gold's financial statements have been audited by independent accountants, whose appointment is ratified yearly by the stockholders at the annual stockholders' meeting. The independent accountants conducted their audits in accordance with generally accepted auditing standards. These standards include an evaluation of the internal accounting controls in establishing the scope of audit testing necessary to allow them to render an independent professional opinion on the fairness of Amax Gold's financial statements.

The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with representatives of management and the independent accountants to review their work and ensure that they are properly discharging their responsibilities.





Milton H. Ward
Milton H. Ward
Chairman and Chief Executive Officer


Roger A. Kauffman
Roger A. Kauffman
President and Chief Operating Officer


Mark A Lettes
Mark A. Lettes
Vice President and Chief Financial Officer

                    AMAX GOLD INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF OPERATIONS
                (in millions except per share amounts)
                        Year Ended December 31,

                                                                             1995           1994           1993
--------------------------------------------------------------------------------------------------------------------
Revenues                                                                   $  96.6        $  94.6        $  81.9
Costs and operating expenses:
 Cost of sales                                                                78.3           79.0           79.7
 Depreciation and depletion                                                   21.5           25.3           25.7
 General and administrative                                                    8.1            6.9            8.4
Exploration                                                                    5.9            6.2            5.2
Asset write-downs                                                              -             21.1           87.7
Gain on Waihi transaction                                                      -              -             (8.8)
--------------------------------------------------------------------------------------------------------------------
Total costs and operating expenses                                           113.8          138.5          197.9
--------------------------------------------------------------------------------------------------------------------
Loss from operations                                                         (17.2)         (43.9)        (116.0)
Interest expense                                                              (7.4)          (8.9)          (8.5)
Interest income                                                                3.0            2.1            0.7
Other                                                                         (2.3)           1.1            1.0
--------------------------------------------------------------------------------------------------------------------
Loss before income taxes and cumulative
 effect of accounting changes                                                (23.9)         (49.6)        (122.8)
Income tax benefit                                                             -              6.6           33.8
--------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of
 accounting changes                                                          (23.9)         (43.0)         (89.0)
Cumulative effect of accounting changes,
 net of income tax provision of $2.0
 in 1994 and benefit of $5.5 in 1993                                           -              7.5          (15.2)
--------------------------------------------------------------------------------------------------------------------
Net loss                                                                     (23.9)         (35.5)        (104.2)
Preferred stock dividends                                                     (6.9)          (1.8)           -
--------------------------------------------------------------------------------------------------------------------
Loss attributable to common shares                                         $ (30.8)       $ (37.3)       $(104.2)
--------------------------------------------------------------------------------------------------------------------
Per common share:
 Loss before cumulative effect of
  accounting changes                                                        $  (.36)       $  (.56)       $ (1.14)
 Cumulative effect of accounting changes                                       -               .09           (.20)
--------------------------------------------------------------------------------------------------------------------
Net loss                                                                    $  (.36)       $  (.47)       $ (1.34)
--------------------------------------------------------------------------------------------------------------------

Dividends declared per common share                                      $     -        $     -           $   .08
--------------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding                                    86.5           79.3           77.8
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

                    AMAX GOLD INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                             December 31,
              (Dollars in millions except share amounts)

                                                                                  1995                 1994
------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents                                                            $  25.6             $  36.7
Inventories                                                                        26.6                28.6
Receivables                                                                         2.7                 2.9
Other                                                                              10.3                 4.5
------------------------------------------------------------------------------------------------------------------
     Total current assets                                                          65.2                72.7

Property, plant and equipment, net                                                510.5               313.3
Other                                                                              35.4                17.2
------------------------------------------------------------------------------------------------------------------
     Total assets                                                               $ 611.1             $ 403.2
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, trade                                                         $  14.5             $   4.6
Accrued and other current liabilities                                              16.2                15.1
Reclamation reserve, current portion                                                4.8                 2.0
Current maturities of long-term debt                                                7.3                23.9
------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                     42.8                45.6

Long-term debt                                                                    238.2                83.2
Note payable to Cyprus Amax under line of credit                                    5.0                 -
Reclamation reserve, noncurrent portion                                            11.1                11.1
Deferred income taxes                                                              10.0                10.0
Other                                                                               7.7                 7.8
------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                            314.8               157.7

Commitments and contingencies (Notes 8 and 14)                                      -                   -

Shareholders' equity:
 Preferred stock, par value $1.00 per share, authorized
  10,000,000 shares, of which 2,000,000 shares have been
  designated as $2.25 Series A Convertible Preferred Stock,
  no shares issued and outstanding; and 1,840,000 shares have been designated as $3.75 Series B Convertible Preferred
  Stock, issued and outstanding 1,840,000 shares                                    1.8                 1.8
 Common stock, par value $.01 per share, authorized
  200,000,000 shares, issued and outstanding 96,427,838
  shares in 1995 and 81,267,708 shares in 1994                                      1.0                 0.8
 Paid-in capital                                                                  339.8               258.4
 Accumulated deficit                                                              (46.3)              (15.5)
 Common stock in treasury, at cost (1,991 shares in 1994)                           -                   -
------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                   296.3               245.5
------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                 $ 611.1             $ 403.2
------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.

                    AMAX GOLD INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                        Year Ended December 31,
                         (Dollars in millions)

                                                                             1995           1994           1993
------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net loss                                                                  $ (23.9)       $ (35.5)       $(104.2)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and depletion                                                 21.5           25.3           25.7
   Asset write-downs                                                           -             21.1           87.7
   Increase in reclamation reserve                                             2.8            2.5            3.7
   Cumulative effect of accounting changes                                     -             (7.5)          15.2
   Decrease in deferred taxes                                                  -             (6.6)         (34.1)
   Deferred hedging costs                                                     (3.2)          (3.9)           1.1
   Minority interest                                                           -             (1.1)          (1.1)
   Other, net                                                                  0.8           (0.6)          (0.6)
   Gain on Waihi transaction                                                   -              -             (8.8)
 Decrease (increase) in working capital:
   Receivables                                                                 0.2            3.7           (3.5)
   Accrued and other current liabilities                                      (2.0)           0.4            2.7
   Inventories                                                                 2.0           (0.8)          (2.3)
   Other assets                                                                1.7           (0.4)          (1.9)
   Accounts payable, trade                                                     2.7            0.3           (2.8)
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                            2.6           (3.1)         (23.2)
------------------------------------------------------------------------------------------------------------------
Investing Activities
 Capital expenditures                                                       (206.2)         (23.0)         (24.6)
 Loan to joint venture partner                                               (10.0)           -              -
 Capitalized interest                                                         (5.9)          (0.2)           -
 Proceeds from repayment of loans                                              1.2            -              -
 Other                                                                         1.5           (0.8)          (0.2)
 Net cash received on Waihi transaction                                        -              -              7.8
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (219.4)         (24.0)         (17.0)
------------------------------------------------------------------------------------------------------------------
Financing Activities
 Proceeds from financings                                                    242.5           36.0           34.5
 Repayments of financings                                                   (104.0)         (55.8)         (31.6)
 Issuance of common stock to Cyprus Amax                                      80.8           20.7            -
 Advances from Cyprus Amax                                                     5.0            9.3           24.7
 Repayments to Cyprus Amax                                                     -            (34.0)           -
 Net proceeds from sale of convertible preferred stock                         -             88.3            -
 Deferred financing costs                                                    (11.7)          (3.4)           -
 Cash dividends paid:
  Preferred                                                                   (6.9)          (1.8)           -
  Common                                                                       -              -             (2.0)
 Other                                                                         -             (3.0)          (1.7)
------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                    205.7           56.3           23.9
------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and equivalents                        -              -              0.1
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                              (11.1)          29.2          (16.2)
Cash and equivalents at January 1                                             36.7            7.5           23.7
------------------------------------------------------------------------------------------------------------------
Cash and equivalents at December 31                                        $  25.6       $   36.7       $    7.5
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

                    AMAX GOLD INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (In millions)

                                            Preferred Stock        Common Stock     Paid-In  Retained    Common
                                            ---------------        ------------     Paid-In  Earnings   Stock in
                                            Shares    Amount     Shares    Amount   Capital  (Deficit)  Treasury
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992                     -    $    -      74.5    $  0.7    $125.5    $132.2     $(0.1)
Net loss                                         -         -         -         -         -    (104.2)        -
Issuance of common shares:
 Acquisitions                                    -         -       3.2       0.1      21.0         -         -
 Dividend reinvestment plan                      -         -       0.5         -       4.2      (4.2)        -
 Employee and director plans                     -         -         -         -         -         -       0.1
Common stock dividends                           -         -         -         -         -      (2.0)        -
------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1993                     -         -      78.2       0.8     150.7      21.8         -
Net loss                                         -         -         -         -         -     (35.5)        -
Issuance of common shares:
 Employee and director plans                     -         -       0.1         -       0.5         -         -
 Repayment of Cyprus Amax debt                   -         -       3.0         -      20.7         -         -
Issuance of  preferred stock                   1.8       1.8         -         -      86.5         -         -
Preferred stock dividends                        -         -         -         -         -      (1.8)        -
------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994                   1.8       1.8      81.3       0.8     258.4     (15.5)        -
Net loss                                         -         -         -         -         -     (23.9)        -
Issuance of common shares:
 Employee and director plans                     -         -       0.1         -       0.7         -         -
 Repayment of Cyprus Amax debt,
  including interest                             -         -      15.0       0.2      80.7         -         -
Preferred stock dividends                        -         -         -         -         -      (6.9)        -
------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                   1.8    $  1.8      96.4    $  1.0    $339.8    $(46.3)    $   -
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.


                            AMAX GOLD INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in millions unless otherwise indicated and
            except per share amounts and amounts per ounce)


1.   NATURE OF OPERATIONS

Amax Gold Inc. and its subsidiaries (Amax Gold or the Company) are engaged in the mining and processing of gold and silver ore and the exploration for, and acquisition of, gold-bearing properties, principally in the Americas and Russia. The Company's primary products are gold and silver produced in the form of dore and then shipped to refiners for final processing. The Company is currently
51.2 percent owned by Cyprus Amax Minerals Company (Cyprus Amax).

The Company produces gold and silver using both the traditional milling process and heap leaching. All of the Company's operating properties are open pit mines. Current operating properties consist of the Sleeper Mine in Humboldt County, Nevada; the Hayden Hill Mine in Lassen County, California; the Wind Mountain Mine in Washoe County, Nevada; and, a 90 percent interest in the Guanaco Mine in Chile. In addition, Amax Gold has completed construction of its 50-percent owned Refugio Mine in Chile, is building the Fort Knox Project near Fairbanks, Alaska, and has agreed, subject to the satisfaction of certain conditions, to acquire the Kubaka Project in the Russian Federation from Cyprus Amax in 1996, which is currently under construction. The Company also owns a 62.5 percent interest in the Haile Project in Lancaster County, South Carolina.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Amax Gold and the related entities which it controls. Investments in companies over which the Company can exercise significant influence but not control are accounted for using the equity method.
Investments in joint ventures are accounted for using proportionate consolidation, consistent with accepted mining industry practice. All material intercompany balances and transactions have been eliminated. Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 presentation.

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

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, including development expenditures and capitalized interest, are carried at cost. Expenditures for major improvements are capitalized. Gains and losses on retirements are included in earnings. Depreciation and depletion are computed using the units-of-production method based on the estimated ounces of gold to be recovered and estimated salvage values. Mobile equipment and assets which have useful lives shorter than the mine life are depreciated on a straight-line basis over estimated useful lives of one to five years.

In the third quarter of 1995, Amax Gold adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized.

                            AMAX GOLD INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in millions unless otherwise indicated and
            except per share amounts and amounts per ounce)


Adoption of SFAS No. 121 had no effect on the Company's results of operations for the year ended December 31, 1995.

GOLD AND CURRENCY FINANCINGS
The Company uses various gold and currency financings to fund its mining activities. To finance investments with gold loans the Company borrows gold from banks and sells the gold on the open market. Gold loans are recorded on the balance sheet at the price received when the borrowed gold is sold. The banks are repaid from future gold production at which time revenues are recorded. Gold loans bear relatively low interest rates, result in a hedge against future gold price fluctuations and limit realized prices to the amounts received when the borrowed gold is sold.

Currency financings represent borrowings in hard currency, typically U.S. dollars. The terms, including interest rates, are negotiated with lenders based on market conditions at the time the financing is arranged.

HEDGING ACTIVITIES
Forward sale contracts, generally on a spot deferred basis, put and call option contracts and compound options are entered into from time to time to hedge the effect of price changes on the Company's precious metals that are produced and sold. Premiums paid for purchased options and premiums earned on sold options are deferred and recognized in income over the term of the related option. The results of gold hedging activities are included in revenues at the time the hedged production is sold. Silver hedging results are reflected as a by-product credit.

Interest rate swap options are entered into as a hedge against interest rate exposure on the Company's floating rate financing facilities in order to fix the Company's interest costs. The differences to be paid or received on swap options are included in interest expense as incurred.

POSTRETIREMENT BENEFITS
Postretirement benefits other than pensions are calculated in accordance with the provisions set forth in SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which requires the expected cost of postretirement benefits other than pensions to be accrued during the years the employee renders service.

POSTEMPLOYMENT BENEFITS
Postemployment benefits are calculated in accordance with the provisions set forth in SFAS No. 112, "Employers Accounting for Postemployment Benefits". SFAS No. 112 requires the Company to expense postemployment benefits as they are earned by the employee for services rendered, rather than as they are paid.

STOCK-BASED COMPENSATION
SFAS No. 123, "Accounting for Stock-Based Compensation", was issued in 1995 and is effective for fiscal years beginning after December 15, 1995. Amax Gold will adopt SFAS No. 123 in 1996 and has elected to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Amax Gold will make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting as defined in SFAS No. 123 had been applied.

EXPLORATION
Exploration expenditures are charged against earnings in the period incurred.

                            AMAX GOLD INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in millions unless otherwise indicated and
            except per share amounts and amounts per ounce)


RECLAMATION
Reclamation, site restoration and closure costs for each producing mine are estimated based primarily upon environmental and regulatory requirements and are accrued over the expected life of each mine using the units-of-production method. Ongoing environmental and reclamation expenditures are expensed as incurred.

INCOME TAXES
Income taxes are calculated in accordance with the provisions set forth in SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred income taxes are determined using an asset and liability approach. This method gives consideration to the future tax consequences associated with differences between the financial accounting and tax bases of assets and liabilities and gives immediate effect to changes in income tax laws. The income statement effect is derived from changes in deferred income taxes on the balance sheet.

USE OF ESTIMATES
The preparation of Amax Gold's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Management's estimates are made in accordance with mining industry practice. Significant areas requiring the use of management estimates relate to the determination of mineral reserves, reclamation and environmental obligations, impairment of assets, post-retirement and other employee benefits, useful lives for depreciation, depletion and amortization, and valuation allowances for deferred tax assets.
Actual results could differ from those estimates.

3.   TRANSACTIONS WITH AFFILIATES

In November 1993, AMAX Inc. (Amax), a New York corporation which owned approximately 68 percent of the Company's outstanding common stock, was merged with and into Cyprus Minerals Company, a Delaware corporation. Immediately prior to the merger, Amax distributed to Amax shareholders from the shares then held by Amax approximately 28 percent of the Company's outstanding common stock. As of December 31, 1995, the merged company, called Cyprus Amax Minerals Company (Cyprus
Amax), owned approximately 49 million common shares, or approximately 51 percent, of the Company's outstanding common stock. As discussed below, the increase in Cyprus Amax's ownership resulted from various financial transactions with Cyprus Amax. See also Notes 6 and 15 for discussions related to the Kubaka acquisition agreement and certain financing arrangements, respectively.

In April 1994, Cyprus Amax provided the Company with a $100 million convertible line of credit. Outstanding amounts under the credit line bear interest at LIBOR plus 0.3 percent and may be repaid through the issuance of up to two million shares of $2.25 Series A Convertible Preferred Stock. See Note 15 for current arrangements regarding interest rates. Amax Gold may redeem the convertible preferred stock by issuing up to 12,099,213 shares of common stock at a maximum price of $8.265 per share and a minimum price of $5.874 per share. Cyprus Amax may convert the line of credit, any outstanding indebtedness and/or convertible preferred stock to 12,099,213 shares of Amax Gold common stock valued at $8.265 per share. At December 31, 1995, $5.0 million was outstanding under this arrangement and is due in 2001.
The average annualized interest rate on this borrowing was 6.5 percent for the year ended December 31, 1995.

In March 1995, Cyprus Amax provided the Company with an additional $80 million convertible line of credit. During 1995, the full amount was borrowed by the Company and subsequently converted by Cyprus Amax to 14,919,806

                            AMAX GOLD INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in millions unless otherwise indicated and
            except per share amounts and amounts per ounce)


shares of Amax Gold common stock at $5.362 per share, increasing
Cyprus Amax ownership in the Company to 51.2 percent at December 31, 1995.

In September 1995, the Company and Cyprus Amax entered into an agreement regarding stock issuance pursuant to which obligations owing from the Company to Cyprus Amax under existing or future contractual arrangements may be paid in shares of common stock with the consent of both parties. The stock will be valued based on the most recent 30-day average closing price, and the maximum number of shares of common stock that may be issued is 879,500 shares. In September 1995, 128,042 shares of such common stock were issued to Cyprus Amax as payment for $835,473 due under the $80 million convertible line of credit.

The Company has entered into several additional agreements with Cyprus Amax. Under an exploration joint venture agreement the two companies pool efforts to discover and develop new gold properties, with Cyprus Amax providing 75 percent and the Company providing 25 percent of initial funding. Amax Gold was charged $3.1 million and $1.1 million under this agreement for the years ended December 31, 1995 and 1994, respectively. Pursuant to a net operating loss agreement, the Company agreed to allow Cyprus Amax to use the Company's net operating loss generated in 1993 which would result in a refund of taxes paid by Cyprus Amax in a prior year and Cyprus Amax agreed to reimburse the Company at such time that the Company would have received the benefit for the 1993 net operating loss had the Company elected to carry it forward.

A services agreement governs the provision of and payment for general administrative services between Cyprus Amax and the Company. For the years ended December 31, 1995, 1994 and 1993, insurance, management and other services were supplied to the Company on a full cost reimbursement basis. The Company was charged $4.3 million, $4.8 million and $4.8 million, for the years ended December 31, 1995, 1994, and 1993, respectively, for reimbursable costs. As of December 31, 1995 and 1994, the Company had outstanding amounts due to Cyprus Amax of $0.5 million and $0.6 million, respectively, relating to such services. For the year ended December 31, 1993, employee benefit plans (medical and life insurance benefits) and employee pension and thrift plan benefits were also provided. In October 1993, the Company established separate medical and life insurance coverage for its employees. Additionally, on November 15, 1993, a separate defined benefit pension plan and thrift plan for Company employees became effective. For the period from January 1, 1993 through November 14, 1993, Amax charged the Company approximately $.4 million for pension costs. Pursuant to an employee transfer agreement, the Company and Cyprus Amax have amended their respective benefit plans to allow employees to transfer from the Company to Cyprus Amax or from Cyprus Amax to the Company with minimal effect on an employee's benefits.

                            AMAX GOLD INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in millions unless otherwise indicated and
            except per share amounts and amounts per ounce)


4.   INCOME TAXES

Loss before income taxes consists of the following:

                                                                             1995           1994           1993
-------------------------------------------------------------------------------------------------------------------
Domestic                                                                   $  (5.0)       $ (32.9)       $(108.8)
Foreign                                                                      (18.9)         (16.7)         (14.0)
-------------------------------------------------------------------------------------------------------------------
                                                                           $ (23.9)       $ (49.6)       $(122.8)
-------------------------------------------------------------------------------------------------------------------

The income tax benefit consists of the following:

                                                                             1995           1994           1993
-------------------------------------------------------------------------------------------------------------------
Current:
 Federal                                                                 $     -        $     -        $     -
 State                                                                         -              -              -
 Foreign                                                                       -              -               .3
-------------------------------------------------------------------------------------------------------------------
                                                                               -              -               .3
Deferred:
 Federal                                                                       -             (5.3)         (36.9)
 State                                                                         -               .7           (2.3)
 Foreign                                                                       -              -              (.4)
-------------------------------------------------------------------------------------------------------------------
                                                                               -             (4.6)         (39.6)
-------------------------------------------------------------------------------------------------------------------
                                                                         $     -          $  (4.6)       $ (39.3)
-------------------------------------------------------------------------------------------------------------------

The total income tax benefit is included in the financial statements as follows:

                                                                            1995           1994           1993
-------------------------------------------------------------------------------------------------------------------
Income tax benefit                                                       $     -          $  (6.6)       $ (33.8)
Cumulative effect of accounting changes                                        -              2.0           (5.5)
-------------------------------------------------------------------------------------------------------------------
                                                                         $     -          $  (4.6)       $ (39.3)
-------------------------------------------------------------------------------------------------------------------

The components of deferred tax (assets) liabilities are as follows:


                                                                                           1995           1994
-------------------------------------------------------------------------------------------------------------------
Deferred Tax Assets:
 Reclamation liabilities                                                                   $ (5.0)        $ (4.5)
 Postretirement benefits                                                                      (.8)           (.9)
 Accrued liabilities                                                                        (10.6)          (1.2)
 Net operating loss carryforwards                                                           (37.3)         (29.9)
 Minimum tax credit carryforwards                                                            (2.8)          (2.8)
 Other                                                                                        (.5)           -
-------------------------------------------------------------------------------------------------------------------
Total Deferred Tax Assets                                                                   (57.0)         (39.3)
Valuation allowance                                                                          11.4            9.5
-------------------------------------------------------------------------------------------------------------------
Net Deferred Tax Assets                                                                     (45.6)         (29.8)
Deferred Tax Liabilities:
 Properties                                                                                  55.6           39.8
-------------------------------------------------------------------------------------------------------------------
Net Deferred Tax Liabilities                                                               $ 10.0         $ 10.0
-------------------------------------------------------------------------------------------------------------------


                            AMAX GOLD INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in millions unless otherwise indicated and
            except per share amounts and amounts per ounce)


The following is a reconciliation between the amount determined by applying the federal statutory rate of 34 percent to the loss before taxes and the income tax benefit:

                                                                             1995           1994           1993
-------------------------------------------------------------------------------------------------------------------
Income taxes at statutory rate                                             $  (8.1)       $ (16.9)       $ (41.7)
Increases (decreases) resulting from:
 Losses with no expected tax benefit                                           9.1           10.1            5.1
 State income taxes, net of federal benefit                                    (.2)           (.4)          (1.4)
 Percentage depletion                                                          (.8)           (.2)           (.5)
 Waihi transaction gain                                                        -              -              3.7
 Other                                                                         -               .8            1.0
-------------------------------------------------------------------------------------------------------------------
Income tax benefit                                                             -             (6.6)         (33.8)
-------------------------------------------------------------------------------------------------------------------
Income tax provision (benefit) of cumulative
 effect of accounting changes at statutory rate                                -              3.2           (7.0)
State income taxes, net of federal benefit                                     -              -              (.2)
Foreign losses with no expected tax benefit                                    -             (1.2)           1.7
-------------------------------------------------------------------------------------------------------------------
Income tax provision (benefit) of cumulative
 effect of accounting changes                                                  -              2.0           (5.5)
-------------------------------------------------------------------------------------------------------------------
                                                                         $     -         $   (4.6)       $ (39.3)
-------------------------------------------------------------------------------------------------------------------


The valuation allowance increased $1.9 million due to uncertainties of realizing loss carryforwards in the future.

At December 31, 1995, the Company had federal tax net operating loss carryforwards of $88 million and alternative minimum tax net operating loss carryforwards of $66 million expiring in the years 2002-2010 and minimum tax credit carryforwards of $3 million which do not expire.
At December 31, 1995, the Company also had Chilean tax net operating loss carryforwards of $86 million which do not expire.

The Company will file certain state income tax returns for 1995 on a combined basis with Cyprus Amax. Tax expense and tax related liabilities have been determined as if the Company filed separate income tax returns. The Company is not included in the Cyprus Amax federal income tax return. The Company is in the process of negotiating a tax sharing agreement with Cyprus Amax.

5.   INVENTORIES

Inventories at December 31, 1995 and 1994 consisted of the following:

                                                                                            1995           1994
-------------------------------------------------------------------------------------------------------------------
Gold:
  Finished goods                                                                           $ 10.0         $ 10.3
  Work-in-process                                                                            11.7           11.5
Materials and supplies                                                                        4.9            6.8
-------------------------------------------------------------------------------------------------------------------
                                                                                           $ 26.6         $ 28.6
-------------------------------------------------------------------------------------------------------------------


                            AMAX GOLD INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in millions unless otherwise indicated and
            except per share amounts and amounts per ounce)


The market value of the finished goods inventory at December 31, 1995 was $14.4 million, with an excess replacement cost (at market value) over the LIFO basis of $2.5 million.

Effective January 1, 1994, the Company changed its method of accounting for the costs of ore loaded on heap leach pads to record such costs as work-in-process inventory. Previously, the Company had expensed these costs as incurred. The cumulative after-tax effect of the change in accounting for inventory for periods prior to 1994 was a decrease in the net loss of $7.5 million or $.09 per common share.
The effect of the accounting change in 1994 was a reduction in cost of sales of $.3 million. Assuming the inventory accounting change had been applied retroactively, the unaudited pro forma effect in 1993 would be a reduction of net loss of $2.3 million or $.03 per share.

6.   PROPERTY, PLANT AND EQUIPMENT AND WRITE-DOWNS

The components of property, plant and equipment at December 31, 1995 and 1994 were as follows:

                                                                                           1995           1994
-------------------------------------------------------------------------------------------------------------------
Mining plant and equipment                                                                $ 167.9        $ 166.7
Mining properties                                                                           172.0          168.8
Development properties and construction-in-progress                                         435.7          224.1
-------------------------------------------------------------------------------------------------------------------
                                                                                            775.6          559.6
Less accumulated depreciation, depletion
 and write-downs                                                                           (265.1)        (246.3)
-------------------------------------------------------------------------------------------------------------------
                                                                                         $  510.5        $ 313.3
-------------------------------------------------------------------------------------------------------------------


ACQUISITION OF KUBAKA
The Company has agreed to acquire, subject to certain conditions, from Cyprus Amax its indirect 50 percent interest in the Kubaka Project, located in the Magadan Region of the Russian Federation. The remaining 50 percent interest is held by various Russian entities.
The Kubaka Project has proven and probable reserves of approximately
2.5 million ounces of gold, of which the Company's share would be 1.25 million ounces. Additional gold and silver deposits, not classified as reserves, are included in the acquisition.

The purchase price is payable in shares of the Company's common stock with approximately 11.8 million shares payable at closing and 4.2 million shares paid upon commencement of commercial production, valued at $5.9375 per share, the average closing price for the ten trading days preceding the public announcement of the acquisition. In addition, the Company will pay $10 per ounce, up to a maximum of $45 million, for the Company's pro rata share of any new proven and probable gold reserves in the event the Company acquires the right to mine other deposits in the Russian Federation prior to 2004.

The Kubaka Project is expected to commence commercial production in early 1997 at capital costs in excess of its original estimate of $180 million. The increase reflects a possible delay in start-up and certain higher local costs and contingency provisions. Final estimates are currently being developed.

As of December 31, 1995, the Project had been funded through $80 million of equity contributions from the partners on a pro rata basis to their ownership interests and borrowings of $30 million. Project financing of $100 million is being provided by the European Bank for Reconstruction and Development and the U.S. Overseas Private Investment Corporation. Cyprus Amax has provided a completion guarantee of the financing which will remain in place until

                            AMAX GOLD INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in millions unless otherwise indicated and
            except per share amounts and amounts per ounce)

the Project meets certain completion tests. Amax Gold expects to complete the acquisition at the Kubaka Project in mid-1996.

ASSET WRITE-DOWNS
A re-evaluation of the Hayden Hill operation completed in July 1993 resulted in the downward revision of proven and probable ore reserves by approximately 400,000 contained gold ounces. During the last half of 1993, the Hayden Hill Mine was reconfigured as a heap leach only operation, with the mill maintained on stand-by status. As a result the Company recorded a $64.1 million pre-tax write-down of the Hayden Hill assets during 1993. After a successful year of full-scale heap leach only operation at Hayden Hill in 1994, the Company determined that a mill operation as originally designed would not be economic and recognized an additional $18.6 million pre-tax write-down of Hayden Hill assets during the fourth quarter of 1994. The Company also wrote down $2.5 million pre-tax of other assets in 1994.

Mining experience and a reinterpretation of geologic data at the Sleeper Mine during the fourth quarter of 1993 led to a reduction in proven and probable ore reserves by approximately 300,000 contained gold ounces. As a result, the Company recorded a $23.6 million pre-tax write-down of its Sleeper assets during the fourth quarter of 1993.

WAIHI TRANSACTION
During 1993, the Company realized an $8.8 million gain from the sale of the future economic benefit of the Company's 33.53 percent interest in the Waihi Mine in New Zealand. The Company received gross proceeds of $15.4 million and recorded a receivable of 15,500 ounces of gold to be paid over a 5-year period. Following the transaction, the Company sold forward, on a spot deferred forward basis, 15,500 gold ounces at an average price of $365 per ounce. The spot-deferred forward price of the remaining 7,750 ounces of gold receivable is $399 per ounce at December 31, 1995.

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


7.   LONG-TERM DEBT

At December 31                                                                              1995           1994
-------------------------------------------------------------------------------------------------------------------
Term loan, 8.3% for 1995, due 1997 - 2001                                                  $200.0       $    -
Gold loan, 5.4% for 1995, due 1996 - 2001                                                    42.5            -
Note payable to bank, 5.4% for 1994, due 1997                                                 -             40.9
Term loan, 7.7% for 1994, due 1997                                                            -             35.0
Gold leases, 5.6% for 1994, due 1995                                                          -             23.5
Chilean government agency debt, 8.3%
 for 1995 and 1994, due 1996                                                                  3.0            6.1
Gold loan, 0.2% for 1994, due 1995                                                            -              1.6
-------------------------------------------------------------------------------------------------------------------
                                                                                            245.5          107.1
Less current portion                                                                          7.3           23.9
-------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                             $238.2         $ 83.2
-------------------------------------------------------------------------------------------------------------------


Scheduled debt maturities as of December 31, 1995 (in millions) were $7.3, $36.3, $64.0, $64.0, $64.0 and $9.9 for the years 1996 through
2001, respectively.

During October 1995, the Company completed a term loan agreement for $250 million (the Fort Knox Loan) to be used for construction of the Fort Knox Project and repayment of certain existing debt obligations. The loan has a six year term with repayments beginning in 1997 and up to $125 million may be drawn in gold. As of December 31, 1995 the Company had borrowed $37 million in gold at $381 per ounce and $163 million in currency. During January 1996, an additional $34 million in currency was borrowed. Interest on the loan is calculated at LIBOR for the dollar portion and at the bank's lease rate for the gold portion, plus 2.25 or 2.0 percent at certain intervals of construction or plus 1.75 percent after completion tests are passed. Collateral for the loan includes the assets and production of the Fort Knox and Hayden Hill Mines and the stock of the subsidiaries owning the Sleeper and Guanaco Mines. The loan agreement places restrictions on proceeds of future equity offerings and borrowings, restricts dividends and requires certain net worth and cash ratios be maintained. Interest rate protection agreements must be in place for at least 50 percent of any dollar portion of the borrowing. In addition, Amax Gold must maintain gold reserve minimums and hedge a portion of future production in order to obtain specified minimum cash flows. Due to projected cost increases at the Fort Knox Project, the Fort Knox Loan was renegotiated in March 1996. See Note 15 for further discussion.

In February 1995, Compania Minera Maricunga (CMM), a 50 percent owned joint venture of Amax Gold, obtained $85 million in financing to build the Refugio Mine in Chile (the Refugio Loan). The loan was drawn in 223,684 ounces of gold which were sold for $380 per ounce. The Company and the other 50 percent owner are guarantors on a several basis in proportion to their respective ownership interests until completion tests are passed, at which time the loan becomes non-recourse to the Company. The loan is a five year amortizing term loan which can be transferred between gold and U.S. dollars. Interest on the loan is calculated at LIBOR for any U.S. dollar portion and at the bank's gold base rate for any gold portion, plus 1.75 percent during the construction phase and 2.5 percent after completion tests are passed.

During 1995, the Company repaid $104 million in third party debt with proceeds from the Fort Knox Loan and the Cyprus Amax $80 million convertible line of credit.

                            AMAX GOLD INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in millions unless otherwise indicated and
            except per share amounts and amounts per ounce)


8.   HEDGE CONTRACTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Precious metal hedge contracts include forward sales contracts, spot deferred forward sales, put and call options and compound options. Realization under these contracts is dependent upon the counterparties performing in accordance with the terms of the contracts. The Company does not anticipate nonperformance by the counterparties.

Forward sales contracts require the future delivery of gold at a specified price. Forward sales contracts that are made on a spot deferred basis allow the Company to defer the delivery of gold under a forward sales contract to a later date at a renegotiated market price. Various factors influence the decision to close a spot deferred forward sales contract or to roll the contract forward to a later date. A put option gives the put buyer the right, but not the obligation, to sell gold to the put seller at a predetermined price on or before a predetermined date. A call option gives the call buyer the right, but not the obligation, to buy gold from the call seller at a predetermined price on or before a predetermined date. The Company also uses compound options to protect against decreases in gold prices and to reduce the initial cash outlay needed to provide this protection. The call portion of a compound option allows the Company to purchase a put. The Company's risk in purchasing compound options is limited to the premium paid.

As of December 31, 1995, the Company's outstanding hedge contracts were as follows:

                                                           Average
                                                        Realized Price
                                        Gold Ounces        Per Ounce                    Period
----------------------------------------------------------------------------------------------------------
Forward sales contracts<F1>                453,079           $410               Jan. 1996 - April 1996
Option contracts:
 Purchased put options                     945,000           $407               Jan. 1996 - Dec. 2001
 Sold put options                          202,700           $379               Jan. 1996 - Sept. 1999
 Purchased call options                    455,000           $448               Mar. 1996 - Dec. 1997
 Sold call options                         306,400           $419               Jan. 1996 - Dec. 1996

<F1> Represents the net forward sales position which was made primarily on a spot deferred forward basis which allows deferral of the delivery of gold ounces to a later date at a renegotiated gold price.

The market value of the Company's forward contracts and put and call options at December 31, 1995 was approximately $22.6 million. Future market valuations for these contracts are dependent on gold market prices, option volatility and interest rates, which can vary significantly. These contracts will be utilized in the future to hedge against declines in gold market prices for the Company's future gold production while maintaining benefits in the event of higher gold market prices.

As a requirement of the Fort Knox Loan, the Company has entered into interest rate swap option agreements to reduce the impact of changes in interest rates. At December 31, 1995 the Company had purchased interest rate swap options with the right to pay a fixed rate of 6.58 percent at an average term of 3.6 years on a principal amount of $160 million and sold interest rate swap options with the obligation to pay a fixed rate of 5.70 percent at an average term of 3.4 years on a principal amount of $170 million. Gains or losses realized on these contracts will be amortized over the term of the loan. Amax Gold would pay approximately $1.4 million to terminate these interest rate swap agreements, given market interest rates at December 31, 1995; however, by February 1996, due to changes in market

                            AMAX GOLD INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in millions unless otherwise indicated and
            except per share amounts and amounts per ounce)


interest rates, this amount had decreased significantly. Due to the requirements placed on the Company as a condition of its Fort Knox borrowings, the Company does not expect to close these contracts.

The estimated fair values for financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, as measured on December 31, 1995 and 1994, are as follows:

                                                 1995                           1994
                                       --------------------------------------------------------
                                         Carrying         Fair         Carrying         Fair
                                          Amount          Value         Amount          Value
-----------------------------------------------------------------------------------------------
Cash and cash equivalents               $  25.6        $  25.6        $  36.7        $  36.7
Long-term receivables                      11.9           11.9            4.2            4.2
Long-term debt                            245.5          245.5          107.1          106.9
Hedging contracts                           8.2           22.6            5.0           13.0
Interest rate swap options                  -             (1.4)           -              -


The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS
The carrying amounts approximate fair value because of the short maturity of these instruments.

LONG-TERM RECEIVABLES
The fair value is estimated based on expected discounted future cash flows, including applicable interest.

LONG-TERM DEBT
The fair value is estimated based on the quoted market prices for the same or similar issues offered to the Company for debt of similar maturities.

HEDGING CONTRACTS
The fair value of options is estimated based on the spot price while the fair value of the forward sales is estimated based on the quoted market price for the contracts at December 31, 1995.

INTEREST RATE SWAP OPTIONS
The fair value of interest rate swap option agreements is estimated by obtaining quotes from financial institutions and represents the cost to buy out the swaps at December 31, 1995 and 1994. The Company does not expect to buy out these agreements.

9.   EMPLOYEE BENEFITS

PENSION PLAN
Substantially all employees in the United States are covered by a non-contributory defined benefit pension plan. Benefits are based generally on years of service and compensation levels prior to retirement. The Company makes annual contributions to the plan in accordance with the requirements of ERISA. Effective July 1, 1994, the Company

                            AMAX GOLD INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in millions unless otherwise indicated and
            except per share amounts and amounts per ounce)


amended its plan to a career average plan from a final pay plan. The change had the effect of reducing the projected benefit obligation and annual pension expense. Plan assets are invested in a balanced fund and small capital equity fund.

Net annual pension cost includes the following components:

                                                                             1995           1994           1993
-------------------------------------------------------------------------------------------------------------------
Service cost                                                                $   .5         $   .8         $  1.0
Interest cost                                                                   .3             .4             .4
Actual return on assets                                                        (.5)           (.1)           (.1)
Deferred gain (loss)                                                            .2            (.2)           -
Net amortization of prior service
 cost and losses                                                               (.1)            .2             .3
-------------------------------------------------------------------------------------------------------------------
Net periodic expense                                                        $   .4         $  1.1         $  1.6
-------------------------------------------------------------------------------------------------------------------


The following table summarizes the funded status of the plan and the related amounts recognized in the Company's financial statements at December 31:

                                                                                           1995           1994
-------------------------------------------------------------------------------------------------------------------
Actuarial present value of accumulated benefit
 obligation, including vested benefits of
 $4.2 million in 1995 and $2.7 million in 1994                                             $  5.1         $  3.6
-------------------------------------------------------------------------------------------------------------------

Projected benefit obligation                                                               $ (5.1)        $ (3.6)
Plan assets at fair value                                                                     3.4            2.1
-------------------------------------------------------------------------------------------------------------------
Plan assets less than projected benefit obligation                                           (1.7)          (1.5)
Unrecognized prior service cost                                                               (.8)           (.9)
Unrecognized net loss                                                                         1.6             .9
-------------------------------------------------------------------------------------------------------------------
Accrued pension cost                                                                       $  (.9)        $ (1.5)
-------------------------------------------------------------------------------------------------------------------


The following assumptions were used in calculating the funded status of the plan at December 31 and the pension cost for the subsequent year:

                                                                                            1995           1994
-------------------------------------------------------------------------------------------------------------------
Expected long-term rate of return on assets                                                   9.0%           9.0%
Discount rate                                                                                 7.25%          8.75%
Rate of increase in compensation levels                                                       5.25%          5.25%


POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The Company also provides certain health care and life insurance benefits for retired employees in the United States. The postretirement health care plans are contributory in certain cases based upon years of service, age and retirement date. The Company currently does not fund postretirement benefits and may modify plan provisions at its discretion. Net periodic postretirement benefit costs for the years ended December 31, 1995, 1994 and 1993 were insignificant.

                            AMAX GOLD INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in millions unless otherwise indicated and
            except per share amounts and amounts per ounce)


The following table sets forth the status of the plan and the related amounts recognized in the Company's financial statements at December 31:

                                                                                            1995           1994
-------------------------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
 Retirees                                                                                  $   .3         $   .4
 Fully eligible active plan participants                                                       .1             .1
 Other active plan participants                                                               1.4             .9
-------------------------------------------------------------------------------------------------------------------
Total accumulated postretirement benefit obligation                                           1.8            1.4
Plan assets at fair value                                                                       -              -
-------------------------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation
 in excess of plan assets                                                                    (1.8)          (1.4)
Unrecognized prior service cost                                                              (1.5)          (1.7)
Unrecognized net loss                                                                          .5             .3
-------------------------------------------------------------------------------------------------------------------
Accrued postretirement benefit cost                                                        $ (2.8)        $ (2.8)
-------------------------------------------------------------------------------------------------------------------


The accumulated postretirement benefit obligation was determined using a weighted average annual discount rate of 7.25 percent in 1995 and
8.75 percent in 1994. The assumed health care cost trend rate for 1996 is 11.5 percent declining gradually to 6 percent for 2007 and thereafter. A one percent increase in the health care cost trend rate used would have resulted in an insignificant increase in the 1995 postretirement benefit cost and the accumulated postretirement benefit obligation at December 31, 1995.

POSTEMPLOYMENT BENEFITS
The Company also has a number of postemployment plans covering severance, disability income and continuation of health and life insurance for disabled employees. Effective January 1, 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The pre-tax charge to 1993 earnings for the cumulative effect of this accounting change was $2.8 million, with a net earnings effect of $1.8 million. At December 31, 1995, the Company's liability for postemployment benefits totalled $4.4 million and is included in other liabilities.

10.  PREFERRED STOCK

In August 1994, the Company sold publicly 1.8 million shares of $3.75 Series B Convertible Preferred Stock (Preferred Stock) for net proceeds of $88.3 million. Preferred Stock is convertible at the option of the holder at any time at an initial conversion price of $8.25 per share (equivalent to a conversion rate of 6.061 shares of common stock for each share of Preferred Stock), subject to adjustment in certain events. If all of the Preferred Stock were to be converted, an additional 11.2 million common shares would be issued.

The Preferred Stock is redeemable at the option of the Company at any time on or after August 15, 1997, in whole or in part, for cash, initially at a redemption price of $52.625 per share declining ratably annually to $50.00 per share on or after August 15, 2004, plus accrued and unpaid dividends.

Annual cumulative dividends of $3.75 per share are payable quarterly on each November 15, February 15, May 15 and August 15, as and if declared by the Board of Directors.

                            AMAX GOLD INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in millions unless otherwise indicated and
            except per share amounts and amounts per ounce)

11.  COMMON STOCK

In February 1992, the Company's Board of Directors approved a Dividend Reinvestment Plan whereby shareholders of the Company may elect to reinvest any future common stock dividend payments in additional shares of the Company's common stock. Three million shares of the Company's common stock are reserved for issuance pursuant to this plan.

In 1994, the Company shareholders approved a plan to grant common shares to non-employee directors under which 100,000 shares of common stock were reserved for issuance. In each of June 1995 and August 1994, 7,500 shares were issued.

The Company issued warrants to purchase approximately 4 million shares of common stock in connection with the acquisition of the Fort Knox property. The warrants expired in January 1996.

During 1995, Amax Gold was reincorporated in Delaware and elected not to be governed by Section 203 of the Delaware General Corporation Law, permitting the Company to engage in business transactions with Cyprus Amax without requiring the approval of 66 2/3 percent of all stockholders excluding Cyprus Amax and its affiliates and associates. As a result of the reincorporation, Amax Gold's treasury stock was cancelled.

Earnings per common share have been calculated on the basis of the average common shares outstanding. Outstanding Company warrants and stock options were not considered in the earnings per share calculation as these were anti-dilutive.

12.  STOCK OPTION PLAN

The Company maintains a stock option plan for officers and salaried employees to purchase common shares. Options are exercisable at prices equal to the market value on the date of grant. Options vest in two years and remain exercisable until ten years from date of grant.

The following table summarizes activity under the stock option plan.

                                                                             Number      Average Price
                                                                           of Options      Per Share
--------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1994                                      776,425        $ 7.22
Options granted in 1995                                                       350,400        $ 7.16
Options canceled in 1995                                                       70,525        $ 7.48
Options outstanding at December 31, 1995                                    1,056,300        $ 7.18

Options exercisable at December 31, 1995                                      148,850        $ 8.75
--------------------------------------------------------------------------------------------------------


No options were exercised during 1995, 1994 or 1993. As of December 31, 1995, 1.9 million common shares are reserved for future grants.

During 1993, Amax Gold implemented a performance share plan. Under this plan, officers of the Company may receive restricted stock awards based on the rate of return received by investors in the Company's common stock, compared to that of its peers in the gold industry.
Such awards may be deferred, accelerated or otherwise adjusted

                            AMAX GOLD INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in millions unless otherwise indicated and
            except per share amounts and amounts per ounce)

based upon a strategic and comparative performance assessment. As of December 31, 1995, 35,400 shares were awarded and 814,600 shares were reserved for issuance. On December 13, 1995, an additional 52,550 shares were awarded to be effective January 1, 1996.

13.  DOMESTIC AND FOREIGN OPERATIONS

The Company's foreign operations consist of the Guanaco and Refugio Mines in Chile. The components of the Company's domestic and foreign operations were as follows:

                                                                            1995           1994           1993
-------------------------------------------------------------------------------------------------------------------
Revenues:
 United States                                                            $   68.2       $   74.9        $  69.2
 Foreign                                                                      28.4           19.7           12.7
-------------------------------------------------------------------------------------------------------------------
                                                                          $   96.6       $   94.6        $  81.9
-------------------------------------------------------------------------------------------------------------------

Loss from operations:
 United States                                                            $   (6.6)       $ (31.4)       $(104.7)
 Foreign                                                                     (10.6)         (12.5)         (11.3)
-------------------------------------------------------------------------------------------------------------------
                                                                          $  (17.2)       $ (43.9)       $(116.0)
-------------------------------------------------------------------------------------------------------------------

Net loss:
 United States                                                            $  (11.9)       $ (25.1)      $  (84.0)
 Foreign                                                                     (18.9)         (12.2)         (20.2)
-------------------------------------------------------------------------------------------------------------------
                                                                          $  (30.8)       $ (37.3)       $(104.2)
-------------------------------------------------------------------------------------------------------------------

Assets:
 United States                                                            $  468.0        $ 308.3        $ 294.6
 Foreign                                                                     143.1           94.9           86.4
-------------------------------------------------------------------------------------------------------------------
                                                                          $  611.1        $ 403.2        $ 381.0
-------------------------------------------------------------------------------------------------------------------


Substantially all of the Company's 1995, 1994 and 1993 sales were made in Europe through a wholly owned subsidiary of the Company. The Company's sales to major customers which exceeded 10 percent of total sales were $58 million to two customers in 1995, $65 million to four customers in 1994 and $38 million to two customers during 1993. The Company believes that the loss of any of these customers would have no material adverse impact on the Company because of the active worldwide market for gold.

                            AMAX GOLD INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in millions unless otherwise indicated and
            except per share amounts and amounts per ounce)

14.  COMMITMENTS AND CONTINGENCIES

The Company currently accrues reclamation liabilities for the following operations:

                                                                   Reclamation Costs Accrued
                                   Total Anticipated               -------------------------
                                   Reclamation Cost                Current      Non-Current
----------------------------------------------------------------------------------------------
Sleeper Mine                           $ 10.4                        $  4.0         $  5.8
Hayden Hill Mine                          6.8                             -            5.3
Wind Mountain Mine                         .8                            .8              -
----------------------------------------------------------------------------------------------
Total                                  $ 18.0                        $  4.8         $ 11.1
----------------------------------------------------------------------------------------------


The anticipated reclamation costs for the Sleeper, Hayden Hill and Wind Mountain mines are estimates based on current federal and state laws and regulations. The anticipated costs of reclamation for the Guanaco Mine, given current Chilean laws and regulations, are not expected to be significant. Changes in the federal, state and Chilean laws and regulations could impact these anticipated reclamation costs.

15.  SUBSEQUENT EVENT - RENEGOTIATION OF FORT KNOX LOAN

In March 1996, as a result of projected higher capital costs to complete the Fort Knox Project and other cash needs anticipated in 1996, the Company renegotiated the Fort Knox Loan and entered into certain other financial arrangements with Cyprus Amax. Cyprus Amax has guaranteed the loan until economic completion of the Fort Knox Project, as defined in the loan agreement, and the Company has agreed not to borrow without the consent of Cyprus Amax under the $100 million credit line previously provided by Cyprus Amax, which forms part of the guaranty.

The renegotiated Fort Knox loan agreement reduces the margin over LIBOR or the gold lease rate paid as interest to the banks from 2.25 percent to 0.50 percent and eliminates all financial and most other covenants of the Company. In consideration for the guaranty, the Company will pay Cyprus Amax the interest differential in addition to a one-time guaranty fee of 2.5 percent of the guaranteed amount. At the option of Cyprus Amax, these payments may be made in cash or the Company's common stock (subject to approval of the Company's shareholders) valued at a per share price equal to the average of the closing prices over a five day period ending the day before the election of Cyprus Amax. The Company is obligated to reimburse Cyprus Amax for any payments it makes under the guaranty; any reimbursement obligation will be payable to Cyprus Amax on demand and will bear interest at LIBOR plus 3.25 percent.

Cyprus Amax also agreed in March to provide to the Company with a demand loan facility to be used primarily to fund additional costs at Fort Knox and for general corporate purposes. Funding will be provided solely at the discretion of Cyprus Amax. The Company will pay interest on funds borrowed under this facility at LIBOR plus
2.25 percent, increasing by 1 percent in the event of a default by the Company, and amounts outstanding will be payable to Cyprus Amax on demand. The Company also will pay a one-time financing fee which when added to the guaranty fee will total 2.5 percent of the maximum amount that can be made available to the Company under these arrangements. All payments of fees, interest or repayments of loans to Cyprus Amax may be made in cash or the Company's common stock at the election of Cyprus Amax, valued as described above.

                            AMAX GOLD INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in millions unless otherwise indicated and
            except per share amounts and amounts per ounce)


Amounts outstanding under the guaranty and the demand loan facility are secured by a first priority interest in the collateral for the Fort Knox Loan and by such additional security interests in the Company's assets as Cyprus Amax may request from time to time.

Amax Gold will consider various options for additional funding, including the possibility of accessing equity markets. In addition, Cyprus Amax has informed the Company it intends to make additional needed financing available to the Company.

16.  QUARTERLY DATA (UNAUDITED)

Quarterly earnings data for the years ended December 31, 1995 and 1994 follow:

1995 Quarters                                                 First         Second          Third         Fourth
-------------------------------------------------------------------------------------------------------------------
Revenues                                                     $ 22.7         $ 26.7         $ 23.7         $ 23.5
Loss from operations                                           (4.9)          (2.7)          (2.9)          (6.7)
Net loss                                                       (6.0)          (4.5)          (4.9)          (8.5)
Loss attributable to common shares                             (7.7)          (6.2)          (6.6)         (10.3)
-------------------------------------------------------------------------------------------------------------------
Per common share:
 Net loss                                                     $ (.09)        $ (.08)        $ (.08)        $ (.11)
-------------------------------------------------------------------------------------------------------------------

1994 Quarters<F1>                                             First         Second          Third       Fourth<F2>
-------------------------------------------------------------------------------------------------------------------
Revenues                                                     $ 23.8         $ 27.9         $ 23.7         $ 19.2
Loss from operations                                           (4.7)          (1.9)          (7.1)         (30.2)
Loss before income taxes and
 cumulative effect of accounting change                        (6.7)          (3.5)          (8.2)         (31.2)
Net earnings (loss)                                             2.3           (3.5)          (6.9)         (27.4)
Earnings (loss) attributable to common
 shares                                                         2.3           (3.5)          (6.9)         (29.2)
-------------------------------------------------------------------------------------------------------------------
Per common share:
 Loss before cumulative
  effect of accounting change                                 $ (.07)        $ (.05)        $ (.09)        $ (.36)
 Cumulative effect of accounting change                          .09              -              -              -
-------------------------------------------------------------------------------------------------------------------
 Net earnings (loss)                                          $  .02         $ (.05)        $ (.09)        $ (.36)
-------------------------------------------------------------------------------------------------------------------

<F1> Restated for the change in inventory accounting policy effective January 1, 1994, which resulted in a net earnings increase of $8.1 million for the first quarter, $.2 million for the second quarter and $.7 million for the third quarter.

<F2> The Company issued 1.8 million preferred shares in August 1994.  Preferred share dividends were $1.8 million during the fourth quarter of 1994.

                            AMAX GOLD INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in millions unless otherwise indicated and
            except per share amounts and amounts per ounce)


17.  RESERVE DATA (UNAUDITED)

The following table presents proven and probable ore reserves by property at December 31. Ore reserves are calculated by the Company.

Ore Reserves<F1>
(thousands, except average grades)
                                          1995                                            1994           1993
                   ---------------------------------------------------------------   -------------  ------------
                                                                       Contained       Contained       Contained
                                             Average                     ounces          ounces         ounces
                                              grade      Contained        (the           (the            (the
                                             (ounces       ounces       Company's       Company's      Company's
                               Tons         per ton)       (100%)         share)         share)          share)
------------------------------------------------------------------------------------------------------------------
Gold
----
Producing mines:
  Guanaco<F2>                 4,858            0.078          378            378            481            570
  Hayden Hill                10,202            0.027          273            273            381            451
  Sleeper                       867            0.055           48             48            155            250
                                                           -------------------------------------------------------

Total producing mines                                         699            699          1,017          1,271
                                                           -------------------------------------------------------

Properties under
 construction:
  Refugio                   117,976            0.029        3,343          1,672          1,537          1,537
  Fort Knox                 161,835            0.025        4,094          4,094          4,094          4,117
                                                           -------------------------------------------------------

Total properties
 under construction                                         7,437          5,766          5,631          5,654
                                                           -------------------------------------------------------

Development properties<F3>:
  Haile                       8,736            0.089          780            488            488            431
                                                           -------------------------------------------------------

Total gold                                                  8,916          6,953          7,136          7,356
                                                           -------------------------------------------------------

<F1> RESERVE.  That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

     PROVEN RESERVES.  Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

                            AMAX GOLD INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in millions unless otherwise indicated and
            except per share amounts and amounts per ounce)


     PROBABLE RESERVES.  Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced.  The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

     These definitions comply with those issued by the Securities and Exchange Commission which are based on definitions used by the United States Bureau of Mines and the United States Geological Survey.

<F2> The Company owns a 90 percent interest in the Guanaco Mine and under existing shareholder arrangements receives 100 percent of production until certain conditions are met.  Management currently does not believe those conditions will be met; therefore 100 percent of Guanaco's reserves have been included in the
     Company's reserve table for 1995.

<F3> The Company's construction and production decision at the Haile development property is dependent on the issuance of appropriate permits, the resolution of legal disputes between the Company and its venture partner and the ability of the Company to obtain required financing.

The Company reports extractable (mineable) ore reserves. Reserves do not reflect losses in the milling or heap leaching processes, but do include allowance for ore dilution in the mining process.

Recovery rates for 1995 were as follows:

                                                                             Heap
                                                                             Leach                Mill
----------------------------------------------------------------------------------------------------------
Guanaco                                                                       55.30%                 -
Hayden Hill                                                                   60.10%                 -
Sleeper                                                                       55.50%              67.30%


Based on completed feasibility studies and the processes contemplated therein, the estimated average gold recovery rates at the Company's properties under construction and development properties are approximately 66 percent at Refugio, 90 percent at Fort Knox, and 65 to 85 percent at Haile.

As previously discussed, the Company expects to complete the acquisition of Kubaka in mid-1996. The addition of Kubaka will increase the Company's reserves by 2.7 million tons with an average grade of 0.460 ounces of gold per ton and 1.25 million contained ounces of gold. Recovery at Kubaka is anticipated to average 97 percent.

 ITEM 9.  THERE WERE NO CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE


                               PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year.

                   ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item appears in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year.

       ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                            AND MANAGEMENT

The information required by this item appears in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year.

       ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year.

                               PART IV

         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                          REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this report:

                                                             10-K Page
                                                             ---------
          1.   FINANCIAL STATEMENTS
               Reports of Independent Accountants                   24
               Report of Management                                 26
               Consolidated Statement of Operations for
                 each of the three years in the period ended
                 December 31, 1995                                  27
               Consolidated Balance Sheet at December 31, 1995
                 and 1994                                           28
               Consolidated Statement of Cash Flows for each
                 of the three years in the period ended
                 December 31, 1995                                  29
               Consolidated Statement of Shareholders'
                 Equity for each of the three years in the
                 period ended December 31, 1995                     30
               Notes to Consolidated Financial Statements           31

          2.   FINANCIAL STATEMENT SCHEDULES

               Financial statement schedules are not included in this Form 10-K because they are not applicable.

          3.   EXHIBITS

Exhibit
Number                  Exhibit
-------                 -------

  3(i) Certificate of Incorporation, dated April 13, 1995, and filed with the Secretary of State of the State of Delaware on April 26, 1995, filed as Appendix F to the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders and incorporated herein by reference.

  3(ii) Bylaws, adopted on April 26, 1995, as amended and restated effective June 21, 1995, filed as Exhibit 3(ii) to the Company's Registration Statement on Form 8-B filed June 21, 1995 and incorporated herein by reference.

  4.1     Certificate of Designations for the $2.25 Series A
          Convertible Preferred Stock, filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-B filed June 21, 1995 and incorporated herein by reference.

  4.2     Certificate of Designations for the $3.75 Series B
          Convertible Preferred Stock, filed as Exhibit 4.2 to the Company's Form 8-B filed June 21, 1995 and incorporated herein by reference.

 10.1 Agreement regarding issuance of stock dated September 29, 1995 between the Company and Cyprus Amax, filed as Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

 10.2     Directors' Deferred Compensation Plan, filed as Exhibit
          10.14.2 to the Company's Registration Statement No. 33-22645 and incorporated herein by reference.

 10.3     Excess Benefit Plan, filed as Exhibit EX-10(g) to the
          Company's Annual Report on Form 10-K for the year ended
          December 31, 1993 and incorporated herein by reference.

 10.4 Deferred Compensation Plan, filed as Exhibit EX-10(h) to the Company's Annual Report on Form 10-K for the year ended
          December 31, 1993 and incorporated herein by reference.

 10.5 1992 Stock Option Plan, filed as Exhibit A to the Company's Proxy Statement for the 1993 Annual Meeting of Stockholders and incorporated herein by reference.

 10.6 Performance Share Plan, filed as Exhibit B to the Company's Proxy Statement for the 1993 Annual Meeting of Stockholders and incorporated herein by reference.

 10.7 Term Loan Agreement, dated October 31, 1995, between Amax Gold Inc., Fairbanks Mining, Inc., Guanaco Mining Company, Inc., Lassen Gold Mining, Inc., Melba Creek Mining Inc., Nevada Gold Mining, Inc. and a group of banks, filed as
          Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference; Amendment to Term Loan Agreement dated December 7, 1995; and Cyprus Amax Guaranty, dated as of March 19, 1996 by Cyprus Amax, in favor of the administrative agent for the group of banks.

 10.8 Exploration Joint Venture Agreement, effective January 1, 1994, between the Company and Cyprus Amax, filed as
          Exhibit 10.1 to the Company's Registration Statement on
          Form S-3 (Registration No. 33-53963) and incorporated herein by reference; and Amendment to Exploration Joint Venture Agreement, dated December 29, 1995, between the Company and Cyprus Amax.

Exhibit
Number                  Exhibit
-------                 -------

 10.9 Revolving Credit Agreement, dated as of April 15, 1994 between the Company and Cyprus Amax, filed as Appendix A to the Company's Proxy Statement for the July 26, 1994 Special Meeting of Stockholders and incorporated herein by reference; and Amendment to Revolving Credit Agreement, dated as of March 10, 1994, between the Company and Cyprus Amax, filed as Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

 10.10 Revolving Credit Agreement, dated as of March 10, 1995, between the Company and Cyprus Amax, filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

 10.11    Loan Agreement, dated as of November 23, 1994, among
          Compania Minera Maricunga, as borrower, Amax Gold Inc. and Bema Gold Corporation, as guarantors, and certain banks, and related documents, filed as Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

 10.12 Credit Agreement, dated as of March 19, 1996, between the Company and Cyprus Amax; Guaranty Fee Agreement, dated as of March 19, 1996, between the Company and Cyprus Amax; and Reimbursement Agreement, dated as of March 19, 1996, between the Company and Cyprus Amax.

 10.13 Services Agreement, dated as of January 1, 1994, between the Company and Cyprus Amax.

 10.14 Agreement and Plan of Merger and Reorganization, dated as of January 24, 1996 among the Company, Amax Russia Corporation, Cyprus Amax, Cyprus Gold Company and Cyprus Magadan Gold Company.

 21       Subsidiaries of the Company.

 23.1     Consent of Price Waterhouse LLP.

 23.2     Consent of Coopers & Lybrand LLP.

 23.3     Consent of Mineral Resources Development, Inc.

 23.4     Consent of Derry, Michner, Booth & Wahl.

 27       Financial Data Schedule.

(b)   Reports on Form 8-K

          There were no reports on Form 8-K filed during the fourth quarter of 1995.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMAX GOLD INC.


Dated:  March 28, 1996        By Mark A. Lettes
                                --------------------------------------
                              Mark A. Lettes
                              Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 1996.

Signature                     Title
---------                     -----

Milton H. Ward                Chairman of the Board, Chief Executive
----------------------------  Officer (principal executive officer)
Milton H. Ward                and Director

Mark A. Lettes                Vice President and Chief Financial Officer
----------------------------  (principal financial officer)
Mark A. Lettes

David L. Mueller              Vice President, Controller and Assistant
---------------------------- Secretary (principal accounting officer) David L. Mueller

Allen Born                    Director
----------------------------
Allen Born

Gerald J. Malys               Director
----------------------------
Gerald J. Malys

Rockwell A. Schnabel          Director
----------------------------
Rockwell A. Schnabel

Vernon F. Taylor, Jr.         Director
----------------------------
Vernon F. Taylor, Jr.

Russell L. Wood               Director
----------------------------
Russell L. Wood

                             EXHIBIT INDEX

Exhibit
  No.     Description
______________________________________________________________________

 10.7     Amendment to Term Loan Agreement dated December 7,
          1995; and Cyprus Amax Guaranty, dated as of March
          19, 1996 by Cyprus Amax, in favor of the administrative agent for the group of banks.

 10.8     Amendment to Exploration Joint Venture Agreement, dated
          December 29, 1995, between the Company and Cyprus Amax.

 10.12 Credit Agreement, dated as of March 19, 1996, between the Company and Cyprus Amax; Guaranty Fee Agreement, dated as of March 19, 1996, between the Company and Cyprus Amax; and Reimbursement Agreement, dated as of March 19, 1996, between the Company and Cyprus Amax.

 10.13 Services Agreement, dated as of January 1, 1994, between the Company and Cyprus Amax.

 10.14 Agreement and Plan of Merger and Reorganization, dated as of January 24, 1996 among the Company, Amax Russia Corporation, Cyprus Amax, Cyprus Gold Company and Cyprus Magadan Gold Company.

 21       Subsidiaries of the Company.

 23.1     Consent of Price Waterhouse LLP.

 23.2     Consent of Coopers & Lybrand LLP.

 23.3     Consent of Mineral Resources Development, Inc.

 23.4     Consent of Derry, Michner, Booth & Wahl.

 27       Financial Data Schedule.