Form 10-Q
period 1996-03-31
AMAX GOLD INC
filed 1996-05-15
CIK 814577

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________to ___________

                         Commission file number 1-9620

                                AMAX GOLD INC.
            (Exact name of registrant as specified in its charter)


             DELAWARE                                      06-1199974
- ----------------------------------                 ---------------------------
(State or other jurisdiction of               (IRS Employers Identification No.)
 incorporation or organization)


9100 East Mineral Circle, Englewood, Colorado                80155
- ---------------------------------------------      ---------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code       (303) 643-5500
                                                   ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Common Stock Outstanding, $0.01 par value, as of May 14, 1996 - 96,474,560 shares

                                Total Pages - 14
                        Exhibit Index Located on Page 12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 AMAX GOLD INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in millions except per share amounts)
                                  (Unaudited)


                                       Three Months Ended
                                            March 31,
- ---------------------------------------------------------
                                         1996        1995
- ---------------------------------------------------------

Revenues                                $25.6       $22.7
Costs and operating expenses:
 Cost of sales                           18.7        19.7
 Depreciation and depletion               6.1         5.4
 General and administrative               2.7         1.8
Exploration                               0.6         0.7
- ----------------------------------------------------------
 Total costs and operating expenses      28.1        27.6
- ----------------------------------------------------------
Loss from operations                     (2.5)       (4.9)
 Interest expense                        (1.0)       (1.9)
 Interest income                          0.5         1.0
 Other                                   (0.5)       (0.2)
- ----------------------------------------------------------
Loss before income taxes                 (3.5)       (6.0)
 Income tax benefit                         -           -
- ----------------------------------------------------------
Net loss                                 (3.5)       (6.0)
Preferred stock dividends                (1.7)       (1.7)
- ----------------------------------------------------------
Loss attributable to common shares      $(5.2)      $(7.7)
- ----------------------------------------------------------
Loss per common share                   $(.05)      $(.09)
==========================================================

Weighted average common shares
 outstanding                             96.4        81.3
==========================================================

   The accompanying notes are an integral part of these financial statements.

                                AMAX GOLD INC.
                          CONSOLIDATED BALANCE SHEET
                (Dollars in millions except par value of stock)
                                  (Unaudited)

                                                                  March 31,     December 31,
                                                                     1996           1995
- ---------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents                                               $ 24.0         $ 25.6
Inventories                                                          29.9           26.6
Receivables                                                           2.5            2.7
Other                                                                16.2           10.3
- ---------------------------------------------------------------------------------------------
  Total current assets                                               72.6           65.2

Property, plant and equipment, net                                  555.1          510.5
Other                                                                34.8           35.4
- ---------------------------------------------------------------------------------------------
  Total assets                                                     $662.5         $611.1
=============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, trade                                            $ 17.0         $ 14.5
Accrued and other current liabilities                                21.3           16.2
Reclamation reserve, current portion                                  5.1            4.8
Current maturities of long-term debt                                  5.8            7.3
Note payable to Cyprus Amax under line of credit                      5.0              -
- ---------------------------------------------------------------------------------------------
  Total current liabilities                                          54.2           42.8

Long-term debt                                                      288.2          238.2
Note payable to Cyprus Amax under line of credit                        -            5.0
Reclamation reserve, noncurrent portion                              11.1           11.1
Deferred income taxes                                                10.0           10.0
Other                                                                 7.4            7.7
- ---------------------------------------------------------------------------------------------
  Total liabilities                                                 370.9          314.8

Commitments and contingencies                                           -              -

Shareholders' equity:
  Preferred stock, par value $1.00 per share, authorized
   10,000,000 shares, of which 2,000,000 shares have been
   designated as $2.25 Series A Convertible Preferred Stock,
   no shares issued and outstanding; 1,840,000 shares have
   been designated as $3.75 Series B Convertible Preferred
   Stock, issued and outstanding 1,840,000 shares                     1.8            1.8
  Common stock, par value $.01 per share, authorized
   200,000,000 shares, issued and outstanding 96,449,978
   shares in 1996 and 96,427,838 shares in 1995                       1.0            1.0
 Paid-in capital                                                    340.3          339.8
 Accumulated deficit                                                (51.5)         (46.3)
- ---------------------------------------------------------------------------------------------
  Total shareholders' equity                                        291.6          296.3
- ---------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                       $662.5         $611.1
=============================================================================================

      The accompanying notes are an integral part of these financial statements.

                                AMAX GOLD INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)

                                                      Three Months Ended
                                                          March 31,
- ------------------------------------------------------------------------
                                                         1996     1995
- ------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net loss                                              $ (3.5)  $ (6.0)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and depletion                              6.1      5.4
  Increase in reclamation reserves                        0.3      0.5
  Decrease (increase) in working capital items           (3.4)     1.8
- ------------------------------------------------------------------------
Net cash provided by (used in) operating activities      (0.5)     1.7
- ------------------------------------------------------------------------
Investing Activities
 Capital expenditures                                   (41.0)   (19.5)
 Loan to joint venture partner                           (2.0)   (10.0)
 Capitalized interest                                    (4.6)    (0.3)
 Proceeds from repayment of loans                           -      1.2
 Other                                                      -     (0.1)
- ------------------------------------------------------------------------
Net cash used in investing activities                   (47.6)   (28.7)
- ------------------------------------------------------------------------
Financing Activities:
 Proceeds from financings                                50.0     47.5
 Repayments of financings                                (1.5)    (3.3)
 Deferred financing costs                                (0.3)    (2.3)
 Cash dividends paid                                     (1.7)    (1.7)
- ------------------------------------------------------------------------
Net cash provided by financing activities                46.5     40.2
- ------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents          (1.6)    13.2
Cash and equivalents at January 1                        25.6     36.7
- ------------------------------------------------------------------------
Cash and equivalents at March 31                       $ 24.0   $ 49.9
========================================================================



The accompanying notes are an integral part of these financial statements.

                                AMAX GOLD INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.  FINANCIAL STATEMENT ADJUSTMENTS AND FOOTNOTE DISCLOSURES

The accompanying interim unaudited financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation. Results for any interim period are not necessarily indicative of the results that may be achieved in future periods. The financial information as of this interim date should be read in conjunction with the financial statements and notes thereto contained in Amax Gold Inc.'s ("Amax Gold" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1995. The Company is currently 51.2 percent owned by Cyprus Amax Minerals Company ("Cyprus Amax").

2.  INVENTORIES

Inventories consist of the following (in millions):

                                           March 31,     December 31,
                                             1996            1995
- ----------------------------------------------------------------------
Precious metals refined and in-process        $24.2         $21.7
Materials and supplies                          5.7           4.9
- ----------------------------------------------------------------------
                                              $29.9         $26.6
======================================================================

3.  LONG-TERM DEBT

In March 1996, as a result of projected higher capital costs to complete construction of the Fort Knox Project and for other general corporate purposes in 1996, the Company renegotiated the $250 million Fort Knox financing and entered into certain other financial arrangements with Cyprus Amax. Cyprus Amax has guaranteed the financing until economic completion of the project, as defined in the loan agreement, and the Company has agreed not to borrow without the consent of Cyprus Amax under the $100 million credit line previously provided by Cyprus Amax which forms part of the guaranty. The Company borrowed the remaining $50 million in the first quarter of 1996 under the renegotiated Fort Knox loan agreement.

The renegotiated loan agreement reduces the margin over LIBOR or the gold lease rate paid as interest to the banks from 2.25 percent to 0.50 percent and eliminates all financial and most other covenants of the Company. In consideration for the guaranty, the Company will pay Cyprus Amax the 1.75 percent interest differential in addition to a one-time guaranty fee of 2.5 percent of the guaranteed amount. The Company is obligated to reimburse Cyprus Amax for any payments it makes under the guaranty; any reimbursement obligation will be payable to Cyprus Amax on demand and will bear interest at LIBOR plus
3.25 percent.

Cyprus Amax also agreed in March 1996 to provide the Company with a demand loan facility to be used primarily to fund additional costs at Fort Knox and for general corporate purposes. Funding will be provided solely at the discretion of Cyprus Amax. The Company will pay interest on funds borrowed under this facility at LIBOR plus 2.25 percent, increasing by 1 percent in the event of a default by the Company, and amounts outstanding will be payable to Cyprus Amax on demand. The Company also will pay a one-time financing fee which when added to the guaranty fee will total 2.5 percent of the maximum amount that can be made available to the Company under these arrangements.

All payments of fees, interest or repayments of loans to Cyprus Amax may be made in cash or the Company's common stock (subject to approval of the Company's shareholders) at the election of Cyprus Amax, valued at a per share price equal to the average of the closing prices over a five day period ending the day before the election of Cyprus Amax. Amounts outstanding under the guaranty and the demand loan facility are secured by a first priority interest in the collateral for the Fort Knox Loan and by such additional security interests in the Company's assets as Cyprus Amax may request from time to time. During April and May 1996, the Company borrowed $25 million under the demand loan facility and repaid $5 million outstanding under the $100 million line of credit.

4.  HEDGE CONTRACTS

Forward sales contracts, generally on a spot deferred basis, put and call option contracts and compound options are entered into from time to time to protect the Company from the effect of price changes on precious metals sales. As of March 31, 1996, the Company's outstanding hedge contracts are as follows:


                                                Average
                                 Gold        Realized Price
                                Ounces         Per Ounce             Period
- ---------------------------------------------------------------------------------
Forward sales contracts/(1)/    578,929         $414      April 1996 - June 1996
Option contracts:
 Purchased put options          726,500         $418      April 1996 - Dec. 2001
 Sold put options               214,000         $384      April 1996 - Sept. 1999
 Purchased call options         585,000         $449      May 1996 - Dec. 1997
 Sold call options              526,049         $435      April 1996 - Jan. 1997


/(1)/ Represents the net forward sales position made primarily on a spot deferred basis which allows deferral of the delivery of gold ounces to a later date at a renegotiated gold price.

The market value of the Company's forward contracts and put and call options at March 31, 1996 was approximately $16.8 million. Future market valuations for contracts are dependent on gold market prices, option volatility and interest rates, which can vary significantly. Contracts will be utilized in the future to hedge against declines in gold market prices for the Company's future gold production while maintaining benefits in the event of higher gold market prices.

As a requirement of the Fort Knox financing, the Company entered into interest rate swap option agreements to reduce the impact of changes in interest rates. At March 31, 1996, the Company had interest rate swaps and swap option sales contracts that if exercised between April and September of 1996 would obligate the Company to pay a fixed rate of 5.43 percent over an average term of 3 years on a principal amount of $120 million. Swap options expiring between July 1996 and March 1997 were sold to cancel $50 million of swap contracts that if exercised would reduce the Company's obligation to paying a fixed rate of 5.27 percent on a principal amount of $70 million. The Company also had purchased swap options with the right to pay 6.28 percent over an average term of 3.3 years on a principal amount of $130 million. The market value of the Company's interest rate swap options at March 31, 1996 was approximately $1.0 million.

5. ACQUISITION OF KUBAKA

The Company has agreed to acquire, subject to certain conditions, from Cyprus Amax its indirect 50 percent interest in the Kubaka Project, located in the Magadan Region of the Russian Federation. The Kubaka Project is expected to start-up in 1997 at an estimated total capital construction cost of $228 million, which exceeds the original estimate by $46 million. The increase reflects a delay in start-up, higher logistics, freight and labor costs and higher than anticipated taxes.

As of March 31, 1996, the Project had been funded through $80 million of equity contributions from the partners on a pro rata basis to their ownership interests and borrowings of $70 million. Project financing of $100 million is being provided by the European Bank for Reconstruction and Development and the U.S. Overseas Private Investment Corporation. In April 1996, the remaining $30 million was borrowed. Cyprus Amax has informed Amax Gold that it is exploring various methods by which the increased costs at Kubaka may be funded. Amax Gold is evaluating the impact of these cost increases on the project and the acquisition transaction. Subject to satisfactory resolution of these issues, the Company expects to complete the acquisition later this year.

6.  COMMITMENTS AND CONTINGENCIES

Reclamation, site restoration and closure costs are accrued on a units-of-production basis using estimates based upon current federal, state and Chilean laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally becoming more restrictive. Any changes in these laws and regulations could impact future estimated reclamation costs. Total reclamation costs for the Company at the end of current operating mine lives are estimated to be approximately $18 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

The following table sets forth the Company's gold production, production costs, gold sales and average realized prices for the three months ended March 31, 1996 and 1995.

                                                               Three Months Ended
                                                                    March 31,
- -----------------------------------------------------------------------------------
                                                                 1996       1995
- -----------------------------------------------------------------------------------
GOLD PRODUCTION (OUNCES)
 Guanaco                                                       18,919     20,104
 Hayden Hill                                                   21,028     17,842
 Sleeper                                                       19,220     17,296
 Wind Mountain                                                      -      1,252
- -----------------------------------------------------------------------------------
  Total gold production                                        59,167     56,494
- -----------------------------------------------------------------------------------
CASH OPERATING COSTS ($ PER OUNCE OF GOLD PRODUCED)/(1)/
 Guanaco                                                      $   352    $   303
 Hayden Hill                                                      292        289
 Sleeper                                                          226        386
 Wind Mountain                                                      -        249
- -----------------------------------------------------------------------------------
  Total average cash operating costs                          $   290    $   323
- -----------------------------------------------------------------------------------
TOTAL CASH COSTS ($ PER OUNCE OF GOLD PRODUCED)/(1)/
 Guanaco                                                      $   365    $   318
 Hayden Hill                                                      300        302
 Sleeper                                                          230        392
 Wind Mountain                                                      -        281
- -----------------------------------------------------------------------------------
  Total average cash costs                                    $   298    $   335
- -----------------------------------------------------------------------------------
TOTAL PRODUCTION COSTS ($ PER OUNCE OF GOLD PRODUCED)/(1)/
 Guanaco                                                      $   524    $   465
 Hayden Hill                                                      411        406
 Sleeper                                                          336        457
 Wind Mountain                                                      -        294
- -----------------------------------------------------------------------------------
  Total average production costs                              $   423    $   441
===================================================================================
 Ounces of gold sold                                           62,273     55,992
 Average realized price per ounce sold                        $   412    $   406
===================================================================================

/(1)/Effective January 1, 1996, the Company adopted the Gold Production Cost
     Standard developed by the Gold Institute in order to facilitate comparisons among companies in the gold industry. Cash production costs as reported in prior periods have been restated. The only material difference between amounts previously reported as cash production costs and the Gold Institute standard are reclamation costs which are not included in total cash costs under the new standard. Total cash costs include all operating costs at the mine sites, including overhead, and, where applicable, Nevada net proceeds tax, royalties and credit for silver by-products. Royalties and production taxes constitute the difference between cash operating costs and total cash costs under the new standard.

RESULTS OF OPERATIONS

Amax Gold reported a 1996 first quarter net loss of $3.5 million, or $.05 per share, on revenue of $25.6 million, compared to a net loss of $6.0 million, or $.09 per share, on revenue of $22.7 million in the first quarter of 1995. Improved 1996 first quarter results were due to increased gold sales, higher gold realizations and lower cost of sales.

First quarter 1996 revenue increased approximately 13 percent from the comparable 1995 quarter primarily as a result of higher realized prices and increased sales volumes. The Company's average realized price in the first quarter of 1996 was $412 per ounce, or $6 per ounce above last year's level, and exceeded the COMEX average price of $400 for the quarter. Sales increased during the first quarter of 1996 to 62,273 ounces compared to 55,992 ounces during the first quarter of 1995 due to timing of shipments, drawdown of inventory and higher production at Hayden Hill and Sleeper.

Despite higher sales, the Company reported a slight decline in cost of sales to $18.7 million during the first quarter of 1996 from $19.7 million for the first quarter of 1995. Gold production totalled 59,167 ounces during the first quarter of 1996 compared to 56,494 ounces produced during the same period of 1995. Lower average cash costs, which on a per ounce basis were reduced to $298 for the 1996 first quarter from $335 for the first quarter of 1995 were the main factor in the improved cost of sales.

The reduction in cash costs and increased production is primarily due to increased mill head grade and heap leach recoveries at the Sleeper Mine in Nevada. Cash costs of $230 per ounce at Sleeper for the 1996 first quarter compare to $392 per ounce in the first quarter of 1995. Mining was completed at Sleeper during March 1996 with milling to continue until the third quarter of 1996 and residual leaching anticipated to continue through 1997. The decrease in cash costs at Sleeper more than offset an increase at Guanaco attributed to processing lower grade ores, partially offset by improved crusher operations. Guanaco's grade is expected to increase during 1996 resulting in continuous improvements in production and cash costs. Production increased in the first quarter of 1996 at the Hayden Hill Mine in California from the first quarter of 1995, primarily due to processing of higher grade ores.

Depreciation and depletion increased $0.7 million, or approximately 13 percent, due to higher depreciation and depletion rates at Sleeper and Guanaco. The rate at Sleeper increased in 1996 due to higher than anticipated capital spending during 1995 while at Guanaco the rate increased due to a revised mine plan, which lowered estimated future production. On a unit basis, weighted average depreciation and depletion increased to $103 per ounce in the first quarter of 1996 from $96 per ounce in the comparable 1995 quarter.

General and administrative expenses increased $0.9 million to $2.7 million during the first quarter of 1996 primarily as a result of severance and outside litigation expense. Exploration spending in the first quarter of 1996 decreased slightly from the 1995 quarter. During March 1996, the Company decided not to proceed with development of the Robertson exploration property in Nevada.

Interest expense for the 1996 first quarter was $0.9 lower than the corresponding 1995 quarter. This decrease resulted from $4.6 million of capitalized interest on the Fort Knox and Refugio Mine construction compared with only $0.3 million of capitalized interest during the first quarter of 1995, partially offset by higher outstanding debt balances. Interest income declined by $0.5 million as a result of lower average cash balances and reduced interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $18.4 million at March 31, 1996 compared to $22.4 million at December 31, 1995. During the first quarter of 1996 cash used in operations was $0.5 million while $47.6 million was used for investing activities. Capital expenditures, excluding capitalized interest, were approximately $37 million at Fort Knox and $3 million at Refugio.

As previously announced, Amax Gold projected capital cost increases at the Fort Knox project. Updated reviews indicate total project capital costs are expected to be approximately $370 million. This compares to the original estimate of $256 million. In addition, $26 million of capitalized interest will be charged to the project. Project start-up is now expected in early 1997.

The principal causes for the additional cost estimates result from unexpected geotechnical conditions in the underlying bedrock which increased excavation requirements at the site of the two dams, the primary crusher and the access road; design changes made to improve operations of the facility and also to comply with more stringent fire code requirements and difficult seismic conditions; and the economic effect of the later start-up. In addition, the project has experienced higher than anticipated costs in several areas such as labor, freight and engineering.

As a result of projected costs increases in completing the Fort Knox Project and other projected cash needs in 1996, the Company has renegotiated the $250 million Fort Knox loan which Cyprus Amax has guaranteed until economic completion. Until economic completion, the Company will not make additional draws under the $100 million convertible line of credit without Cyprus Amax' prior consent. During the first quarter of 1996, Cyprus Amax has also made available to Amax Gold a demand loan facility to be used primarily to fund additional capital costs at Fort Knox and for general corporate purposes. Funding will be provided solely at the discretion of Cyprus Amax. Cyprus Amax has informed Amax Gold that it intends to make additional needed financing available.

The first gold pour took place at the Refugio mine on April 13, 1996. Mechanical problems with a secondary crusher and the tertiary crushers have resulted in unscheduled plant shutdowns for repairs that are causing a slower than anticipated start-up and it is expected that Refugio will reach commercial production later in 1996. The proceeds of the $85 million financing arranged in February 1995 to build the mine have been expended and start-up costs incurred subsequently have been funded by the Company and its Refugio joint venture partner. The Company loaned its Refugio joint venture partner an additional $2 million during the quarter to fund a portion of the partner's start-up costs. The Refugio lenders are fully informed about the progress of the Refugio start-up and are working with the Company to resolve certain issues related to the financing.

In October 1995 the Company announced that it would acquire, subject to certain conditions, Cyprus Amax's 50 percent share of the Kubaka Project in far eastern Russia. Higher capital costs are now estimated to complete the Kubaka Project, reflecting a delay in start-up, higher logistics, freight and labor costs and higher than anticipated taxes. Total capital construction costs are now expected to total approximately $228 million. Cyprus Amax has informed Amax Gold that it is exploring various methods by which the increased costs at Kubaka may be funded. Amax Gold is evaluating the impact of these cost increases on the project and the acquisition transaction. Subject to satisfactory resolution of these issues, the Company expects to complete the acquisition later this year.

Net financing activities generated $46.5 million during the first quarter of 1996. The remaining $50 million of the Fort Knox financing was drawn during the quarter, which was sufficient to fund the Company's cash needs through mid-April. During April and May, the Company borrowed $25 million from Cyprus Amax under a demand loan facility discussed above. The Company is obligated to pay Cyprus Amax a guaranty and financing fee equal to 2.5 percent of the total amounts available to Amax Gold under the guaranty and demand loan arrangements. Cyprus Amax may be paid amounts due as principal, interest and fees at the election of Cyprus Amax in cash or, following approval by the Company's stockholders, in the Company's common stock valued at the average closing price for the five-day period prior to such election.

Cash flows from operations during 1996 are expected to be sufficient to fund operating and administrative expenses, exploration expenditures and interest payments on outstanding debt. The Company anticipates borrowing additional funds under the Cyprus Amax demand loan facility described above in order to fund the remaining capital expenditures, Fort Knox working capital build-up and scheduled debt repayments. Amax Gold will consider various options for additional funding including the possibility of additional equity financing. Currently, $108 million of equity and/or subordinated debt securities are available to Amax Gold under a universal shelf registration statement.

Amax Gold paid a regular quarterly dividend of $.9375 per preferred share during the quarter. At March 31, 1996 approximately 96.4 million shares of the Company's Common Stock were outstanding.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such forward-looking statements include statements regarding expected commencement dates of mining or precious metals production operations, projected quantities of future precious metals production, and anticipated production rates, costs and expenditures as well as projected demand or supply for the products the Company produces which will affect both sales levels and prices realized by the Company. Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile price of gold, the political and economic risks associated with foreign operations, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, delays in anticipated start-up dates, environmental risks, the results of financing efforts and financial market conditions and other risk factors detailed in the Company's Securities and Exchange Commission filings. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (A) An annual meeting of stockholders was held on April 30, 1996.

         (B) See (c) below.

         (C) Two proposals were submitted for approval, which were passed with voting results as follows:

             1) All six of the Company's directors were reelected to serve until the annual meeting of stockholders in 1997, based on the following tabulations:

               (1) Allen Born:  90,165,261 affirmative votes, 199,129 withheld
               (2) Gerald J. Malys:  90,168,532 affirmative votes, 195,859 withheld
               (3) Rockwell A. Schnabel:  90,169,297 affirmative votes, 195,094 withheld
               (4) Vernon F. Taylor, Jr.:  90,153,207 affirmative, 211,184 withheld
               (5) Milton H. Ward:  90,168,126 affirmative votes, 196,265 withheld; and
               (6) Russell L. Wood:  90,160,989 affirmative votes, 203,401 withheld.

             2) The selection of Price Waterhouse as independent accountants for the current fiscal year was approved by a tabulation of 90,201,734 votes in favor, 105,256 votes against and 57,400 abstaining.

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



Dated:  May 15, 1996