Form 10-Q
period 1996-06-30
AMAX GOLD INC
filed 1996-08-13
CIK 814577

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________to ___________

                         Commission file number 1-9620

                                AMAX GOLD INC.
            (Exact name of registrant as specified in its charter)


           DELAWARE                                     06-1199974
- -------------------------------              ----------------------------------
(State or other jurisdiction of              (IRS Employers Identification No.)
 incorporation or organization)

   9100 East Mineral Circle, Englewood, Colorado                   80112
- ------------------------------------------------                ----------
     (Address of principal executive offices)                   (Zip Code)

   Registrant's telephone number, including area code         (303) 643-5500
                                                             ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Common Stock Outstanding, $0.01 par value, as of August 9, 1996 - 96,492,424 shares

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


                                       Three Months Ended    Six Months Ended
                                             June 30,            June 30,
- -------------------------------------------------------------------------------
                                         1996        1995     1996       1995
- -------------------------------------------------------------------------------
Revenues                               $ 25.6      $ 26.7   $ 51.2     $ 49.4
- -------------------------------------------------------------------------------
Costs and expenses:
 Cost of sales                           16.5        20.6     35.2       40.3
 Depreciation and depletion               6.7         5.3     12.8       10.7
 General and administrative               2.3         2.0      5.0        3.8
 Exploration                              0.8         1.5      1.4        2.2
- -------------------------------------------------------------------------------
 Total costs and expenses                26.3        29.4     54.4       57.0
- -------------------------------------------------------------------------------
Loss from operations                     (0.7)       (2.7)    (3.2)      (7.6)
 Interest expense                        (6.9)       (2.9)   (12.5)      (5.1)
 Capitalized interest                     5.6         0.7     10.2        1.0
 Interest income                          0.4         1.1      0.9        2.1
 Other                                   (0.9)       (0.7)    (1.4)      (0.9)
- -------------------------------------------------------------------------------
Loss before income taxes                 (2.5)       (4.5)    (6.0)     (10.5)
 Income tax benefit                          -           -        -          -
- -------------------------------------------------------------------------------
Net loss                                 (2.5)       (4.5)    (6.0)     (10.5)
Preferred stock dividends                (1.7)       (1.7)    (3.4)      (3.4)
- -------------------------------------------------------------------------------
Loss attributable to common shares     $ (4.2)     $ (6.2)  $ (9.4)    $(13.9)
===============================================================================

Loss per common share                  $ (.05)     $ (.08)  $ (.10)    $ (.17)
===============================================================================

Weighted average common
shares outstanding                       96.5        81.3     96.5       81.3
===============================================================================

        The accompanying notes are an integral part of these statements.

                                AMAX GOLD INC.
                          CONSOLIDATED BALANCE SHEET
                  (Dollars in millions except share amounts)
                                  (Unaudited)





                                                                        June 30,    December 31,
                                                                         1996           1995
- -------------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents                                                   $ 11.8         $ 25.6
Inventories                                                              31.2           26.6
Receivables                                                               3.0            2.7
Other                                                                    16.4           10.3
- -------------------------------------------------------------------------------------------------
  Current assets                                                         62.4           65.2

Property, plant and equipment, net                                      604.5          510.5
Other                                                                    36.2           35.4
- -------------------------------------------------------------------------------------------------
  Total assets                                                         $703.1         $611.1
=================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Cyprus Amax demand loan                                                $ 45.0         $    -
Current maturities of long-term debt                                      5.8            7.3
Accounts payable, trade                                                  20.0           14.5
Accrued and other current liabilities                                    23.1           16.2
Reclamation reserve, current portion                                      3.5            4.8
- -------------------------------------------------------------------------------------------------
  Current liabilities                                                    97.4           42.8

Long-term debt                                                          288.2          238.2
Note payable to Cyprus Amax                                                 -            5.0
Reclamation reserve, noncurrent portion                                  12.9           11.1
Deferred income taxes                                                    10.0           10.0
Other                                                                     7.3            7.7
- -------------------------------------------------------------------------------------------------
  Total liabilities                                                     415.8          314.8

Commitments and contingencies                                               -              -

Shareholders' equity:
  Preferred stock, par value $1.00 per share, authorized
   10,000,000 shares, of which 2,000,000 shares have been
   designated as Series A Convertible Preferred Stock, no
   shares issued and outstanding; and 1,840,000 shares have
   been designated as $3.75 Series B Convertible Preferred Stock,
   issued and outstanding 1,840,000 shares                                1.8            1.8
  Common stock, par value $.01 per share, authorized
    200,000,000 shares, issued and outstanding 96,482,865
    shares in 1996 and 96,427,838 shares in 1995                          1.0            1.0
Paid-in capital                                                         340.2          339.8
Accumulated deficit                                                     (55.7)         (46.3)
- -------------------------------------------------------------------------------------------------
  Total shareholders' equity                                            287.3          296.3
- -------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                           $703.1         $611.1
=================================================================================================

        The accompanying notes are an integral part of these statements.

                                AMAX GOLD INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)



                                                     Six Months Ended
                                                         June 30,
- -------------------------------------------------------------------------------
                                                       1996      1995
- -------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net loss                                            $  (6.0)   $(10.5)
  Adjustments to reconcile net loss to
   cash provided by operating activities:
    Depreciation and depletion                           12.8      10.7
    Increase in reclamation reserves                      0.5       0.9
    Other                                                 0.3       0.8
    Increase in working capital items                    (1.9)     (5.9)
- -------------------------------------------------------------------------------
Net cash provided (used) by operating activities          5.7      (4.0)
- -------------------------------------------------------------------------------
Investing Activities:
  Capital expenditures                                  (91.7)    (60.5)
  Loan to joint venture partner                          (2.0)    (10.0)
  Capitalized interest                                  (10.2)     (1.0)
  Proceeds from repayment of loans                          -       1.2
- -------------------------------------------------------------------------------
Net cash used by investing activities                  (103.9)    (70.3)
- -------------------------------------------------------------------------------
Financing Activities:
  Proceeds from financings                               95.0      82.8
  Repayments of financings                               (6.5)    (11.8)
  Deferred financing costs                               (0.7)     (2.5)
  Cash dividends paid                                    (3.4)     (3.4)
- -------------------------------------------------------------------------------
Net cash provided by financing activities                84.4      65.1
- -------------------------------------------------------------------------------

Net decrease in cash and equivalents                    (13.8)     (9.2)
Cash and equivalents at January 1                        25.6      36.7
- -------------------------------------------------------------------------------
Cash and equivalents at June 30                       $  11.8    $ 27.5
===============================================================================


        The accompanying notes are an integral part of these statements.

                                AMAX GOLD INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                  (Unaudited)


1.  BASIS OF PRESENTATION

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

2.   INVENTORIES

Inventories consist of the following (in millions):

                                      June 30,       December 31,
                                        1996             1995
- -------------------------------------------------------------------------------
Gold:
  Finished goods                      $ 11.2           $ 10.0
  Work-in-process                       13.4             11.7
Materials and supplies                   6.6              4.9
- -------------------------------------------------------------------------------
                                      $ 31.2           $ 26.6
===============================================================================

3.  LONG-TERM DEBT

During the second quarter, the Company borrowed $45 million under a demand loan facility provided by Cyprus Amax in March 1996 in connection with the restructuring of certain of the Company's financing arrangements. Through August 9, 1996, Amax Gold has borrowed an additional $30 million. The Company pays interest on funds borrowed under this facility at LIBOR plus 2.25 percent. Amounts outstanding are payable to Cyprus Amax on demand.

In exchange for the guaranty in March 1996 by Cyprus Amax of the Company's $250 million Fort Knox financing and the demand loan facility, the Company will pay Cyprus Amax a financing and guaranty fee of $10 million and interest differential payments of 1.75 percent on amounts outstanding under the Fort Knox financing.

All of these obligations may be paid at the election of Cyprus Amax in either cash or the Company's Common Stock (subject to approval of the Company's shareholders), valued at a price per share equal to the average of the closing prices over a five day period ending prior to the election of Cyprus Amax.

4.  HEDGE CONTRACTS

Forward sales contracts, generally on a spot deferred basis, put and call option contracts and compound options are entered into from time to time to protect the Company from the effect of price changes on precious metals sales. As of June 30, 1996, the Company's outstanding hedge contracts were as follows:


                                          Average
                               Gold    Realized Price
                              Ounces     Per Ounce            Period
- -------------------------------------------------------------------------------
Forward sales contracts/(1)/  369,880       $431        July 1996 - Sept. 1996
Option contract:
 Purchased put options        711,500       $420        July 1996 - Dec. 2001
 Sold put options             236,050       $383        July 1996 - Sept. 1999
 Purchased call options       175,000       $435        Feb. 1997 - March 1997
 Sold call options            521,400       $436        July 1996 - Dec. 1997

/(1)/ Represents the net forward sales position made primarily on a spot deferred basis which allows deferral of the delivery of gold ounces to a later date at a renegotiated gold price.

The market value of the Company's forward contracts and put and call options at June 30, 1996 was approximately $25.2 million. Future market valuations for contracts are dependent on gold market prices, option volatility and interest rates, which can vary significantly. Contracts will be utilized in the future to hedge against declines in gold market prices for the Company's future gold production while maintaining benefits in the event of higher gold market prices.

As a requirement of the Fort Knox financing, the Company entered into interest rate swap option agreements to reduce the impact of changes in interest rates. At June 30, 1996, the Company had interest rate swaps and swap option sales contracts that if exercised between July and September of 1996 would obligate the Company to pay a fixed rate of 5.96 percent over an average term of 2.2 years on a principal amount of $160 million. Swap options expiring between July 1996 and March 1997 were sold to offset $50 million of swap contracts that if exercised would reduce the Company's obligation to paying a fixed rate of 6.10 percent on a principal amount of $110 million. The Company also purchased swap options with the right to pay 6.97 percent over an average term of 2.6 years on a principal amount of $90 million which expire through 1999. The market value of the Company's interest rate swap options at June 30, 1996 was approximately $0.8 million.

5.  PENDING ACQUISITIONS FROM CYPRUS AMAX

The Company has agreed to acquire from Cyprus Amax, subject to certain conditions, its indirect 50 percent interest in the Kubaka Project, located in the Magadan Region of the Russian Federation. The Kubaka Project is expected to start up in 1997 at an estimated total capital construction cost of $228 million, which exceeds the original estimate by $46 million.

As of June 30, 1996, Kubaka had been funded through $80 million of equity contributions from the partners, on a pro rata basis to their ownership interests, and borrowings of $100 million. Project financing of $100 million has been provided by the European Bank for Reconstruction and Development and the U.S. Overseas Private Investment Corporation. Cyprus Amax has informed Amax Gold that it is pursuing various methods by which the increased costs at Kubaka may be funded, including the possibility of obtaining additional funding from the existing lenders. Amax Gold is evaluating the impact of these cost increases on the project and the acquisition transaction. Subject to satisfactory resolution of these issues, the Company expects to complete the acquisition later this year.

In June 1996, the Company and Cyprus Amax announced formation of a joint venture with several Russian entities to evaluate and, if feasible, develop a potentially large gold mine in the Ural Mountains of Russia. Contingent on the results of a feasibility study, expected to commence in 1996, development of the Vorontsovka deposit could begin as early as 1998 with surface mining operations commencing in 1999. Cyprus Urals Corporation would own 49 percent and act as manager during construction and operation of the mine. Cyprus Urals Corporation will be owned 75 percent by Cyprus Amax and 25 percent by the Company under a joint exploration agreement established in 1994.

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

                                                         Three Months Ended            Six Months Ended
                                                              June 30,                    June 30,
- -------------------------------------------------------------------------------------------------------
                                                         1996          1995           1996      1995
- -------------------------------------------------------------------------------------------------------
GOLD PRODUCTION (OUNCES)
 Guanaco                                                  23,319       17,335         42,239     37,439
 Hayden Hill                                              26,403       18,775         47,431     36,617
 Sleeper                                                  12,301       23,700         31,521     40,996
 Wind Mountain                                                 -        1,802              -      3,054
- -------------------------------------------------------------------------------------------------------
TOTAL GOLD PRODUCTION                                     62,023       61,612        121,191    118,106
- -------------------------------------------------------------------------------------------------------
CASH OPERATING COSTS ($ PER OUNCE OF GOLD PRODUCED)(1)
 Guanaco                                                     300          368            323        333
 Hayden Hill                                                 239          283            264        286
 Sleeper                                                     221          300            224        336
 Wind Mountain                                                 -          142              -        186
- -------------------------------------------------------------------------------------------------------
AVERAGE CASH OPERATING COSTS                                 258          309            271        316
- -------------------------------------------------------------------------------------------------------
TOTAL CASH COSTS ($ PER OUNCE OF GOLD PRODUCED)(1)
 Guanaco                                                     312          379            336        346
 Hayden Hill                                                 247          295            272        298
 Sleeper                                                     227          308            229        344
 Wind Mountain                                                 -          165              -        212
- -------------------------------------------------------------------------------------------------------
 AVERAGE TOTAL CASH COSTS                                    268          320            283        327
- -------------------------------------------------------------------------------------------------------
TOTAL PRODUCTION COSTS ($ PER OUNCE OF GOLD PRODUCED)(1)
 Guanaco                                                 $   472      $   528        $   495    $   494
 Hayden Hill                                                 362          399            385        402
 Sleeper                                                     293          367            319        405
 Wind Mountain                                                 -          178              -        223
- -------------------------------------------------------------------------------------------------------
 AVERAGE TOTAL PRODUCTION COSTS                          $   390      $   416        $   406    $   428
- -------------------------------------------------------------------------------------------------------
 OUNCES OF GOLD SOLD                                      62,070       65,823        124,343    121,815
 AVERAGE PRICE PER OUNCE SOLD                            $   412      $   406        $   412    $   406
- -------------------------------------------------------------------------------------------------------

(1) Effective January 1, 1996, the Company adopted the Gold Production Cost Standard developed by the Gold Institute in order to facilitate comparisons among companies in the gold industry. Cash production costs reported in prior periods have been restated as cash operating costs and total cash costs in accordance with the new standard. Cash operating costs calculated under the new standard include all operating costs (including overhead) at the mine sites, but exclude royalties, production taxes and reclamation. Total cash costs include royalties and production taxes, but exclude reclamation. Total production costs remain unchanged and include reclamation and depreciation, depletion and amortization.

RESULTS OF OPERATIONS

Amax Gold Inc. reported a second quarter 1996 net loss of $2.5 million, or $.05 per share, on revenue of $25.6 million, compared to a 1995 second quarter net loss of $4.5 million, or $.08 per share, on revenue of $26.7 million. For the first six months of 1996, the Company reported a net loss of $6.0 million, or $.10 per share, compared to a net loss of $10.5 million, or $.17 per share, for the 1995 period. Improved 1996 second quarter and half year results relate primarily to lower cost of sales and a higher realized selling price.

Amax Gold's average realized price in the second quarter and first six months of 1996 was $412 per ounce compared to $406 per ounce for the 1995 periods. The average COMEX gold price for the second quarter of 1996 was $390 per ounce compared to $389 per ounce for the second quarter of 1995. Amax Gold's average realized price exceeded the average COMEX price in both periods due to the positive impact of hedge contracts. Gold sales declined to 62,070 ounces during the second quarter of 1996 from 65,823 ounces in the second quarter of 1995, primarily due to the timing of shipments. For the first six months of 1996, revenue and gold sales were approximately 4 percent and 2 percent higher, respectively, than the first six months of 1995 due to the higher realized price as well as the timing of shipments.

Gold production totaled 62,023 ounces for the 1996 second quarter compared with 61,612 ounces for the 1995 second quarter due primarily to increased production at Guanaco and Hayden Hill, partially offset by lower production at Sleeper. Guanaco and Hayden Hill both set monthly production records during the second quarter of 1996. As a result of the resolution of crusher throughput problems at Guanaco, production increased from the 1995 quarter by approximately 35 percent to 23,319 ounces. At Hayden Hill the 41 percent increase in production for the 1996 second quarter to 26,403 ounces was attributed to processing higher grade ore and improved recoveries. Although mining was completed at Sleeper during March 1996 and production has declined from 1995, amounts produced for the first six months of 1996 were higher than expected and residual leaching is to expected to continue into 1997. Gold production increased to 121,191 ounces through June 30, 1996 compared to 118,106 ounces through June 30, 1995. This increase was also due to higher Guanaco and Hayden Hill production offset by lower Sleeper production and the absence of production from Wind Mountain.

Cost of sales declined by approximately 20 percent to $16.5 million for the second quarter of 1996 compared to the 1995 period. The improved cost of sales was primarily a result of selling low cost Sleeper inventory which resulted from drawing down an early LIFO layer. In addition, average total cash costs declined from $320 per ounce for the second quarter of 1995 to $268 per ounce for the 1996 quarter. Guanaco's second quarter 1996 cash costs were $312 per ounce or $67 per ounce lower than the 1995 quarter. A negotiated reduction in the Guanaco contract mining fees along with other cost reduction programs and process innovations were key factors in the decrease. At Hayden Hill the $48 per ounce improvement to $247 per ounce was attributed to processing higher grade ore and improved heap leach recoveries. Cash costs at Sleeper also improved over the 1995 quarter by $81 per ounce because of the continued processing of previously stockpiled ore and recovery of gold without any mining costs as the mine nears the end of its life.

Start-up problems continue at the Refugio mine and commercial production levels have not yet been reached. The fine crushing system is currently shut down pending stabilization of the ground underlying the fine ore storage bin and completion of related repairs to the fine ore crushing plant. These issues are being addressed by the prime contractor on the project. As of June 30, 1996 approximately 2.3 million tons of crushed ore have been placed on the leach pad and the production of finer crushed ore is expected in the near term. The timing of commercial production will depend, among other things, on the resolution of the stabilization issues surrounding the fine ore crushing system.

The increase in depreciation and depletion during the quarter of $1.4 million, or approximately 26 percent, was attributed to higher gold production, the change in the mix of production from the Company's mines and increased
depreciation and depletion rates at Guanaco and Sleeper.   The rate at Sleeper
increased in 1996 due to higher than anticipated capital spending in 1995 while at Guanaco the rate increased due to a revised mine plan which lowered estimated future production.

General and administrative expenses of $2.3 million during the second quarter were $0.3 million higher than the 1995 quarter primarily due to severance expenses of approximately $0.3 million.

Reduced exploration activities during the second quarter of 1996 resulted in exploration expenses of $0.8 million, or approximately half of the 1995 second
quarter expenditures.   During the second quarter of 1995 the Company spent
approximately $0.9 million on the Cerro Quema and Robertson projects which were subsequently discontinued.

Interest expense was $6.9 million for the 1996 second quarter compared to $2.9 million for 1995 due to higher average debt balances. Capitalized interest of $5.6 million for the second quarter of 1996 was substantially higher than the second quarter of 1995 due to the increase in capital spending as well as a higher weighted average interest rate. Interest income declined from the 1995 second quarter as a result of reduced funds available for investment.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1996, Cyprus Amax made available to Amax Gold a demand loan facility to be used primarily to fund additional capital costs at Fort Knox and for general corporate purposes. The Company borrowed $45 million under the demand loan facility during the second quarter of 1996. An additional $30 million has been borrowed under the demand loan facility through August 9, 1996. Amounts due under this facility have been classified as current liabilities. Cyprus Amax may be paid amounts due as principal, interest and fees at the election of Cyprus Amax in cash or, following approval by the Company's stockholders, in the Company's common stock valued at the average closing price for the five-day period prior to such election.

In order to fund the remaining capital expenditures, Fort Knox working capital build-up and scheduled debt repayments, the Company anticipates borrowing additional funds under the Cyprus Amax demand loan facility. Funding will be provided solely at the discretion of Cyprus Amax. Cyprus Amax has informed Amax Gold that it intends to make additional needed financing available. Amax Gold is considering various options for additional third party financing.

For the first six months of 1996, cash generated from operations was $5.7 million while cash used for investing activities was $103.9 million. Cash flows from operations for the remainder of 1996 are expected to be sufficient to fund operating and administrative expenses, exploration expenditures and interest payments on outstanding debt. Due to the classification of amounts due under the Cyprus Amax demand loan facility as a current liability, the Company's working capital was negative. Capital expenditures, excluding capitalized interest, were approximately $88 million at Fort Knox and $3 million at Refugio. Total capital spending for 1996 excluding Kubaka is projected to be over $200 million.

In October 1995 the Company announced that it would acquire, subject to certain conditions including stockholder approval, Cyprus Amax's 50 percent share of the Kubaka project in far eastern Russia. Total capital construction costs are now higher than anticipated at approximately $228 million. Cyprus Amax has informed Amax Gold that it is exploring various methods by which the increased costs may be funded, and, subject to the satisfactory resolution of these issues, the Company expects to complete the acquisition later this year.

Amax Gold paid a regular dividend of $1.875 per preferred share during the first half of 1996. At June 30, 1996 approximately 96.5 million shares of the Company's Common Stock were outstanding.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. In addition, other written or oral statements which constitute forward-looking statements have been made and may in the future be made by or on behalf of the Company. Such forward-looking statements include statements regarding expected commencement dates of mining or production operations, projected quantities of future production, and anticipated production rates, costs and expenditures as well as projected demand or supply for the products the Company produces, which will affect both sales levels and prices realized by the Company. Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile price of gold, the risks associated with having or not having hedge contracts, the political and economic risks associated with foreign operations, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, delays in anticipated start-up dates, environmental risks, the results of financing efforts and financial market conditions and other risk factors detailed in the Company's Securities and Exchange Commission filings. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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



Dated:  August 12, 1995