Form 10-Q
period 1996-09-30
AMAX GOLD INC
filed 1996-11-14
CIK 814577

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________to ___________

                         Commission file number 1-9620

                                AMAX GOLD INC.
            (Exact name of registrant as specified in its charter)


             DELAWARE                                   06-1199974
-----------------------------------      --------------------------------------
  (State or other jurisdiction of          (IRS Employers Identification No.)
  incorporation or organization)


  9100 EAST MINERAL CIRCLE, ENGLEWOOD, COLORADO                     80155
------------------------------------------------------       ------------------
    (Address of principal executive offices)                     (Zip Code)

  Registrant's telephone number, including area code           (303) 643-5500
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

Common Stock Outstanding, $0.01 par value, as of November 14, 1996 - 99,289,905 shares

                                Total Pages - 76
                        Exhibit Index Located on Page 12

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                AMAX GOLD INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                    (in millions except per share amounts)
                                  (Unaudited)

                                        Three Months Ended             Nine Months Ended
                                            September 30,                  September 30,
---------------------------------------------------------------------------------------------
                                         1996         1995               1996         1995
---------------------------------------------------------------------------------------------
Revenues                                $23.4       $  23.7            $ 74.6        $ 73.1
---------------------------------------------------------------------------------------------
Costs and operating expenses:
 Costs of sales                          14.9          17.8              50.1          58.1
 Depreciation and depletion               6.6           5.6              19.4          16.3
 General and administrative               1.4           1.9               6.4           5.7
 Exploration expense                      0.9           1.3               2.3           3.5
---------------------------------------------------------------------------------------------
 Total costs and operating expenses      23.8          26.6              78.2          83.6
---------------------------------------------------------------------------------------------
Loss from operations                     (0.4)         (2.9)             (3.6)        (10.5)
 Interest expense                        (7.5)         (3.9)            (20.0)         (9.0)
 Capitalized interest                     6.5           1.8              16.7           2.8
 Interest income                          0.4           1.0               1.3           3.1
 Other                                   (0.7)         (0.9)             (2.1)         (1.8)
---------------------------------------------------------------------------------------------
Loss before income taxes                 (1.7)         (4.9)             (7.7)        (15.4)
 Income tax benefit                         -             -                 -             -
---------------------------------------------------------------------------------------------
Net loss                                 (1.7)         (4.9)             (7.7)        (15.4)
Preferred stock dividends                (1.7)         (1.7)             (5.1)         (5.1)
---------------------------------------------------------------------------------------------
Loss attributable to common shares      $(3.4)        $(6.6)           $(12.8)       $(20.5)
=============================================================================================
Loss per common share                   $(.03)        $(.08)           $ (.13)     $   (.25)
=============================================================================================

Weighted average common
shares outstanding                       96.5          86.7              96.5          83.1
=============================================================================================


        The accompanying notes are an integral part of these statements.

                                AMAX GOLD INC.
                          CONSOLIDATED BALANCE SHEET
           (Dollars in millions except share and per share amounts)

                                                                    September 30,
                                                                         1996            December 31,
                                                                     (Unaudited)            1995
-------------------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents                                                       $  4.0           $ 25.6
Inventories                                                                  32.5             26.6
Receivables                                                                   3.1              2.7
Other                                                                        17.2             10.3
-------------------------------------------------------------------------------------------------------
 Current assets                                                              56.8             65.2

Property, plant and equipment, net                                          662.2            510.5
Other                                                                        34.9             35.4
-------------------------------------------------------------------------------------------------------
  Total assets                                                             $753.9           $611.1
=======================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Cyprus Amax demand loan                                                    $ 75.0           $    -
Current maturities of long-term debt                                         25.4              7.3
Accounts payable, trade                                                      16.8             14.5
Accrued and other current liabilities                                        28.0             16.2
Reclamation reserve, current portion                                          5.0              4.8
-------------------------------------------------------------------------------------------------------
 Current liabilities                                                        150.2             42.8

Long-term debt                                                              291.5            238.2
Note payable to Cyprus Amax                                                     -              5.0
Reclamation reserve, noncurrent portion                                      11.1             11.1
Deferred income taxes                                                        10.0             10.0
Other                                                                         7.0              7.7
-------------------------------------------------------------------------------------------------------
  Total liabilities                                                         469.8            314.8

Commitments and contingencies                                                   -                -

Shareholders' equity:
  Preferred stock, par value $1.00 per share, authorized
   10,000,000 shares, of which 2,000,000 shares have been
   designated as Series A Convertible Preferred Stock, no
   shares issued and outstanding; and 1,840,000 shares have
   been designated as $3.75 Series B Convertible Preferred Stock,
   issued and outstanding 1,840,000 shares                                    1.8              1.8
  Common stock, par value $.01 per share, authorized
    200,000,000 shares, issued and outstanding 96,509,959
    shares in 1996 and 96,427,838 shares in 1995                              1.0              1.0
Paid-in capital                                                             340.4            339.8
Accumulated deficit                                                         (59.1)           (46.3)
-------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                284.1            296.3
-------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                               $753.9           $611.1
=======================================================================================================

        The accompanying notes are an integral part of these statements.

                                AMAX GOLD INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)

                                                           Nine Months Ended
                                                              September 30,
--------------------------------------------------------------------------------
                                                          1996           1995
--------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net loss                                              $  (7.7)       $ (15.4)
  Adjustments to reconcile net loss to
  cash provided by operating activities:
   Depreciation and depletion                              19.4           16.3
   Increase in reclamation reserves                         0.2            1.7
   Other                                                    0.6           (1.0)
   Increase in working capital items                       (0.3)          (6.9)
--------------------------------------------------------------------------------
Net cash provided (used) by operating activities           12.2           (5.3)
--------------------------------------------------------------------------------
Investing Activities
 Capital expenditures                                    (150.3)        (135.2)
 Loan to joint venture partner                             (2.0)         (10.0)
 Proceeds from repayment of loans                             -            1.2
 Capitalized interest                                     (16.7)          (2.8)
--------------------------------------------------------------------------------
Net cash used by investing activities                    (169.0)        (146.8)
--------------------------------------------------------------------------------
Financing Activities
  Issuance of common stock to Cyprus Amax                     -           80.8
  Proceeds from financings                                149.3           67.9
  Repayments of financings                                 (8.1)         (13.2)
  Deferred financing costs                                 (0.9)          (4.5)
  Preferred stock dividends                                (5.1)          (5.1)
--------------------------------------------------------------------------------
Net cash provided by financing activities                 135.2          125.9
--------------------------------------------------------------------------------

Net decrease in cash and equivalents                      (21.6)         (26.2)
Cash and equivalents at January 1                          25.6           36.7
--------------------------------------------------------------------------------
Cash and equivalents at September 30                    $   4.0        $  10.5
================================================================================


       The accompanying notes are an integral part of these statements.

                                AMAX GOLD INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                  (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying interim unaudited financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation. Results for any interim period are not necessarily indicative of the results that may be achieved in future periods. The financial information as of this interim date should be read in conjunction with the financial statements and notes thereto contained in Amax Gold Inc.'s ("Amax Gold" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1995. The Company is currently approximately 52.5 percent owned by Cyprus Amax Minerals Company ("Cyprus Amax").

2.   INVENTORIES

Inventories consist of the following (in millions):

                                                  September 30,     December 31,
                                                       1996             1995
--------------------------------------------------------------------------------
Gold:
  Finished goods                                      $ 11.9           $ 10.0
  Work-in-process                                       13.6             11.7
Materials and supplies                                   7.0              4.9
--------------------------------------------------------------------------------
                                                      $ 32.5           $ 26.6
--------------------------------------------------------------------------------

3.   DEBT

During the third quarter, the Company borrowed $30 million under a demand loan facility provided by Cyprus Amax in March 1996 in connection with the restructuring of certain of the Company's financing arrangements. The Company had borrowed $45 million under this facility during the second quarter of 1996 and borrowed an additional $30 million through November 14, 1996, for a total of $105 million borrowed. The Company pays interest on funds borrowed under this facility at LIBOR plus 2.25 percent. Amounts outstanding are payable to Cyprus Amax on demand in cash or, at the election of Cyprus Amax, in shares of common stock of the Company, valued at the average closing prices over the five days before such election. During November 1996, the Company issued 444,171 shares as repayment for $2,431,840 in interest owed to Cyprus Amax under the demand loan facility through October 31, 1996.

In exchange for Cyprus Amax's guaranty of the Company's $250 million Fort Knox financing in March 1996 and providing the demand loan facility, the Company paid Cyprus Amax a financing and guaranty fee of $10 million by issuing 1,826,484 shares in November 1996. Additionally, interest rate differential payments of
1.75 percent on amounts outstanding under the Fort Knox financing are paid to Cyprus Amax in exchange for the guaranty and 500,443 shares were issued in November 1996 as repayment for $2,739,927 due through October 31, 1996. Cyprus Amax's ownerhship increased by 2,771,098 shares to approximately 52.5 percent as a result of these transactions.

In August 1996, the Company completed a sale leaseback of Fort Knox mobile mining equipment for proceeds of $24.3 million, which were used primarily to fund construction of the Fort Knox mine. Lease payments are due quarterly beginning in November 1996 with maturity in 2004. Interest rates on the equipment leases range from 7.7 percent to 8.7 percent with approximately 73 percent of the equipment at 8.4 percent, maturing in 2001.

4.   HEDGE CONTRACTS

Forward sales contracts, generally on a spot deferred basis, put and call option contracts and compound options are entered into from time to time to protect the Company from the effect of price changes on precious metals sales. As of September 30, 1996, the Company's outstanding hedge contracts were as follows:

                                                   Average
                                 Gold           Realized Price
                                Ounces            Per Ounce                    Period
-----------------------------------------------------------------------------------------------------
Forward sales contracts/(1)/    341,230           $439                  October 1996 - March 1997
Option contracts:
 Purchased put options          676,500           $417                  October 1996 - December 2001
 Sold put options               191,900           $388                  October 1996 - September 1999
 Purchased call options         150,000           $391                  October 1996 - December 1997
 Sold call options              198,450           $447                  October 1996 - December 1997

 (1) Represents the net forward sales position made generally on a spot deferred basis, which allows deferral of the delivery of gold ounces to a later date at a renegotiated gold price.

The fair market value of the Company's forward contracts and put and call options at September 30, 1996, was approximately $26.3 million. Future market valuations for contracts are dependent on gold market prices, option volatility and interest rates, which can vary significantly. Contracts will be utilized to hedge against declines in gold market prices for the Company's future gold production while maintaining benefits in the event of higher gold market prices.

As a requirement of the Fort Knox financing, the Company entered into interest rate swap agreements to reduce the impact of changes in interest rates. At September 30, 1996, the Company had interest rate swaps and swap option sales contracts that if exercised between October 1996 and April 1998 would obligate the Company to pay a fixed rate of 5.95 percent over an average term of 1.6 years on a principal amount of $200 million. Swap options expiring between January 1997 and February 1997 were sold to offset $30 million of swap contracts that if exercised would reduce the Company's obligation to paying a fixed rate of 5.96 percent on a principal amount of $170 million. The Company also purchased swaps and swap options with the right to pay 6.97 percent over an average term of 1.9 years on a principal amount of $160 million. The fair market value of the Company's interest rate swap options at September 30, 1996, was approximately $1.1 million.

5.   KUBAKA ACQUISITION

In October 1996 the Company finalized an amended agreement to acquire from Cyprus Amax its indirect 50 percent interest in the Kubaka project, subject to approval by the Company's stockholders. The Kubaka project, located in far eastern Russia, is expected to start up in 1997 at an estimated total capital cost of $228 million. The purchase price is payable in shares of the Company's common stock with approximately 11.8 million shares payable at closing and 4.2 million paid upon commencement of commercial production, valued at $5.9375 per share, the average closing price for the ten trading days preceding the initial public announcement of the acquisition in October 1995.

As of September 30, 1996, the Kubaka project has been funded through $80 million of equity contributions from the partners, on a pro rata basis to their ownership interests, and project financing of $100 million provided by the European Bank for Reconstruction and Development and the U.S. Overseas Private Investment Corporation. Funding to complete the Kubaka project is expected to be provided through $6 million of additional equity contributions from the partners, $30 million of additional project financing from the existing lenders and $14 million of subordinated debt from a bank licensed to do business in Russia.

6.   COMMITMENTS AND CONTINGENCIES

Reclamation, site restoration and closure costs are accrued on a units-of-production basis using estimates based upon current federal, state and Chilean laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally becoming more restrictive. Any changes in these laws and regulations could impact future estimated reclamation costs. Total reclamation costs for the Company at the end of current operating mine lives are estimated to be approximately $24 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

The following table sets forth the Company's gold production, production costs, ounces of gold sold and average realized prices for the periods indicated.

                                                             Three Months Ended      Nine Months Ended
                                                                 September 30,          September 30,
-----------------------------------------------------------------------------------------------------------------------

                                                               1996       1995         1996      1995
=======================================================================================================================
GOLD PRODUCTION (OUNCES)
 Guanaco                                                       22,456    18,024       64,695    55,462
 Hayden Hill                                                   30,116    23,289       77,547    59,906
 Sleeper                                                        6,678    20,180       38,199    61,176
 Wind Mountain                                                     -      1,242           -      4,296
-----------------------------------------------------------------------------------------------------------------------
 TOTAL GOLD PRODUCTION                                         59,250    62,735      180,441   180,840
=======================================================================================================================
CASH OPERATING COSTS ($ PER OUNCE OF GOLD PRODUCED)/(1)/
 Guanaco                                                          302       342          316       336
 Hayden Hill                                                      164       215          225       258
 Sleeper                                                          319       335          241       336
 Wind Mountain                                                      -       191            -       187
-----------------------------------------------------------------------------------------------------------------------
AVERAGE CASH OPERATING COSTS                                      234       290          261       307
=======================================================================================================================
TOTAL CASH COSTS ($ PER OUNCE OF GOLD PRODUCED)/(1)/
 Guanaco                                                          316       355          329       349
 Hayden Hill                                                      175       223          234       269
 Sleeper                                                          333       341          247       343
 Wind Mountain                                                      -       201            -       209
-----------------------------------------------------------------------------------------------------------------------
 AVERAGE TOTAL CASH COSTS                                         246       298          271       317
=======================================================================================================================
TOTAL PRODUCTION COSTS ($ PER OUNCE OF GOLD PRODUCED)/(1)/
 Guanaco                                                       $  475   $   504     $    488  $    497
 Hayden Hill                                                      291       322          349       371
 Sleeper                                                          399       400          333       403
 Wind Mountain                                                      -       216            -       221
-----------------------------------------------------------------------------------------------------------------------
 AVERAGE TOTAL PRODUCTION COSTS                                $  373   $   397     $    395  $    417
=======================================================================================================================
 OUNCES OF GOLD SOLD                                           56,790    58,485      181,133   180,301
 AVERAGE PRICE PER OUNCE SOLD                                  $  412   $   405     $    412  $    406
=======================================================================================================================

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

RESULTS OF OPERATIONS

Amax Gold Inc. reported a third quarter 1996 net loss of $1.7 million, or $.03 per share, on revenue of $23.4 million, compared with a 1995 third quarter net
loss of $4.9 million, or $.08 per share, on revenue of $23.7 million.   For the
third quarter of 1996, the Company's operating loss was $0.4 million versus a $2.9 million loss from operations during the 1995 third quarter. For the first nine months of 1996, the Company reported a net loss of $7.7 million, or $.13 per share, compared with a net loss of $15.4 million, or $.25 per share, for the 1995 period. Improved 1996 third quarter and year-to-date results were primarily due to lower costs and exploration expenses.

Amax Gold's average realized price for the third quarter and first nine months of 1996 was $412 per ounce compared with $405 per ounce for the 1995 third quarter and $406 per ounce for the first nine months of 1995. This compares with the average COMEX gold price of $385 per ounce for both the 1996 and 1995 third quarters. Lower third quarter gold sales of 56,790 ounces, compared with 58,485 ounces for the 1995 third quarter, primarily resulted from the completion of operating activities at the Company's Sleeper mine.

Third quarter 1996 gold production totaled 59,250 ounces, which is 6 percent lower than third quarter 1995 production of 62,735 ounces. The decline in gold production resulted from the completion of production at the Sleeper mine in September 1996 and the absence of production at Wind Mountain, partially offset by increased production at Hayden Hill and Guanaco. Hayden Hill set a quarterly production record by producing 30,116 ounces in the 1996 third quarter, a 29 percent increase over the 1995 third quarter. Significant factors in achieving the production record include improved crusher throughput and higher grades. Guanaco's third quarter 1996 production increased by 25 percent from the third quarter of 1995 due to a substantial increase in crusher throughput and slightly higher metallurgical recovery rates. The improved production over the prior year is a trend that is expected to continue through the fourth quarter at both Hayden Hill and Guanaco.

The Company's cost of sales declined for the third straight quarter, reflecting sales of low cost Sleeper inventory and lower average cash costs. Consolidated cash costs were reduced to $246 per ounce for the third quarter of 1996 from $298 per ounce in the third quarter of 1995 as all three operating mines achieved lower cash costs compared to the 1995 third quarter. Hayden Hill's third quarter 1996 cash costs decreased $48 per ounce or 22 percent from the 1995 third quarter primarily due to higher production discussed above as well as a $0.4 million insurance refund received in the third quarter. At Guanaco, a $39 per ounce improvement over the prior year's quarter reflects lower mining costs. Although third quarter 1996 Sleeper production was 67 percent lower than the 1995 third quarter due to completion of operations, cash costs were slightly lower than the 1995 quarter as a result of significant spending reductions.

The Refugio mine in Chile continues its start-up phase and is expected to achieve commercial production in the fourth quarter of 1996 following resolution of mechanical problems with the secondary and tertiary crushers. The fill underlying the fine ore storage bin has been stabilized and placement of ore on the pad, leaching and gold production continue. As of September 30, 1996, approximately 5 million tons of crushed ore have been placed on the leach pads at Refugio.

The increase in depreciation and depletion during the quarter of $1.0 million, or approximately 18 percent, was attributed to the mix of production from the Company's operating mines and higher depreciation rates at Guanaco and Sleeper. The rate at Guanaco increased in 1996 due to a revised mine plan which lowered estimated future production, while at Sleeper, the increase resulted from higher than anticipated capital spending in 1995.

Lower third quarter 1996 general and administrative expenses of $1.4 million compared with $1.9 million for the 1995 third quarter. The 26 percent reduction was attributed to a second quarter 1996 corporate reorganization as well as other corporate cost savings strategies.

Exploration expenses of $0.9 million for the third quarter of 1996 were $0.4 million or 31 percent lower than the 1995 third quarter due to the absence of costs associated with the Robertson and Cerro Quema projects, which were relinquished by the Company early in 1996 and late in 1995, respectively.

Interest expense increased to $7.5 million in the third quarter of 1996 compared with $3.9 million for the 1995 third quarter, primarily due to higher average debt balances. Capitalized interest of $6.5 million for the 1996 third quarter nearly tripled from the third quarter of 1995 due to an increase in capital spending, the delay in start-up at Refugio and a higher weighted average interest rate. Interest income of $0.4 million in the third quarter was $0.6 million lower than the 1995 third quarter due to reduced funds available for investment.

LIQUIDITY AND CAPITAL RESOURCES

Amax Gold's operating cash flow improved to $12.2 million for the first nine months of 1996 compared with $5.3 million used by operations in 1995. The major reason for the improved cash flow was lower cash costs at the Company's operating mines. The amount due under the Cyprus Amax demand loan facility was classified as a current liability.

Capital spending, excluding capitalized interest, was $150.3 million for the first nine months of 1996. At Fort Knox, capital spending excluding capitalized interest was approximately $142 million for the first nine months of 1996 while at Refugio capital spending totaled nearly $7 million. Amax Gold expects full year 1996 capital spending excluding Kubaka to be over $200 million. The purchase of Kubaka from Cyprus Amax, expected to occur late in the fourth quarter of 1996, will be funded through the issuance of the Company's common shares.

During the first quarter of 1996, in connection with restructuring the Fort Knox financing, Cyprus Amax made available to Amax Gold a $250 million demand loan facility. The Company borrowed $30 million under the demand loan facility during the third quarter of 1996, increasing the total borrowed through September 30, 1996, to $75 million. Through November 14, 1996, an additional $30 million has been borrowed. In August 1996, the Company completed a sale-leaseback of Fort Knox mobile mine equipment for proceeds of $24.3 million, which were used primarily to fund construction of the Fort Knox mine.

Cash flows from operations for the remainder of 1996 are expected to be sufficient to fund operating, administrative and exploration expenditures and interest payments on outstanding debt. The Company anticipates borrowing additional funds under the Cyprus Amax demand loan facility in order to fund capital expenditures, the Fort Knox working capital build-up, scheduled debt repayments and for general corporate purposes. Amax Gold continues to consider additional financing alternatives.

Amax Gold paid regular dividends of $2.1825 on the $3.75 Series B Convertible Preferred Stock during the first nine months of 1996. At September 30, 1996 approximately 96.5 million shares of the Company's Common Stock were outstanding.

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

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          In October, 1996, a derivative action was filed in the Court of Chancery of Delaware by a stockholder of the Company entilted Harry
                                                                        -----
          Lewis v.Milton H. Ward, et al., C.A. No. 15255-NC, against Cyprus
          -----------------------------
          Amax, the directors of the Company, and the Company as a nominal defendant. The complaint alleges, among other things, that the defendants engaged in self-dealing in connection with the Company's entry in March 1996 into the demand loan facility provided by Cyprus Amax, that Cyprus Amax controls the Company's Board of Directors and management, that the terms of the transaction were not negotiated by persons independent of Cyprus Amax, that the timing of the transaction precluded the Company from seeking financing in the commercial or public debt markets and prevented the Special Committee of the Board of Directors of the Company which approved entry into the transaction from seeking alternatives to the transaction. The complaint seeks, among other things, a declaration that the demand loan facility is not entirely fair to the Company and damages in an unspecified amount. The Company believes that the complaint is without merit and intends to defend the matter vigorously.

ITEM 2.   CHANGES IN SECURITIES

          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The consent of the Company's stockholders was solicited in connection with the approval of a financing arrangement with Cyprus Amax, under which Cyprus Amax has guaranteed the Company's $250 million secured Fort Knox financing until economic completion of the Company's Fort Knox project and has provided the Company with a $250 million demand loan facility in exchange for which the Company will (i) pay Cyprus Amax a financing and guaranty fee of $10 million, (ii) pay Cyprus Amax 1.75 percent on amounts outstanding under the Fort Knox loan, (iii) reimburse Cyprus Amax for any payments made or costs incurred under the Cyprus Amax guaranty of the Company's Fort Knox financing, (iv) make no additional borrowings under the Company's existing $100 million convertible line of credit with Cyprus Amax without the prior consent of Cyprus Amax, and (v) grant Cyprus Amax a first priority security interest in the collateral for the Fort Knox loan, and if requested, security interests in certain additional assets to the extent available.

               Stockholder approval, including approval of the repayment, at the election of Cyprus Amax, of all of the Company's obligations under these financing arrangements in Common Stock valued at the time of issue of the shares, was completed on September 19, 1996, with 22,538,196 votes in favor (excluding Cyprus Amax's 49,361,557 votes in favor), 1,194,798 votes against, 1,763,453 votes abstaining and 16,793,824 broker non-votes.

ITEM 5.   OTHER INFORMATION

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A) The following Exhibits are being filed as part of this Quarterly Report on Form 10-Q:



Exhibit Number                         Document
--------------                         --------

 (10a)                          Amended and Restated
                                Agreement and Plan of
                                Merger and Reorganization,
                                dated as of October 9,
                                1996 among the Company,
                                Amax Russia Corporation,
                                Cyprus Amax, Cyprus Gold
                                Company and Cyprus Magadan
                                Gold Company.

 (10b)                          Amendment Agreement dated
                                as of October 31, 1996,
                                amending the Credit Agreement
                                dated as of March 19, 1996,
                                between the Company
                                and Cyprus Amax.

 (27)                           Financial Data Schedule

         (B) No Current Report on Form 8-K was filed during the quarter ended September 30, 1996.

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




Dated: November 14, 1996