Form 10-K
period 1996-12-31
AMAX GOLD INC
filed 1997-03-13
CIK 814577

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year-ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                         Commission file number 1-9620

                                 AMAX GOLD INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                  06-1199974
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)

       9100 East Mineral Circle                            80112
          Englewood, Colorado                            (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (303) 643-5500

Securities registered pursuant to Section 12(b) of the Act:

==========================================================================================================
              Title of each class                           Name of each exchange on which registered
----------------------------------------------------------------------------------------------------------
     Common Stock, $0.01 par value (99,329,039 shares              New York Stock Exchange, Inc.
           outstanding at March 11, 1997)                           The Toronto Stock Exchange
$3.75 Series B Convertible Preferred Stock, $1.00 par              New York Stock Exchange, Inc.
         value (1,840,000 shares outstanding
                 at March 11, 1997)
==========================================================================================================

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.   X
                              -----

The aggregate market value of voting stock held by non-affiliates at the closing price of $7 1/4 on March 11, 1997, was approximately $341,500,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

1996 Annual Report to Shareholders (Parts I, II and IV). Proxy Statement for the 1997 Annual Meeting to be filed within 120 days after the fiscal year (Part III).

Part I

                    Items 1 and 2.  Business and Properties

Amax Gold Inc. (Amax Gold or the Company) and its subsidiaries are engaged in the mining and processing of gold and silver ore and in the exploration for, and acquisition and development of, gold-bearing properties, principally in the Americas, Russia, Australia and Africa. The Company's share of production from its operating properties in the United States and Chile totaled 268,331 ounces during 1996, and its share of reserves as of December 31, 1996, in all its properties totaled approximately 229 million tons of ore reserves with an average grade of 0.028 ounces of gold per ton, with 6.4 million contained ounces of gold. The Company has agreed to acquire, subject to certain conditions, from Cyprus Amax Minerals Company (Cyprus Amax) its 50 percent interest in the Kubaka gold mine in the Russian Federation. The acquisition would add 2.47 million tons of ore reserves with an average grade of 0.540 ounces of gold per ton, with
1.33 million contained ounces for the Company's account. The Company expects to complete the acquisition of the Kubaka mine in early 1997.

The Company was incorporated in Delaware in 1987 and reincorporated in 1995. Cyprus Amax owns approximately 52.5 percent of the Company's outstanding Common Stock and has the right to acquire additional shares in connection with the Kubaka acquisition and under certain financing arrangements.

The Company owns the Fort Knox mine near Fairbanks, Alaska, which is nearing commencement of commercial production. The Company's operating properties consist of a 50 percent interest in the Refugio mine in Chile; the Hayden Hill mine in Lassen County, California; and a 90 percent interest in the Guanaco mine in Chile. In addition the Company owns a 62.5 percent joint venture interest in the Haile property in Lancaster County, South Carolina. The Company also owns the Sleeper mine in Humboldt County, Nevada, and the Wind Mountain mine in Washoe County, Nevada, which are in reclamation. The locations of Amax Gold's properties are shown on the map on page 2, and descriptions are set forth below. Data relating to the Company's domestic and foreign operations and export sales are incorporated by reference from Note 13 to the Consolidated Financial Statements on page 24 of the 1996 Annual Report.

Unless otherwise indicated, reserves represent proven and probable reserves, and all reserve information is given as of December 31, 1996. Other mineralized material represents a mineralized body with established geologic continuity that requires additional work to qualify as reserves. Except as otherwise noted, references to tons and ounces are to short tons of 2,000 pounds and to troy ounces of 31.103 grams, respectively. Production is defined as gold or silver produced in the form of dore plus any inventory in mill carbon circuits. Tons mined include removal of waste required to access ore. Total cash costs include all operating costs at the mine site, including overhead, proceeds taxes and royalties, are net of credits for silver by-product and exclude reclamation costs.

All of the Company's operating properties are open pit mines. Except for mining equipment owned by contract miners at Guanaco and Refugio and mobile mining equipment leased by the Company at Fort Knox, the Company owns its mining and processing equipment, which is maintained in good operating condition. Ore is processed by milling or heap leaching. Milling is the traditional process for recovering gold from ore. After ore is crushed, the gold and silver are concentrated and then smelted into dore, which is shipped to refiners for further processing. The milling process is typically used for higher recovery oxide and sulfide ores.

Heap leaching is a lower cost processing method applied principally to oxidized ores. The heap leach recovery rate is generally lower than for milling. In the heap leaching process, crushed and/or run-of-mine ore is loaded onto impermeable leach pads. The ore is irrigated with a weak cyanide solution that penetrates the ore, dissolving the gold and silver. The pregnant solution is collected and pumped through activated carbon or a Merrill Crowe zinc precipitation plant to remove the metals from the solution. After the gold and silver is stripped from the carbon or processed from the zinc precipitate, it is smelted into dore, which is shipped to refiners for further processing.

The terms Amax Gold and the Company when used herein may refer collectively to Amax Gold Inc. and its subsidiaries and affiliates or to one or more of them depending on the context.

[Strip Art Here]

Fort Knox Mine

The Fort Knox mine is located in the Fairbanks Mining District, 15 air miles northeast of Fairbanks, Alaska.

Development. Fort Knox reached mechanical completion in November 1996, and construction was essentially completed in early 1997. The first gold bars were poured on December 20, 1996. During April 1996, the Company announced that the Fort Knox mine's total capital cost was expected to increase to approximately $396 million, including $26 million in capitalized interest, resulting principally from increased excavation requirements, design enhancements and higher than anticipated costs in several areas such as labor, freight and engineering. As of the end of February 1997, approximately $365 million had been spent on construction, including capitalized interest. The operation includes an open pit mine, a conventional 36,000 tons per day (13.1 million tons per year) mill and process plant, a tailings storage facility and a fresh water reservoir to supply process water. The process facilities are designed as a zero discharge system. Power is supplied by the public utility serving the area over a distribution line paid for by the Company. Access is provided by paved highway for 21 miles from Fairbanks and then for five miles by unpaved road.
The mine and plant are designed to operate year round and to produce approximately 300,000 to 350,000 ounces of gold per year, with the higher rates expected during the early years.

Property Position. The Fort Knox mine covers approximately 47,000 acres and consists of two state mining leases, approximately 1,400 state mining claims, seven patented federal mining claims, and the mineral rights to 38 patented federal mining claims. The current reserve is located on approximately 1,150 acres of land held under a state mining lease that expires in 2014 and may be renewed for a period not to exceed 55 years. This lease is subject to a 3 percent royalty payable to the State of Alaska based on net income. The remaining Fort Knox property is held by deeds, a second mining lease, an option agreement and mining claim locations. The second mining lease expires in 2009, and the Company plans to exercise the option agreement in 1997. Claims surrounding the current reserve are subject to net smelter return royalties ranging from 3 percent to 6 percent on the state mining claims, and both a 1 percent net smelter return royalty and a 10 percent overriding net profits interest on certain of the patented federal mining claims.

Geology and Ore Reserves. The Fort Knox gold deposit occurs as porphyry-style mineralization of the type usually associated with copper and molybdenum ore bodies. The ore is hosted within the upper margins of a granitic intrusion in a stockwork of small quartz veins and shear zones. The veins and shears are fractions of an inch to 10 inches wide with erratic and widely-spaced distribution. The gold occurs as fine grains of free gold disseminated within and along the margins of the veins and shears. In plan view, the deposit has a dimension of about 4,000 by 2,000 feet, elongated in an east-west direction and extending to depths of 1,000 feet. The geology is relatively simple and the rocks are weakly altered. Grade is usually related to the degree of fracturing and veining of the rocks. Because of the low grade and erratic distribution of gold, the Company is mining on a bulk tonnage basis. The following table sets forth the proven and probable reserves for the Fort Knox mine.

                                 Fort Knox Mine
                        Proven and Probable Ore Reserves
                            As of December 31, 1996

                                               Gold         Gold
                                   Tons     Avg. Grade    Content
                                   (000)    (oz./ton)    (000 oz.)
--------------------------------------------------------------------
Mill Ore                          161,315     0.025        4,079
====================================================================

The December 31, 1996 Fort Knox reserves were calculated by the Company and verified by Mineral Resources Development, Inc. in its report dated February 1997. Reserves are calculated using a gold price of $400 per ounce and a gold cut-off grade of 0.013 ounces per ton. Minor changes from the 1995 reserve reflect the production of gold during start-up. The Company estimates that mill recovery will be approximately 90 percent.

In addition to proven and probable reserves, the Company has estimated 157 million tons of other mineralized material at an average grade of 0.021 ounces per ton.

Refugio Mine

The Company owns a 50 percent interest in the Refugio mine, located in the Maricunga Mining District in central Chile, approximately 75 miles east of Copiapo. The property, situated between 13,800 feet and 14,800 feet above sea level, is held by Compania Minera Maricunga (CMM), a Chilean contractual mining company indirectly owned 50 percent by the Company and 50 percent by Bema Gold Corporation, a publicly traded company based in Vancouver, British Columbia.

Operations. Construction of the Refugio mine was completed in early 1996 with the development of an open pit mine and a three-stage crushing and heap leach operation capable of processing 33,000 tons of ore per day, or 11.9 million tons per year. The mine and plant are designed to produce an estimated 200,000 to 250,000 ounces of gold per year, of which the Company's share is 50 percent. Production commenced in April 1996; however, start-up was delayed due to mechanical problems with the secondary and tertiary crushers and the collapse of fill underlying the fine ore storage bin. Placement of ore on the pads, leaching and gold production continued until resolution of these issues in the third quarter of 1996, and commercial production commenced on October 1, 1996. The Company has retained an experienced mining contractor with its own equipment to drill, blast, load and transport all ore and waste. Carbon adsorption, stripping and electrowinning are being used to recover gold from the leach solutions. Electrowon cathodes are smelted to dore bars for shipment. Facilities include a permanent camp with access to the site from Copiapo provided by road. Power is supplied by on-site diesel powered generators.
Water extraction rights expected to be sufficient to supply the mine are owned by CMM.

The following table presents operating data for the Refugio mine for the period from commencement of commercial production on October 1, 1996, through December 31, 1996.

                                  Refugio Mine
                                 Operating Data
                                (AGI 50% Share)

------------------------------------------------------------------------------
                                                                      1996
Tons mined                                                         3,297,800
Tons of ore to heap leach                                          1,720,875
Average grade to heap leach (oz. per ton)                              0.031
Heap leach recovery rate (%)                                           58.2%

Ounces of gold produced                                               30,612
Ounces of silver produced                                              2,620

Cost per ounce of gold produced:
 Total cash costs                                                       $242
 Depreciation and depletion                                               95
------------------------------------------------------------------------------

  Total production costs                                                $337
==============================================================================

Property Position. The Refugio property comprises approximately 14,500 acres, consisting of mineral rights, surface rights and water rights expected to be sufficient for the mine. The principal ore deposit is held by mining claims that are owned by CMM. Essentially all of the mineral rights surrounding the claims are held by a joint venture formed by Bema and the former owner of the Refugio claims. CMM has agreements in place with this joint venture that will allow CMM to mine any extensions of its major ore deposits extending onto surrounding mineral rights and to use the surrounding areas for project needs. CMM owns or controls surface rights covering the known mineralization and the currently anticipated mining operation under two leases from the Chilean Army, which expire in 2001 and 2005 and may be extended for an additional ten years.

The Company, through its 50 percent ownership of CMM, is responsible for payment of a net smelter return to the former owners of the Refugio property that is expected to average 2.5 percent of the Company's share of production from the currently defined ore reserves. An additional sliding scale net smelter return related to net profits and ranging from 2.5 to 5 percent is payable on the Company's share of any production in excess of current reserves.

Geology and Ore Reserves. The Refugio property encompasses the Verde, Pancho and Guanaco gold deposits, which are disseminated gold porphyry deposits containing minor amounts of copper. Gold mineralization is contained within a strong stockwork system hosted by silicified intrusive rocks. The Verde deposit contains all the current reserves and consists of oxide, mixed and unoxidized ore types and it is open at depth. Additional exploration potential also exists in the Guanaco and Pancho deposits. The Refugio property lies at the southern end of a 90-mile-long belt of Miocene-aged volcanic rocks that contains a number of large disseminated gold-silver deposits. The following table sets forth the proven and probable reserves in the Verde deposit.

                                  Refugio Mine
             Proven and Probable Ore Reserves in the Verde Deposit
                            As of December 31, 1996

                                                            Gold Content
                                                              (000 oz.)
                                            Gold        ----------------------
                               Tons     Avg. Grade               The Company's
                               (000)     (oz./ton)      Total      50% Share
------------------------------------------------------------------------------
Heap Leach Ore                107,204      0.029        3,117         1,558
==============================================================================

The December 31, 1996 Refugio reserves were calculated by the Company and verified by Mineral Resources Development, Inc. in its report dated February 1997. The reserves are confined to the Verde pit zone. The variable cut-off grades for pit design and reserve summary were based on a $375 per ounce gold price and costs and recoveries which vary by rock type and alteration. Changes in reserves from 1995 relate to production and the removal of 2.9 million tons of in-pit inferred resource which was previously included in the reserve. The Company expects the average ultimate recovery rate for the reserve to be approximately 66 percent.

In addition to proven and probable reserves, the Company has estimated its share of other mineralized material to be 134 million tons at an average grade of
0.025 ounces per ton.

Hayden Hill Mine

The Hayden Hill mine in Lassen County, California is located approximately 120 miles northwest of Reno, Nevada.

Operations. The Hayden Hill operation is an open pit mine with two pits, heap leach pads and tailings disposal facilities. Access to the mine is provided by a county road that connects to a state highway. Power for operations is purchased from the local rural electric association. Water for mining and processing operations is provided by two wells located in close proximity to the mine. Potable water is supplied by truck. Mining is expected to be completed in late 1997 with residual leaching continuing into 1998.

The following table presents operating data for the Hayden Hill mine for the years indicated.

                                Hayden Hill Mine
                                 Operating Data

                                                1996         1995        1994
--------------------------------------------------------------------------------
Tons mined                                    8,275,944   8,522,982   12,922,500
Tons of ore to heap leach                     5,505,849   5,538,965    5,132,694
Average grade to heap leach (oz. per ton)         0.028       0.024        0.017
Heap leach recovery rate (%)                      67.80       60.10        74.10

Ounces of gold produced                         103,502      80,031       65,785
Ounces of silver produced                       320,574     227,125      137,570

Cost per ounce of gold produced:
 Total cash costs*                                 $229        $253         $382
 Reclamation                                         30          22           24
 Depreciation and depletion                          87          87          105
--------------------------------------------------------------------------------

  Total production costs                           $346        $362         $511
================================================================================

*During 1994, the Company changed its method of accounting for ore loaded on heap leach pads, which increased 1994 cash production costs at the Hayden Hill mine by $39 per ounce.

Property Position. The Company controls approximately 6,300 acres through ownership of federal patented and unpatented mining claims and fee lands, and a long-term lease of federal unpatented mining claims, which has an indefinite term. Approximately 75 percent of the current reserves are subject to a gross receipts net smelter return royalty ranging from 2 percent to 5 percent.

Geology and Ore Reserves. The Hayden Hill deposit occurs within a Miocene-aged volcaniclastic sequence, comprised of dacitic tuffs and breccias, lahars and tuffaceous lake bed sediments. At its base, this mine sequence has siltstones that are intercalated with sandstones and some andesites. The dacite breccia overlies the basal units and averages approximately 200 feet thick. The deposit is dominantly hosted by the dacitic breccia and overlying units, which were extensively hydrothermally altered during the mineralizing event. The following table sets forth the proven and probable reserves at the Hayden Hill mine.

                                Hayden Hill Mine
                        Proven and Probable Ore Reserves
                            As of December 31, 1996

                                                            Gold         Gold
                                             Tons        Avg. Grade     Content
                                             (000)       (oz./ton)     (000 oz.)
--------------------------------------------------------------------------------
Heap Leach Ore                               5,635         0.029          164
================================================================================

The December 31, 1996 Hayden Hill reserves were calculated by the Company. The reserves within the designed pits were based on a $400 per ounce gold price, variable cut-off grades and variable recoveries depending on rock alteration. Changes from 1995 reserves result from production and a revision of the resource model and the pit designs, which increased the remaining reserves by 0.9 million tons and 44,000 ounces of gold. The Company expects the average ultimate gold recovery rate to be approximately 60 percent.

Guanaco Mine

The Company owns a 90 percent interest in and operates the Guanaco mine, located in the Guanaco Mining District in northern Chile, approximately 145 miles southeast of Antofagasta, Chile. Under existing shareholder arrangements, the Company receives 100 percent of production until certain conditions are met. Management currently does not believe these conditions will be met; therefore, 100 percent of Guanaco's reserves have been included in the Company's reserves.

Operations. The operation consists of an open pit mine, heap leach facilities capable of processing approximately 2.4 million tons of ore per year and permanent camp facilities. The facility includes three stages of crushing, permanent pad heap leaching and Merrill Crowe zinc precipitation of gold. The Company has retained an experienced mining contractor with its own equipment to drill, blast, load and transport all ore and waste. Access to the mine from Antofagasta is provided by the Pan American Highway (approximately 120 miles south) and a gravel surface road (approximately 25 miles east). Power is supplied by an on-site power plant. The water supply for mine operations comes primarily from nearby wells and from nearby surface springs, which also provide potable water.

The Guanaco mine began production in April 1993. Production was impacted in 1994 by initial crusher throughput problems, as well as by process water shortages, which were resolved in the fourth quarter of 1994. During 1995, despite continued problems with crusher throughput, production at Guanaco increased primarily due to higher grades and recoveries. The crusher problems were resolved in 1996, which resulted in significantly improved production. Mining is expected to be completed in mid-1997 with residual leaching continuing into 1998. However, based on a detailed study of the continuity of ore, costs and production rates, a $35.5 million pre-tax write-down was recorded during the fourth quarter of 1996. See Note 6 of the Company's Consolidated Financial Statements for further discussion.

The following table presents operating data for the Guanaco mine for the years indicated.

                                  Guanaco Mine
                                 Operating Data

                                               1996         1995         1994
--------------------------------------------------------------------------------
Tons mined                                  13,332,872   13,389,543   12,699,988
Tons of ore to heap leach                    2,479,645    2,030,848    2,172,746
Average grade to heap leach (oz. per ton)        0.070        0.063        0.050
Heap leach recovery rate (%)                     55.20        55.30        53.20

Ounces of gold produced                         96,018       70,850       57,675
Ounces of silver produced                      359,869      268,066      295,940

Cost per ounce of gold produced:
 Total cash production costs*                     $290         $375         $420
 Reclamation                                         4            -            -
 Depreciation and depletion                        156          151          147
--------------------------------------------------------------------------------

  Total production costs                          $450         $526         $567
================================================================================

*During 1994, the Company changed its method of accounting for ore loaded on heap leach pads, which decreased 1994 cash production costs at the Guanaco mine by $65 per ounce. Cash costs in 1996 exclude the impact of the write-down of heap leach inventories at Guanaco.

Property Position. The Guanaco property position consists of approximately 25,000 acres consisting of mineral claims leased from Empresa Nacional de Mineria (ENAMI), an entity of the Chilean government, and certain other mineral rights. Nearly all of the reserves are located on land covered by the ENAMI lease, which expires in 2006 and may be extended by the Company for additional five-year terms thereafter. The lease is subject to royalties varying with the level of production, with the royalty on gold ranging from a 7 percent gross royalty to a 3 percent gross royalty plus a 2 percent net profits royalty; there is a gross royalty of 2 percent for all other metals. The property remains subject to a 1.1 percent net smelter return royalty to the minority owners for metals other than gold.

Geology and Ore Reserves. The Guanaco deposit contains gold mineralization in steeply dipping vein-like zones within a silicified volcanic host rock. The following table sets forth the proven and probable reserves at the Guanaco mine.

                                  Guanaco Mine
                        Proven and Probable Ore Reserves
                            As of December 31, 1996

                                                            Gold         Gold
                                             Tons        Avg. Grade     Content
                                             (000)       (oz./ton)     (000 oz.)
--------------------------------------------------------------------------------
Heap Leach Ore                               2,673          0.045         119*
================================================================================

*Represents 100 percent of Guanaco's reserves.

The December 31, 1996 Guanaco reserves were calculated by the Company. The resource model and pits were revised to reflect development drilling in 1996, actual 1996 costs and revised metallurgical recovery rates. Reserves were calculated based on a $400 per ounce gold price and a cut-off grade of 0.021 ounces per ton. Changes in reserves from 1995 reflect production and revision of the resource model and pit designs, which decreased the remaining reserves by
1.3 million tons and 116,000 ounces of gold. The Company estimates the ultimate recovery rate for the gold reserve to be approximately 57 percent. No attempt has been made to quantify a silver reserve, but the current operation recovers about four times as much silver as gold.

Sleeper Mine

The Sleeper mine is located in Humboldt County, Nevada, approximately 28 miles north of Winnemucca.

Operations. Gold production in 1996 decreased from 1995 levels due to completion of mining as planned in the first quarter of 1996. Milling was completed in August of 1996 and operations were completed at the end of the third quarter. Reclamation activities, partially funded through continued residual leaching, have commenced at Sleeper and are expected to be substantially completed by 2000. The operation includes an open pit mine, mill, heap leach pads and tailings disposal facilities. Access to the mine is provided by a gravel road that connects to a paved public highway. Power is purchased from the local rural electric association. Water is provided by a well system that is currently being used to fill the pits, and potable water is supplied by truck.

The following table presents operating data for the Sleeper mine for the years indicated.

                                  Sleeper Mine
                                 Operating Data

                                               1996        1995        1994
--------------------------------------------------------------------------------
Tons mined                                   1,432,400  14,467,900  18,639,300
Tons of ore milled                             570,975     857,284     802,534
Average mill-head grade (oz. per ton)            0.069       0.095       0.110
Mill recovery rate (%)                           65.20       67.30       80.60
Tons of ore to heap leach                      453,100   2,779,000   5,012,600
Average grade to heap leach (oz. per ton)        0.020       0.018       0.016
Heap leach recovery rate (%)                     42.80       55.50       44.90

Ounces of gold produced
 Mill                                           25,843      54,731      70,750
 Heap leach                                     12,356      27,331      36,162
--------------------------------------------------------------------------------

  Total                                         38,199      82,062     106,912
--------------------------------------------------------------------------------

Ounces of silver produced                       36,222      98,694     142,597

Cost per ounce of gold produced
 Total cash costs*                                $247        $325        $264
 Reclamation                                        19          17           9
 Depreciation and depletion                         67          50          92
--------------------------------------------------------------------------------

  Total production costs                          $333        $392        $365
================================================================================

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

Haile Property

The Company owns a 62.5 percent joint venture interest in the Haile property in Lancaster County, South Carolina. The remaining 37.5 percent interest is owned by Kershaw Gold Company, Inc., a wholly owned subsidiary of Piedmont Mining Company, Inc. (Piedmont). The Company has not made a decision to develop the Haile property and is considering various options with respect to its interest in Haile. The Company is involved in a dispute with Piedmont regarding certain agreements. See Item 3. "Legal Proceedings."

Property Position. The Haile property covers approximately 3,600 acres and consists entirely of fee property that is either owned by the venture participants, leased from third parties under leases that can be extended to 2001 or controlled by purchase agreements. The leased property is subject to a 4 percent net smelter return royalty.

Geology and Ore Reserves. Ore grade mineralization on the Haile property is generally hosted within silicified and pyritized fine-grained metasedimentary rocks near the folded and faulted contact with overlying volcaniclastic and metavolcanic rocks. Current reserves are contained in four separate deposits. The following table sets forth the proven and probable reserves at the Haile property.

                                 Haile Property
                        Proven and Probable Ore Reserves
                            As of December 31, 1996

                                                            Gold Content
                                                              (000 oz.)
                                            Gold        ----------------------
                               Tons     Avg. Grade               The Company's
                               (000)     (oz./ton)      Total     62.5% Share
------------------------------------------------------------------------------
Mill Ore                       8,736       0.089         780          488
==============================================================================

The reserves were calculated by the Company and verified by Derry, Michner, Booth & Wahl in its April 1994 audit. No changes were made to reserves during 1996 or 1995. Pits were designed on the basis of a $375 per ounce gold price while ore within the pits was summarized using a gold price of $400 per ounce. The Company estimates ultimate gold recoveries would range from 65 percent to 85 percent.

Kubaka Mine (Acquisition Pending)

During October 1995, Amax Gold announced that it would acquire, subject to certain conditions, Cyprus Amax's wholly-owned subsidiary, Cyprus Magadan Gold Corporation, which owns a 50 percent interest in Omolon Gold Mining Company (Omolon). See "Agreements with Cyprus Amax - Acquisition Agreement" for further discussion. Omolon is developing the Kubaka gold mine in the Russian Federation. In April 1996, the Company announced a revised capital cost estimate of $228 million for Kubaka due to a delayed start-up, higher logistics and freight costs, higher than anticipated labor costs and taxes, and some design changes. As a result of the cost increases which necessitated the arrangement of additional financing, the acquisition was delayed and the Company completed an amended acquisition agreement in October 1996, received shareholder approval for the acquisition in December 1996, and expects to acquire the mine in early 1997. The Company's share of proven and probable reserves would be
2.47 million tons with an average grade of 0.540 ounces of gold per ton with
1.33 million contained ounces. In addition, the Company has estimated its share of other mineralized material to be 1.95 million tons at an average grade of
0.290 ounces per ton at Kubaka.

Kubaka is an open pit, mill recovery, gold mine located in the Russian Far East, approximately 200 miles south of the Arctic Circle and 600 miles northeast of the major port city of Magadan. The Kubaka mine's remote location in this sub-Arctic region requires the Company to plan for operations in extreme cold and to provide all services and facilities on site. The first gold was poured in February 1997 and commercial production is expected to commence in mid-1997 with anticipated cash costs averaging approximately $185 per ounce.

Omolon holds the license from the Russian government to develop the Kubaka mine and to explore and develop the Evenskoye property, also in the Magadan region (the Kubaka License). The Kubaka License is for a period of 18 years, subject to extension of up to an additional two years, and limits the ownership of a foreign party (i.e., the Company) in Omolon to a maximum of 50 percent. The Kubaka License establishes certain production requirements for Kubaka and requires Omolon to complete exploration activities, a feasibility study and its assessment of the reserves at Evenskoye prior to December 31, 1998.

As of December 31, 1996, Kubaka had been funded with $86 million in equity contributions by Cyprus Amax and the Russian partners, $100 million in project financing provided by the European Bank for Reconstruction (EBRD) and Development and the Overseas Private Investment Corporation (OPIC) and $14 million in subordinated debt from a bank licensed to do business in Russia to fund part of the increased capital costs. An additional $30 million in project financing was provided by EBRD and OPIC in February 1997. In addition, Omolon is seeking to arrange a working capital line of credit.

Exploration

The Company's primary exploration objective continues to be the acquisition and evaluation of near-surface gold deposits that can be mined by open pit methods. The Company also continues exploration activity on the Fort Knox and Refugio properties. The Company expects to increase its exploration activities in the Russian Federation following the acquisition of Kubaka.

Pursuant to an Exploration Joint Venture Agreement effective since January 1994, the Company and Cyprus Amax have agreed to pool their efforts for the principal purpose of discovering and developing future gold prospects, with Cyprus Amax providing 75 percent and the Company providing 25 percent of the initial exploration funding for such prospects. A Cyprus Amax subsidiary manages exploration activities, with equal participation by Amax Gold in decisions affecting property acquisition and divestiture. The Agreement will terminate December 31, 1997 unless extended by mutual agreement. Amax Gold has the first right to acquire any gold property owned by the joint venture and Cyprus Amax has the first right to acquire properties containing deposits of minerals other than gold or silver. During 1996, the joint venture conducted exploration activities principally in the Americas, Russia, Australia and Africa.

Exploration expenditures were $3.5 million in 1996 compared to $5.9 million in 1995. Exploration expenditures for 1997 are expected to be approximately $10 million.

Gold Market and Prices

Gold has two principal uses: product fabrication and bullion investment. Fabricated gold has a wide variety of end uses, including jewelry manufacture (the largest fabrication component), electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. The Company sells all of its refined gold to banks and other bullion dealers, using a variety of hedging techniques. Substantially all of the Company's 1996 sales were export sales made in Europe.

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

The following table sets forth for the years indicated the high and low closing prices of gold, first position, as provided by the Commodity Exchange, Inc. (COMEX) in New York.


                      High           Low
                     -------       -------
      Year            (dollars per ounce)
      ----            -------------------
      1992          $359.30        $329.70
      1993           407.00         326.30
      1994           398.00         370.60
      1995           395.40         372.20
      1996           414.70         368.00

Refining, Sales and Hedging Activities

Refining arrangements are in place with third parties for the Company's production. Because of the availability of refiners other than those with whom such arrangements have been made, the Company believes that no adverse effect would result if any of these arrangements were terminated.

The Company employs a number of hedging techniques with the objective of mitigating the impact of downturns in the gold market and providing adequate cash flow for operations while maintaining significant upside potential in a market upswing. During 1996 and 1995 the Company's hedging efforts resulted in average realized prices of $412 per ounce and $406 per ounce, respectively, compared with the average COMEX price of $388 per ounce in 1996 and $384 per ounce in 1995.

Agreements with Cyprus Amax

Amax Gold has entered into the following agreements with Cyprus Amax.

Financing Arrangements with Cyprus Amax. Pursuant to a financing arrangement with Cyprus Amax, approved by the Company's stockholders in September 1996, Cyprus Amax has guaranteed the Company's $250 million Fort Knox loan until economic completion of the Company's Fort Knox mine and has provided the Company with a $250 million demand loan facility, in exchange for which the Company has agreed to (i) pay Cyprus Amax a financing and guaranty fee of $10 million, (ii) pay Cyprus Amax 1.75 percent annually on amounts outstanding under the Fort Knox loan, (iii) reimburse Cyprus Amax for any payments made or costs incurred under the Cyprus Amax guaranty, (iv) make no additional borrowing under the convertible line of credit without the prior consent of Cyprus Amax, and (v) grant Cyprus Amax a first priority security interest in the collateral for the Fort Knox loan, and if requested, security interests in certain additional assets to the extent available. All of these obligations to Cyprus Amax are payable in cash or, at the election of Cyprus Amax, in shares of Common Stock, valued at the time of issuance of the shares.

In April 1994, Cyprus Amax agreed to make loans to the Company under a revolving credit agreement from time to time until December 31, 2001, in an aggregate principal amount not to exceed at any time $100 million. The Company may elect to repay amounts of outstanding indebtedness either by payment in cash or payment in shares of its $2.25 Series A Convertible Preferred Stock and Cyprus Amax may convert any indebtedness into Common Stock of the Company at a stated conversion price. As stated above, the Company has agreed not to make additional draws under this line of credit without the prior consent of Cyprus Amax.

Stock Issuance Agreement. In September 1995, the Company and Cyprus Amax entered into an Agreement Regarding Stock Issuance pursuant to which, with the agreement of both parties, obligations owing from the Company to Cyprus Amax from time to time may be paid in shares of Common Stock valued at the most recent 30-day average closing price. Of the 879,500 shares issuable, 128,042 shares were issued to Cyprus Amax in 1995 as payment for $835,473 due Cyprus Amax under a financing agreement.

Acquisition Agreement. Pursuant to the Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of October 9, 1996 (the Acquisition Agreement), the Company will acquire, subject to the satisfaction of certain conditions, Cyprus Amax's indirect 50 percent interest in the Kubaka mine for a purchase price payable in shares of the Company's Common Stock as follows: (i) approximately 11.8 million shares of Common Stock to be paid upon closing the Acquisition Agreement, (ii) approximately 4.2 million shares of Common Stock to be paid within ten days of commencement of commercial production of the Kubaka gold property, and (iii) a contingent payment in shares of Common Stock (a) equal to $10 per gold equivalent ounce (up to a maximum of $45 million) of the Company's pro rata share of proven and probable reserves which the Company acquires the right to mine in the Russian Federation, excluding properties covered by the Kubaka License or acquired by the Company's joint venture with Cyprus Amax, on or before June 30, 2004, and (b) valued at the then current ten-day average stock price. See "Kubaka Mine (Acquisition Pending)."

Exploration Joint Venture Agreement. Under the Exploration Joint Venture Agreement, the Company and Cyprus Amax have agreed to pool their efforts for the principal purpose of discovering and developing future gold prospects. See "Exploration."

Services Agreement. Pursuant to the Services Agreement, the Company and Cyprus Amax provide a variety of managerial and other services to each other on a full cost-reimbursement basis. The Company paid Cyprus Amax approximately $3.4 million for 1996 services, including insurance coverage, and Cyprus Amax paid the Company approximately $2.0 million, including reimbursement for services at the Kubaka mine.

Employee Transfer Agreement. Pursuant to the Employee Transfer Agreement, the Company and Cyprus Amax have amended their respective benefit plans to allow employees to transfer between the companies with minimal effect on an employee's benefits.

Employees

At December 31, 1996, the Company and its consolidated subsidiaries employed 1,012 persons in addition to 107 contract miners at its Guanaco mine and 266 contract miners at its Refugio mine. The hourly employees at the Guanaco mine are represented by the Sociedad Contractual Minera Guanaco labor union and are covered by a labor contract that expires at the end of May 1999. The hourly employees at Refugio are represented by the Sindicato de Trabajadores de Compania Minera Maricunga labor union and are covered by a labor contract that expires at the end of February 2001. None of the Company's employees in the United States are organized and the Company considers its employee relations to be good. The Company obtains certain administrative and other services from Cyprus Amax.

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

Foreign Operations

Foreign operations and investments such as those that the Company has in Chile and expects to acquire in Russia may be adversely affected by exchange controls, currency fluctuations, taxation and laws or policies of particular countries or by political events in those countries as well as by laws and policies of the United States affecting foreign trade, investment and taxation.

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

In March 1994, the U.S. Forest Service notified the Company that it considers the Company to be a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), jointly and severally liable with other PRP's, for damages attributable to alleged releases of hazardous substances from the Siskon

Mine, located in the Klamath National Forest in Siskiyou County, California.
The Company conducted a limited exploration drilling program in the summer of 1991 on property at the Siskon mine site which the Company believes is not involved in the alleged releases. Based on facts currently known to management, the Company does not anticipate that this matter will have any material effect on the Company's financial condition or results of operations.

Executive Officers of The Registrant

As of December 31, 1996, the names, ages and offices of all executive officers of the Company were as follows.

  Name                 Age                    Office
--------------------------------------------------------------------------------
Milton H. Ward         64   Chairman of the Board and Chief Executive Officer
S. Scott Shellhaas     48   President and Chief Operating Officer
Robert B. Blakestad    50   Vice President, Exploration
Larry D. Clark         50   Vice President
Deborah J. Friedman    44   Vice President, General Counsel and Secretary
Mark A. Lettes         47   Vice President, Trading
David L. Mueller       46   Vice President, Controller and Assistant Secretary
Andrew F. Pooler       38   Vice President

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

Mr. Shellhaas was elected President and Chief Operating Officer of the Company in April 1996. From 1994 to 1996 he was President of Cyprus Foote Mineral Company, from 1991 to 1994 he was President of Cyprus Northshore Mining Corporation and from 1989 to 1991 he was Senior Vice President of Cyprus Amax's South Pacific operations. He held various positions in Cyprus Amax's law department from 1982 to 1989.

Mr. Blakestad was elected Vice President, Exploration in May 1996. From 1990 to 1996, he held various management positions for Cyprus Amax's exploration department, including Exploration Manager, South Pacific and Exploration Manager, North America.

Mr. Clark was elected Vice President of the Company in April 1996. From 1988 to 1996, he held various management positions in Cyprus Amax's business development, operating and law departments.

Ms. Friedman was elected Vice President, General Counsel and Secretary of the Company in September 1994. From 1982 to 1993, she held various positions in the law department of Cyprus Amax, including General Counsel and Associate General Counsel. In 1994, she served as a legal consultant handling various matters for Cyprus Amax.

Mr. Lettes was elected Vice President, Trading of the Company and appointed a Director in the Cyprus Amax Treasury Department in August 1996. He has held various management positions in the Company's financial departments since 1987, including Chief Financial Officer from 1994 to 1996, Treasurer from May 1988 to February 1991, and Vice President since August 1989.

Mr. Mueller was elected Vice President, Controller and Assistant Secretary in October 1994. He was Director of Financial Reporting at Echo Bay Mines, Ltd. from October 1990 until 1994. Prior to October 1990, he was a Senior Manager at Ernst & Young LLP.

Mr. Pooler was elected Vice President of the Company in February 1992 and is responsible for the Company's operations in the contiguous United States and in Chile. From May 1988 until February 1992 he was General Manager of the Wind Mountain mine.

Each executive officer holds office subject to removal at any time by the Board of Directors of Amax Gold.

                           Item 3.  Legal Proceedings

In October 1996, a purported derivative action was filed in the Court of Chancery of Delaware on behalf of a purported stockholder of the Company titled

Harry Lewis v. Milton H. Ward, et al., C.A. No. 15255-NC, against Cyprus Amax,
-------------------------------------
the directors of the Company, and the Company as a nominal defendant. The complaint alleges, among other things, that the defendants engaged in self-dealing in connection with the Company's entry in March 1996 into the demand loan facility provided by Cyprus Amax, that Cyprus Amax controls the Company's Board of Directors and management, that the terms of the transaction were not negotiated by persons independent of Cyprus Amax, that the timing of the transaction precluded the Company from seeking financing in the commercial or public debt markets and prevented the Special Committee of the Board of Directors of the Company that approved entry into the transaction from seeking alternatives to the transaction. The complaint seeks, among other things, a declaration that the demand loan facility is not entirely fair to the Company and damages in an unspecified amount. The Company believes that the complaint is without merit and intends to defend the matter vigorously.

In October 1995, a purported derivative action was filed in the Court of Chancery of Delaware on behalf of a purported stockholder of the Company titled Harbor Finance Partners v. Allen Born, et al. and v. Amax Gold, Inc., as nominal
--------------------------------------------------------------------------------
defendant, C.A. No. 14637, with respect to the proposed Kubaka transaction.  The
---------
complaint alleges that the individual defendants have breached their fiduciary duty in connection with the sale of Cyprus Magadan to the Company, that the price to be paid for Cyprus Magadan substantially exceeds its fair market value in an arms-length transaction, and that by agreeing to the transaction, defendants have wrongfully enabled Cyprus Amax to increase its control over the Company and have caused the Company to waste its assets. The complaint seeks, among other things, rescission of the proposed transaction and damages in an unspecified amount. The Company believes that the complaint is without merit and intends to defend the matter vigorously.

There is presently pending in United States District Court for the District of South Carolina, Rock Hill Division, litigation filed by Kershaw Gold Company, Inc., Piedmont Mining Company's subsidiary that owns 37.5 percent of the Haile project, against the Company alleging that the Company tortiously interfered with the performance by its subsidiaries, Lancaster Mining Company Inc. and Haile Mining Company, of their obligations under certain agreements. Kershaw alleges that, among other things, Amax Gold caused Lancaster to fail to complete the exploration expenditures authorized in the 1994 venture budget and initiated attempts to sell its interest in the Haile property without informing Kershaw. Kershaw claims that damages of $38 to $60 million resulted from the alleged breaches. Discovery is almost completed. The Company believes that the complaint is without merit and intends to defend the matter vigorously.

The litigation described above is part of a lawsuit filed originally in South Carolina Circuit Court in March 1995 by Piedmont Mining Company and Kershaw Gold Company, Inc. against Amax Gold, Lancaster and Haile, alleging breach of contract, fraud and tortious interference with contract rights. Pursuant to motions filed by the defendants, all claims of Piedmont and Kershaw were dismissed on the grounds that jurisdiction was to be determined by arbitration, except the claim of Kershaw against the Company described above. The plaintiff's motion for reconsideration is pending.

Pursuant to certain agreements between Piedmont, Kershaw and the Company, Piedmont and Kershaw indemnified the Company from all environmental and other liabilities arising from Piedmont's operations or other conditions existing on the Haile property prior to July 1, 1992. Following Piedmont's and Kershaw's continued refusal to pay environmental costs that the Company believed were covered by the indemnity, the Company submitted to arbitration its claim for $1.4 million, the amount of such costs incurred through August 1995. The Company prevailed in this matter and the $1.4 million arbitration award, including accrued interest, has been paid. Piedmont's and Kershaw's appeals of the arbitration award are pending in the Fourth Circuit Court of Appeals.

TMB Associates (TMB), a Nevada general partnership that is the lessor under a 1987 lease of unpatented federal mining claims (as amended, the Lease) that comprise a substantial part of the Wind Mountain mine property, initiated arbitration in 1994 against the Company asserting claims related to the formation and performance of, and alleged breach of duties with respect to, the Lease. The Company prevailed in this matter, which was concluded in early 1997.

          Item 4.  Submission of Matters to a Vote of Security Holders

The consent of the Company's stockholders was solicited in connection with the approval of the Company's acquisition of an interest in the Kubaka gold mine from Cyprus Amax. See "Agreements with Cyprus Amax - Acquisition Agreement." Stockholder approval was received on December 23, 1996, with 18,550,729 votes in favor (excluding Cyprus Amax's 49,361,557 votes in favor), 2,124,684 votes against, 352,062 votes abstaining and 16,221,235 broker non-votes.

                                    Part II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Information required by this item is incorporated by reference from "Stock Market Information" on page 27 of the 1996 Annual Report.

The information required by Items 6 through 8 is incorporated by reference from the pages of the Company's 1996 Annual Report as set forth below.


                                                                Applicable Pages
                                                                     in 1996
                   Form 10-K Item Number                         Annual Report
                   ---------------------                        ----------------

Item 6.    Selected Financial Data..................................... 5

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................... 6 - 8

Item 8.    Financial Statements and Supplementary Data................. 9 - 26

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
           Not applicable.


                                    Part III

          Item 10.  Directors and Executive Officers of the Registrant

The information required by this item appears in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year.* Information about Executive Officers of the Company required by this item appears in Part I of this Annual Report on Form 10-K.

                        Item 11.  Executive Compensation

The information required by this item appears in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year.*

    Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item appears in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year.*

            Item 13.  Certain Relationships and Related Transactions

The information required by this item appears in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year.*

--------------------
* References in this Annual Report on Form 10-K to material contained in Amax Gold's Proxy Statement for the 1997 Annual Meeting to be filed within 120 days after the fiscal year incorporate such material into this Report by reference.

                                    Part IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report:


                                                                   Pages in 1996
                                                                   Annual Report
                                                                   -------------

    1. Financial Statements Included in the 1996 Annual Report
       And Incorporated by Reference:

         Report of Independent Accountants                                9
         Consolidated Statement of Operations for
          each of the three years in the period ended
          December 31, 1996                                              10
         Consolidated Balance Sheet at December 31, 1996
          and 1995                                                       11
         Consolidated Statement of Cash Flows for each
          of the three years in the period ended
          December 31, 1996                                              12
         Consolidated Statement of Shareholders'
          Equity for each of the three years in the
          period ended December 31, 1996                                 13
         Notes to Consolidated Financial Statements                   14 - 26

    2.   Financial Statement Schedules

         Financial statement schedules are not included in this Annual Report on Form 10-K because they are not applicable.

         With the exception of the aforementioned financial statements and the information incorporated in Items 1 and 2 and Items 5 through 8, the 1996 Annual Report is not deemed to be filed as part of this Annual Report on Form 10-K.

    3.   Exhibits


Exhibit
Number                              Exhibit
------                              -------

 3(i) Certificate of Incorporation, dated April 13, 1995, and filed with the Secretary of State of the State of Delaware on April 26, 1995, filed as Appendix F to the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders, dated April 27, 1995, and incorporated herein by reference.

 3(ii) By-Laws, dated April 27, 1995, adopted on April 26, 1995, as amended and restated effective June 21, 1995, filed as Exhibit 3(ii) to the Company's Registration Statement on Form 8-B filed June 21, 1995 and incorporated herein by reference.

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

Exhibit
Number                              Exhibit
------                              -------

 10.1 Agreement regarding issuance of stock dated September 29, 1995 between the Company and Cyprus Amax, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

 10.2 Directors' Deferred Compensation Plan for Members of the Board of Directors of Amax Gold Inc. filed as Exhibit 10.14.2 to the Company's Registration Statement No. 33-22645 and incorporated herein by reference.

 10.3 Amax Gold Inc. Excess Benefit Plan, filed as Exhibit EX-10(g) to the Company's Annual Report on Form 10-K for the year-ended December 31, 1993 and incorporated herein by reference.

 10.4 Amax Gold Inc. Deferred Compensation Plan, filed as Exhibit EX-10(h) to the Company's Annual Report on Form 10-K for the year-ended December 31, 1993 and incorporated herein by reference.

 10.5 Amax Gold Inc. 1992 Stock Option Plan, filed as Exhibit A to the Company's Proxy Statement for the 1993 Annual Meeting of Stockholders and incorporated herein by reference.

 10.6 Amax Gold Inc. Key Executive Long-Term Incentive Plan (formerly the Amax Gold Performance Share Plan), filed as Exhibit B to the Company's Proxy Statement for the 1993 Annual Meeting of Stockholders and incorporated herein by reference.

 10.7 Term Loan Agreement, dated October 31, 1995, between Amax Gold Inc., Fairbanks Mining, Inc., Guanaco Mining Company, Inc., Lassen Gold Mining, Inc., Melba Creek Mining Inc., Nevada Gold Mining, Inc. and a group of banks, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference; Amendment to Term Loan Agreement dated December 7, 1995; Amendment to Term Loan Agreement dated March 19, 1996; and Cyprus Amax Guaranty, dated as of March 19, 1996 by Cyprus Amax, in favor of the administrative agent for the group of banks, filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

 10.8 Exploration Joint Venture Agreement, effective January 1, 1994, between the Company and Cyprus Amax, filed as Exhibit 10.1 to the Company's Registration Statement on Form S-3 (Registration No. 33-53963) and incorporated herein by reference; and Amendment to Exploration Joint Venture Agreement, dated December 29, 1995, between the Company and Cyprus Amax, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

 10.9 Revolving Credit Agreement, dated as of April 15, 1994 between the Company and Cyprus Amax, filed as Appendix A to the Company's Proxy Statement for the July 26, 1994 Special Meeting of Stockholders and incorporated herein by reference; and Amendment to Revolving Credit Agreement, dated as of March 10, 1994, between the Company and Cyprus Amax, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year-ended December 31, 1994 and incorporated herein by reference.

 10.10 Loan Agreement, dated as of November 23, 1994, amended February 7 and 14, 1995, among Compania Minera Maricunga, as borrower, Amax Gold Inc. and Bema Gold Corporation, as guarantors, and certain banks, and related documents, as amended, filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year-ended December 31, 1994 and incorporated herein by reference; as amended by Letter Agreement, dated as of November 1, 1996, and Letter Agreement, dated as of December 19, 1996.

Exhibit
Number                              Exhibit
------                              -------

 10.11 Credit Agreement, dated as of March 19, 1996, between the Company and Cyprus Amax; Guaranty Fee Agreement, dated as of March 19, 1996, between the Company and Cyprus Amax; and Reimbursement Agreement, dated as of March 19, 1996, between the Company and Cyprus Amax filed as Exhibit
        10.12 to the Company's Annual Report on Form 10-K for the year-ended December 31, 1995 and incorporated herein by reference; Amendment Agreement dated October 31, 1996, amending the Credit Agreement dated March 19, 1996 between the Company and Cyprus Amax, filed as Exhibit
        (10b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

 10.12 Services Agreement, dated as of January 1, 1994, between the Company and Cyprus Amax, filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year-ended December 31, 1995 and incorporated herein by reference.

 10.13 Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of October 9, 1996 among the Company, Amax Russia Corporation, Cyprus Amax, Cyprus Gold Company and Cyprus Magadan Gold Company, filed as Exhibit (10a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

 21     Subsidiaries of the Company.

 23.1   Consent of Price Waterhouse LLP.

 23.2   Consent of Mineral Resources Development, Inc.

 23.3   Consent of Derry, Michner, Booth & Wahl.

 27     Financial Data Schedule.

 (b)  Reports on Form 8-K

There were no reports on Form 8-K filed during the fourth quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AMAX GOLD INC.


Date:  March 12, 1997            By  /s/ S. Scott Shellhaas
                                     -------------------------------------------
                                     S. Scott Shellhaas
                                     President and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 1997.


              Signature                                 Title
--------------------------------------  --------------------------------------

/s/ Milton H. Ward                      Chairman of the Board, Chief
--------------------------------------  Executive Officer  (principal
Milton H. Ward                          executive officer) and Director

/s/ David L. Mueller                    Vice President, Controller and
--------------------------------------  Assistant Secretary (principal
David L. Mueller                        financial and accounting officer)

/s/ Richard H. Block                    Director
--------------------------------------
Richard H. Block

/s/ Allen Born                          Director
--------------------------------------
Allen Born

/s/ Gerald J. Malys                     Director
--------------------------------------
Gerald J. Malys

/s/ Vernon F. Taylor, Jr.               Director
--------------------------------------
Vernon F. Taylor, Jr.

/s/ Russell L. Wood                     Director
--------------------------------------
Russell L. Wood

                        AMAX GOLD INC. AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA
              (In millions except per share amounts, percentages,
               production and sales ounces and amounts per ounce)
                            Year Ended December 31,

                                                   1996       1995       1994      1993        1992
-----------------------------------------------------------------------------------------------------
For the year:
 Revenues                                       $  108.2   $   96.6   $   94.6   $   81.9   $   99.7
 Earnings (loss) from operations/(1)(2)/           (37.9)     (17.2)     (43.9)    (116.0)      18.8
 Earnings (loss) before cumulative
   effect of accounting changes, net/(1)(2)/       (34.2)     (23.9)     (43.0)     (89.0)      13.0
 Net earnings (loss)/(1)(2)(3)/                    (34.2)     (23.9)     (35.5)    (104.2)      11.5
 Per common share:
  Earnings (loss) before cumulative
   effect of accounting changes/(1)(2)(3)/          (.42)      (.36)      (.56)     (1.14)       .18
  Net earnings (loss)/(1)(2)(3)/                    (.42)      (.36)      (.47)     (1.34)       .16
 Weighted average common shares outstanding         96.9       86.5       79.3       77.8       73.7
 Capital and cash acquisition expenditures         187.7      206.2       23.0       23.4      113.7
 Cash dividends to common stockholders                 -          -          -        2.0        2.8
 Dividends declared per common share                   -          -          -        .08        .08
 Cash dividends to preferred stockholders            6.9        6.9        1.8          -          -
 Dividends declared per preferred share/(4)/        3.75       3.75      .9791          -          -
At year-end:
 Current assets                                     62.9       65.2       72.7       37.9       47.1
 Total assets                                      765.3      611.1      403.2      381.0      477.6
 Current liabilities                               212.3       42.8       45.6       37.6       46.9
 Long-term debt                                    272.6      238.2       83.2      111.8      103.1
 Note payable to parent                                -        5.0          -       24.7          -
 Shareholders' equity                              262.5      296.3      245.5      173.3      257.2
 Working capital (deficit)                        (149.4)      22.4       27.1        0.3        0.2
 Book value per common share                        1.75       2.16       1.93       2.22       3.45
 Long-term debt to total capitalization               51%        45%        25%        39%        29%
Key operating factors for the year:
 Total ounces of gold produced                   268,331    238,255    240,885    210,880    253,603
 Total ounces of gold sold                       262,975    238,094    235,664    209,290    248,024
 Average realized price per ounce sold          $    412   $    406   $    401   $    392   $    402
 Average cost per ounce produced/(5)/:
  Total cash costs/(6)/                         $    255   $    313   $    329   $    375   $    215
  Reclamation costs                                   16         13         11         13          8
  Depreciation, depletion and amortization           110         91        105        122         87

-----------------------------------------------------------------------------------------------------
  Total production costs per ounce              $    381   $    417   $    445   $    510   $    310
=====================================================================================================

/(1)/ In the fourth quarter of 1996, the Company recorded a $35.5 million pre-tax write-down of the Guanaco mine and an unrelated $10 million deferred tax benefit. These special items increased the net loss by $25.5 million, or $.26 per share. In 1994, the Company recorded an $18.6 million pre-tax ($14.4 million after-tax) write-down of the Hayden Hill mill to its estimated salvage value and a $2.5 million pre-tax ($2.1 million after-tax) write-down of other assets that increased the net loss by $16.5 million, or $.21 per common share. In 1993, the Company recognized a $64.1 million pre-tax ($41.9 million after-tax) write-down of Hayden Hill and a $23.6 million pre-tax ($15.6 million after-tax) write-down of Sleeper, which increased the 1993 net loss by $57.5 million, or $.74 per common share.
/(2)/ Effective January 1, 1994, the Company changed its method of accounting for the cost of ore loaded on heap leach pads to record such costs as work-in-process inventory. The 1994 net loss is reduced by a $7.5 million, or $.09 per common share, after-tax benefit relating to the cumulative effect of this accounting change. Effective January 1, 1993, Amax Gold changed its exploration accounting policy such that prior period exploration expenses would no longer be capitalized and restored to earnings when a property became exploitable. The 1993 net loss includes a $13.4 million, or $.17 per common share, after-tax charge relating to the cumulative effect of this accounting change. The 1992 net earnings include $8.9 million, or $.12 per common share, of after-tax income related to prior year exploration expenditures on the Haile and Guanaco projects that were capitalized and restored to earnings.

/(3)/ The 1993 net loss includes a $1.8 million, or $.03 per common share, after-tax cumulative effect of the January 1, 1993, adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." Net earnings for 1992 include a $1.5 million, or $.02 per common share, after-tax cumulative effect of the January 1, 1992, adoption of SFAS No. 106, "Postretirement Benefits Other Than Pensions."

/(4)/ The Company issued 1.8 million preferred shares in August 1994. Preferred share dividends were $1.8 million during the fourth quarter of 1994.

/(5)/ Average costs weighted by ounces of gold produced at each mine.

/(6)/ Effective January 1, 1996, the Company adopted the Gold Production Cost
      Standard developed by the Gold Institute in order to facilitate comparisons among companies in the gold industry. Cash production costs reported in prior periods have been restated as cash operating costs and total cash costs in accordance with the new standard. Cash operating costs calculated under the new standard include all operating costs (including overhead) at the mine sites, but exclude royalties, production taxes and reclamation. Total cash costs include royalties and production taxes, but exclude reclamation. Total production costs remain unchanged and include reclamation and depreciation, depletion and amortization. Total cash costs in 1996 exclude the impact of the write-down of heap leach inventories at Guanaco.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Amax Gold reported a 1996 net loss of $34.2 million, or $.42 per share, compared with a 1995 net loss of $23.9 million, or $.36 per share, and a 1994 net loss of $35.5 million, or $.47 per share. The 1996 results included a $35.5 million after-tax write-down of the Guanaco mine in Chile, partially offset by an unrelated $10 million deferred tax benefit. Included in the 1994 results was a $16.5 million after-tax asset write-down, primarily for the Hayden Hill mill, partially offset by a $7.5 million cumulative after-tax benefit from a change in accounting for heap leach inventory.

Excluding the write-downs and special items, the 1996 net loss was $8.7 million, or $.16 per share, compared with a 1995 net loss of $23.9 million, or $.36 per share, and a 1994 net loss of $26.5 million, or $.36 per share. The Company's operating loss before write-downs was $2.4 million in 1996 compared with losses from operations before write-downs of $17.2 million and $22.8 million in 1995
and 1994, respectively.    Lower cash production costs and higher gold
production and sales were the primary reasons for the improved trend.


Selected Data (In millions unless otherwise indicated)       1996       1995       1994
------------------------------------------------------------------------------------------
Revenue                                                   $  108.2   $   96.6   $   94.6
Operating loss                                            $  (37.9)  $  (17.2)  $  (43.9)
Operating loss, excluding write-downs                     $   (2.4)  $  (17.2)  $  (22.8)

Production, oz.                                            268,331    238,255    240,885
Sales, oz.                                                 262,975    238,094    235,664

Average realization, $/oz.                                $    412   $    406   $    401
Average total cash costs, $/oz.                           $    255   $    313   $    329
Average total production costs, $/oz.                     $    381   $    417   $    445
------------------------------------------------------------------------------------------

Revenue improved to $108.2 million in 1996 from $96.6 million in 1995 and $94.6 million in 1994. The increases were a result of higher gold sales and higher average realized prices. Gold sales in 1996 were 262,975 ounces, compared with 238,094 ounces in 1995 and 235,664 ounces in 1994. The increase primarily resulted from the commencement of commercial production as of October 1, 1996 at the Refugio mine in Chile, partially offset by the completion of operating activities at the Company's Sleeper mine in Nevada. Increases in production at the Hayden Hill and Guanaco mines also contributed to increased gold sales in both 1996 and 1995. Amax Gold's average realized price was $412 per ounce in 1996, $406 per ounce in 1995 and $401 per ounce in 1994 compared with average COMEX gold prices of $388 per ounce for 1996 and $384 per ounce in 1995 and 1994. Amax Gold's average realized price exceeded the average COMEX price each year due to the positive impact of hedging activities.

Gold production was 268,331 ounces in 1996, a 13 percent increase over 1995 gold production of 238,255 ounces. Gold production in 1994 was 240,885 ounces, slightly higher than 1995. The commencement of commercial production at Refugio resulted in 30,612 ounces of production for Amax Gold's account in the fourth quarter. Guanaco and Hayden Hill both set production records during 1996. Guanaco produced 96,018 ounces during 1996, an increase of nearly 36 percent from 1995 production of 70,850 ounces. Improved crusher efficiency and higher grades were the main factors in achieving the record. Hayden Hill's 1996 production increased more than 29 percent to 103,502 ounces from 1995 production of 80,031 ounces due to higher grades as well as improved recovery. In 1994, Guanaco and Hayden Hill produced 57,675 and 65,785 ounces of gold, respectively. Mining is expected to be completed in mid-1997 at Guanaco and in late 1997 at Hayden Hill with residual leaching continuing into 1998 at both mines.
Sleeper's production declined to 38,199 ounces in 1996 compared with 82,062 ounces in 1995 and 106,912 ounces in 1994. Operations were completed at Sleeper during the third quarter of 1996 and lower grades and recoveries at the end of the mine life resulted in reduced production. Consolidated production is expected to increase significantly during 1997 as the Company's new mines reach full production levels.

The Company's cost of sales declined for the fourth year in a row, reflecting a trend of lower average cash costs and drawing down low-cost Sleeper inventory from an early LIFO layer. Consolidated cash costs were reduced to $255 per ounce for 1996 compared with $313 per ounce for 1995 and $329 per ounce for 1994. Refugio's 1996 cash costs were $242 per ounce, which is in line with expectations. Guanaco lowered its 1996 cash costs excluding the impact of the write-down of heap leach inventories by nearly 23 percent to $290 per ounce.
The reduction in cash costs primarily resulted from the significant increase in production at Guanaco during 1996 as well as lower mining costs resulting from a renegotiated arrangement with the contract miner. Hayden Hill's 1996 cash costs decreased by $24 per ounce to $229 per ounce compared with 1995, also primarily due to higher production. At Sleeper, cash costs were reduced during 1996 by $78 per ounce to $247 per ounce, despite significantly lower production, due to the processing of previously stockpiled ore and residual recovery of gold with low associated mining costs. The decrease in consolidated cash costs from 1995 to 1994 was attributed to increased production at Hayden Hill and Guanaco, which lowered cash costs, partially offset by higher cash costs at Sleeper due to reduced production.
Cash costs are expected to continue to decline during 1997 due to the impact of Refugio, Fort Knox and Kubaka, assuming start-up, operations and the acquisition of Kubaka proceed as expected.

During the fourth quarter, the Company recorded a $35.5 million write-down of the Guanaco mine as a result of a detailed study of the continuity of ore, costs and production rates. The write-down was partially offset by an unrelated $10 million tax benefit resulting from the reversal of deferred income taxes, which are no longer anticipated due to revised mine economics.

Depreciation and depletion increased to $29.8 million during 1996 mainly as a result of higher depreciation and depletion rates at Guanaco and Sleeper, as well as the increased percentage of total production from Guanaco, which has a significantly higher depletion rate, and commercial production at Refugio. Guanaco's rate increased in 1996 due to a revised mine plan, which lowered estimated future production, while at Sleeper the rate increased due to higher than anticipated capital spending during 1995. The consolidated depreciation and depletion rate was $110 per ounce during 1996 compared with $91 per ounce during 1995.

General and administrative costs increased slightly in 1996 to $8.3 million as a result of severance expenses related to management changes recorded during the first half of the year, partially offset by cost reductions from a second quarter corporate reorganization.

Reduced exploration activities during 1996 resulted in exploration spending of $3.5 million, which was approximately 41 percent lower than 1995 spending of $5.9 million. During 1995 the Company spent approximately $2.3 million on two projects which subsequently were discontinued. During 1997, exploration costs are expected to be approximately $10 million, reflecting increased activities in Russia, assuming the acquisition of Kubaka is completed, and at the Company's existing properties.

Interest expense was $29.7 million in 1996 compared with $13.3 million in 1995. The increase is attributed to higher average debt balances which were necessary to fund the Company's capital spending on its construction projects. Capitalized interest of $22.8 million in 1996 was nearly four times higher than in 1995 due to increased capital spending at Fort Knox, the delay in start-up at Refugio and a higher weighted average interest rate. Interest income declined to $1.6 million in 1996 from $3.0 million in 1995 as a result of reduced funds available for investment.

Other expense of $1.0 million was $1.3 million lower than 1995 due to the receipt of $1.4 million in payment of a previously reserved environmental arbitration award related to the Company's Haile property.

Liquidity and Capital Resources

Amax Gold's operating cash flow improved to $16.5 million in 1996 from $2.6 million in 1995. The major reason for the improved cash flow was lower cash costs at the Company's operating mines. Working capital was negative for the 1996 year-end primarily due to the classification of the amount due under the Cyprus Amax demand loan as a current liability.

Capital expenditures declined from 1995 levels due to the completion of construction at Refugio during 1996, partially offset by increased spending at Fort Knox. Commercial production was achieved at the Refugio mine in Chile as of October 1, 1996, where capital spending, excluding capitalized interest, totaled approximately $12 million for 1996 compared with about $50 million in 1995. During December 1996, the first gold was poured at the Fort Knox mine near Fairbanks, Alaska, and commercial production is expected in early 1997. Capital spending, excluding capitalized interest, at Fort Knox was approximately $173 million during 1996 compared with approximately $150 million in 1995. Amax Gold received shareholder approval to acquire Cyprus Amax's 50 percent interest in the Kubaka mine in late December 1996. The transaction should be completed in early 1997. The first gold was poured at Kubaka during February 1997 and commercial production is expected by mid-1997. Capital spending should decrease substantially in 1997 with the completion of the construction of the Company's new mines.

Net financing activities in 1996 generated $181.5 million in cash. As a result of projected cost increases in completing the Fort Knox mine and other projected cash needs, the Company renegotiated the $250 million Fort Knox loan, which Cyprus Amax has guaranteed until economic completion. The remaining $50 million of the Fort Knox financing was drawn during the first quarter of 1996. Also during the first quarter of 1996, Cyprus Amax made available to Amax Gold a demand loan facility to be used to fund additional capital costs at Fort Knox and for general corporate purposes. The Company borrowed $130 million under this facility during 1996 and an additional $9.7 million through February 1997. Funding is provided solely at the discretion of Cyprus Amax. As a condition of the Fort Knox refinancing, Amax Gold repaid $5 million to Cyprus Amax borrowed under the $100 million convertible line of credit and agreed not to make additional draws without the consent of Cyprus Amax. In August 1996, the Company completed a sale-leaseback of Fort Knox mobile mine equipment for proceeds of $24.3 million.

During 1997, Amax Gold's capital spending will be reduced significantly to approximately $40 million, excluding Kubaka. Assuming start-up and operations at the Company's mines proceed as expected, cash flow from operations should be sufficient to satisfy the Company's remaining cash needs, including scheduled third-party debt service. Although the Company does not anticipate requiring significant additional funding from Cyprus Amax for the remainder of the year, the Company expects that Cyprus Amax would make additional financing available if necessary. The Company anticipates that repayments, if any, of the Cyprus Amax demand loan could be funded through additional external financing. Amax Gold is considering various options to restructure its debt and capital, which could include accessing public debt and equity markets.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such forward-looking statements include statements regarding expected dates for commencement of mining, gold production and commercial production, projected quantities of future gold production, estimated reserves and recovery rates, anticipated production rates, costs and expenditures, prices realized by the Company, growth plans and sources of financing and repayment alternatives. Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile price of gold, the political and economic risks associated with foreign operations, cost overruns, construction delays, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, delays in anticipated start-up dates, environmental risks, the results of financing efforts and financial market conditions and other risk factors detailed in the Company's Securities and Exchange Commission filings. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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



Milton H. Ward
Chairman and Chief Executive Officer



S. Scott Shellhaas
President and Chief Operating Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Amax Gold Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Amax Gold Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP


Denver, Colorado

February 12, 1997

                        AMAX GOLD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            Year-ended December 31,
                     (In millions except per share amounts)

                                                 1996      1995      1994
--------------------------------------------------------------------------
Revenues                                        $108.2    $ 96.6    $ 94.6
Costs and operating expenses:
 Cost of sales                                    69.0      78.3      79.0
 Depreciation and depletion                       29.8      21.5      25.3
 Asset write-downs                                35.5         -      21.1
 General and administrative                        8.3       8.1       6.9
 Exploration                                       3.5       5.9       6.2
--------------------------------------------------------------------------
Total costs and operating expenses               146.1     113.8     138.5
--------------------------------------------------------------------------
Loss from operations                             (37.9)    (17.2)    (43.9)
Interest expense                                 (29.7)    (13.3)     (9.1)
Capitalized interest                              22.8       5.9       0.2
Interest income                                    1.6       3.0       2.1
Other                                             (1.0)     (2.3)      1.1
--------------------------------------------------------------------------
Loss before income taxes and cumulative
 effect of accounting change                     (44.2)    (23.9)    (49.6)
Income tax benefit                                10.0         -       6.6
--------------------------------------------------------------------------
Loss before cumulative effect of
 accounting change                               (34.2)    (23.9)    (43.0)
Cumulative effect of accounting change, net
 of income tax provision of $2.0 in 1994             -         -       7.5
--------------------------------------------------------------------------
Net loss                                         (34.2)    (23.9)    (35.5)
Preferred stock dividends                         (6.9)     (6.9)     (1.8)
--------------------------------------------------------------------------
Loss attributable to common shares              $(41.1)   $(30.8)   $(37.3)
--------------------------------------------------------------------------

Per common share:
 Loss before cumulative effect of
  accounting change                             $ (.42)   $ (.36)   $ (.56)
 Cumulative effect of accounting change              -         -       .09
--------------------------------------------------------------------------
Net loss                                        $ (.42)   $ (.36)   $ (.47)
--------------------------------------------------------------------------
Weighted average common shares outstanding        96.9      86.5      79.3
--------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

                        AMAX GOLD INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  December 31,
                       (In millions except share amounts)

                                                              1996      1995
-----------------------------------------------------------------------------
ASSETS
Cash and equivalents                                         $ 11.1    $ 25.6
Inventories                                                    30.7      26.6
Receivables                                                     3.2       2.7
Other                                                          17.9      10.3
-----------------------------------------------------------------------------
   Current assets                                              62.9      65.2

Property, plant and equipment, net                            668.0     510.5
Other                                                          34.4      35.4
-----------------------------------------------------------------------------
   Total assets                                              $765.3    $611.1
-----------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Cyprus Amax demand loan                                      $130.0    $    -
Current maturities of long-term debt                           39.3       7.3
Accounts payable, trade                                        14.7      14.5
Accrued and other current liabilities                          23.8      16.2
Reclamation reserve, current portion                            4.5       4.8
-----------------------------------------------------------------------------
   Current liabilities                                        212.3      42.8

Long-term debt                                                272.6     238.2
Note payable to Cyprus Amax                                       -       5.0
Reclamation reserve, non-current portion                       11.2      11.1
Deferred income taxes                                             -      10.0
Other                                                           6.7       7.7
-----------------------------------------------------------------------------
   Total liabilities                                          502.8     314.8

Commitments and contingencies (Notes 8 and 14)                    -         -

Shareholders' equity:
 Preferred stock, par value $1.00 per share, authorized
  10,000,000 shares, 2,000,000 shares designated as
  $2.25 Series A Convertible Preferred Stock,
  no shares issued and outstanding; and 1,840,000 shares
  designated as $3.75 Series B Convertible Preferred
  Stock, issued and outstanding 1,840,000 shares                1.8       1.8
 Common Stock, par value $.01 per share, authorized
  200,000,000 shares, issued and outstanding 99,308,979
  shares in 1996 and 96,427,838 shares in 1995                  1.0       1.0
 Paid-in capital                                              355.7     339.8
 Accumulated deficit                                          (87.4)    (46.3)
 Unearned equity - financing costs                             (8.6)        -
-----------------------------------------------------------------------------
   Total shareholders' equity                                 262.5     296.3
-----------------------------------------------------------------------------
   Total liabilities and shareholders' equity                $765.3    $611.1
-----------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

                        AMAX GOLD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            Year-ended December 31,
                                 (In millions)

                                                            1996      1995      1994
--------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net loss                                                 $ (34.2)  $ (23.9)   $(35.5)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and depletion                                29.8      21.5      25.3
   Asset write-downs                                         35.5         -      21.1
   Increase (decrease) in reclamation reserve                (0.2)      2.8       2.5
   Cumulative effect of accounting change                       -         -      (7.5)
   Non-cash interest*                                         5.2         -         -
   Amortization of financing costs*                           4.0       2.2       0.4
   Decrease in deferred taxes                               (10.0)        -      (6.6)
   Deferred hedging costs                                     0.5      (3.2)     (3.9)
   Minority interest                                            -         -      (1.1)
   Other, net                                                 0.5       0.8      (0.6)
 Decrease (increase) in working capital:
   Receivables                                               (0.5)      0.2       3.7
   Accrued and other current liabilities                     (0.1)     (2.0)      0.4
   Inventories                                              (13.5)      2.0      (0.8)
   Other assets                                              (0.7)     (0.5)     (0.8)
   Accounts payable, trade                                    0.2       2.7       0.3
--------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities          16.5       2.6      (3.1)
--------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
 Capital expenditures                                      (187.7)   (206.2)    (23.0)
 Loan to joint venture partner                               (2.0)    (10.0)        -
 Capitalized interest                                       (22.8)     (5.9)     (0.2)
 Proceeds from repayment of loans                               -       1.2         -
 Other                                                          -       1.5      (0.8)
--------------------------------------------------------------------------------------
Net cash used in investing activities                      (212.5)   (219.4)    (24.0)
--------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
 Proceeds from financings                                    74.3     242.5      36.0
 Repayments of financings                                    (8.1)   (104.0)    (55.8)
 Issuance of Common Stock to Cyprus Amax*                       -      80.8      20.7
 Advances from Cyprus Amax                                  130.0       5.0       9.3
 Repayments to Cyprus Amax                                   (5.0)        -     (34.0)
 Net proceeds from sale of convertible preferred stock          -         -      88.3
 Deferred financing costs                                    (2.8)    (11.7)     (3.4)
 Preferred dividends paid                                    (6.9)     (6.9)     (1.8)
 Other                                                          -         -      (3.0)
--------------------------------------------------------------------------------------
Net cash provided by financing activities                   181.5     205.7      56.3
--------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents             (14.5)    (11.1)     29.2
Cash and equivalents at January 1                            25.6      36.7       7.5
--------------------------------------------------------------------------------------
Cash and equivalents at December 31                       $  11.1   $  25.6    $ 36.7
--------------------------------------------------------------------------------------

*During the fourth quarter of 1996, the Company issued $15.2 million in stock to Cyprus Amax in payment of $5.2 million in interest and a $10 million guaranty and financing fee. The guaranty and financing fee was recorded as unearned equity and $1.4 million was amortized during 1996.

Cash paid for interest (including interest capitalized) was $17.9 million, $9.2 million and $8.2 million in 1996, 1995 and 1994, respectively. There were no income taxes paid during 1996, 1995 or 1994.

The accompanying notes are an integral part of these statements.

                        AMAX GOLD INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (In millions)

                                              Preferred Stock        Common Stock               Retained
                                        ------------------------  ----------------   Paid-In   Earnings  Unearned
                                            Shares     Amount     Shares    Amount   Capital   (Deficit)  Equity
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                     -          $  -     78.2      $0.8    $150.7    $ 21.8   $    -
Net loss                                         -             -        -         -         -     (35.5)       -
Issuance of common shares:
 Employee and director plans                     -             -      0.1         -       0.5         -        -
 Repayment of Cyprus Amax debt                   -             -      3.0         -      20.7         -        -
Issuance of preferred stock                    1.8           1.8        -         -      86.5         -        -
Preferred stock dividends                        -             -        -         -         -      (1.8)       -
-----------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994                   1.8           1.8     81.3       0.8     258.4     (15.5)       -
Net loss                                         -             -        -         -         -     (23.9)       -
Issuance of common shares:
 Employee and director plans                     -             -      0.1         -       0.7         -        -
 Repayment of Cyprus Amax debt,
  including interest                             -             -     15.0       0.2      80.7         -        -
Preferred stock dividends                        -             -        -         -         -      (6.9)       -
-----------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                   1.8           1.8     96.4       1.0     339.8     (46.3)       -
Net loss                                         -             -        -         -         -     (34.2)       -
Issuance of common shares:
 Employee and director plans                     -             -      0.1         -       0.7         -        -
 Repayment of fees and
  interest to Cyprus Amax                        -             -      2.8         -      15.2         -    (10.0)
Amortization of unearned
   financing costs                               -             -        -         -         -         -      1.4
Preferred stock dividends                        -             -        -         -         -      (6.9)       -
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                   1.8        $  1.8     99.3    $  1.0    $355.7   $ (87.4)   $(8.6)
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)

1.  NATURE OF OPERATIONS

Amax Gold Inc. and its subsidiaries (Amax Gold or the Company) are engaged in the mining and processing of gold and silver ore and the exploration for, and acquisition of, gold-bearing properties, principally in the Americas, Russia, Australia and Africa. The Company's primary products are gold and silver produced in the form of dore and then shipped to refiners for final processing. The Company is currently 52.5 percent owned by Cyprus Amax Minerals Company (Cyprus Amax).

The Company produces gold and silver using both the traditional milling process and heap leaching. All of the Company's operating properties are open pit mines. The Company owns the Fort Knox mine near Fairbanks, Alaska, which was essentially completed in early 1997 and is nearing commencement of commercial production. The Company's operating properties consist of a 50 percent interest in the Refugio mine in Chile; the Hayden Hill mine in Lassen County, California; and a 90 percent interest in the Guanaco mine in Chile. The Company also owns the Sleeper mine in Humboldt County, Nevada, and the Wind Mountain mine in
Washoe County, Nevada, which are in reclamation.   In addition the Company owns
a 62.5 percent joint venture interest in the Haile property in Lancaster County, South Carolina. The Company expects to acquire a 50 percent interest in the Kubaka mine, which is currently under construction in the Russian Federation, from Cyprus Amax in early 1997.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Amax Gold and the related entities that it controls. Investments in companies over which the Company can exercise significant influence but not control are accounted for using the equity method. Investments in joint ventures are accounted for using proportionate consolidation, consistent with accepted mining industry practice. All material intercompany balances and transactions have been eliminated. Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

Earnings Per Share

Earnings per common share have been calculated on the basis of the average common shares outstanding. Outstanding Company stock options were not considered in the earnings per share calculation as these were antidilutive.

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

Property, Plant and Equipment

Property, plant and equipment, including development expenditures and capitalized interest, are carried at cost. Expenditures for major improvements are capitalized. Gains and losses on retirements are included in earnings. Depreciation and depletion are computed using the units-of-production method based on the estimated ounces of gold to be recovered and estimated salvage values. Mobile equipment and assets that have useful lives shorter than the mine life are depreciated on a straight-line basis over estimated useful lives of one to five years.

In the third quarter of 1995, Amax Gold adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. See Note 6 for discussion of the write-down of the Guanaco mine recorded in the fourth quarter of 1996 in accordance with SFAS No. 121. Adoption of SFAS No. 121 had no effect on the Company's results of operations for the year-ended December 31, 1995.

Exploration
Exploration expenditures are charged against earnings in the period incurred.

Gold and Currency Financings

The Company uses various gold and currency financings to fund its mining activities. To finance investments with gold loans the Company borrows gold from banks and sells the gold on the open market. Gold loans are recorded on the balance sheet at the price received when the borrowed gold is sold. The banks are repaid from future gold production, at which time revenues are recorded. Gold loans bear relatively low interest rates, result in a hedge against future gold price fluctuations and limit realized prices to the amounts received when the borrowed gold is sold.

Currency financings represent borrowings in hard currency, typically U.S. dollars. The terms, including interest rates, are negotiated with lenders based on market conditions at the time the financing is arranged.

Foreign Currency Translation

The U.S. dollar is the functional currency of all of the Company's foreign subsidiaries. The financial statements of foreign subsidiaries are remeasured in U.S. dollars based on a combination of both current and historical exchange rates; gains and losses due to this remeasurement are reflected in the consolidated statement of operations. For the years ended December 31, 1996, 1995 and 1994, translation losses were insignificant.

Hedging Activities

Forward sale contracts, generally on a spot deferred basis, put and call option contracts and compound options are entered into to hedge the effect of price changes on the Company's precious metals that are produced and sold. Premiums paid for purchased options and premiums earned on sold options are deferred and recognized in income over the term of the related option. The results of gold hedging activities are included in revenues at the time the hedged production is sold. Silver hedging results are reflected as a by-product credit.

Interest rate swap options are entered into as a hedge against interest rate exposure on the Company's floating rate financing facilities in order to fix the Company's interest costs. The differences to be paid or received on swap options are included in interest expense as incurred.

Postretirement Benefits

Postretirement benefits other than pensions are calculated in accordance with the provisions set forth in SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires the expected cost of postretirement benefits other than pensions to be accrued during the years the employee renders service.

Postemployment Benefits

Postemployment benefits are calculated in accordance with the provisions set forth in SFAS No. 112, "Employers' Accounting for Postemployment Benefits."
SFAS No. 112 requires the Company to expense postemployment benefits as they are earned by the employee for services rendered, rather than as they are paid.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," was issued in 1995 and is effective for fiscal years beginning after December 15, 1995. Amax Gold adopted SFAS No. 123 in 1996 and has elected to continue to measure compensation

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 12 for further discussion of net income and earnings per share as if the fair value based method of accounting as defined in SFAS No. 123 had been applied.

Reclamation

Reclamation, site restoration and closure costs for each producing mine are estimated based primarily on environmental and regulatory requirements and are accrued over the expected life of each mine using the units-of-production method. Ongoing environmental and reclamation expenditures are expensed as incurred.

Income Taxes

Income taxes are calculated in accordance with the provisions set forth in SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are determined using an asset and liability approach. This method gives consideration to the future tax consequences associated with differences between the financial accounting and tax basis of assets and liabilities and gives immediate effect to changes in income tax laws. The income statement effect is derived from changes in deferred income taxes on the balance sheet.

Use of Estimates

The preparation of Amax Gold's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Management's estimates are made in accordance with mining industry practice. Significant areas requiring the use of management estimates relate to the determination of mineral reserves, reclamation and environmental obligations, impairment of assets, postretirement and other employee benefits, useful lives for depreciation, depletion and amortization, and valuation allowances for deferred tax assets. Actual results could differ from those estimates.

3. TRANSACTIONS WITH AFFILIATES

As of December 31, 1996, Cyprus Amax owned approximately 52 million Common Shares, or approximately 52.5 percent, of the Company's outstanding Common Stock. As discussed below, the increase in Cyprus Amax's ownership resulted from various financial transactions with Cyprus Amax. See also Note 6 for discussions related to the Kubaka acquisition agreement.

Financing Arrangements

Pursuant to a financing arrangement with Cyprus Amax, approved by the Company's shareholders in September 1996, Cyprus Amax has guaranteed the Company's $250 million Fort Knox loan until economic completion of the Company's Fort Knox mine and has provided the Company with a $250 million demand loan facility, in exchange for which the Company has agreed to (i) pay Cyprus Amax a financing and guaranty fee of $10 million, (ii) pay Cyprus Amax 1.75 percent annually on amounts outstanding under the Fort Knox loan, (iii) reimburse Cyprus Amax for any payments made or costs incurred under the Cyprus Amax guaranty, (iv) make no additional borrowing under the $100 million convertible line of credit without the prior consent of Cyprus Amax, and (v) grant Cyprus Amax a first priority security interest in the collateral for the Fort Knox loan, and if requested, security interests in certain additional assets to the extent available. All of these obligations to Cyprus Amax are payable in cash or, at the election of Cyprus Amax, in shares of Common Stock, valued at the time of issuance of the shares.

On November 1, 1996, Cyprus Amax elected to receive payment in shares of Common Stock of an aggregate of $15.2 million for all accrued interest on the demand loan and interest differential payments due through October 31, 1996, as well as the $10 million financing and guaranty fee. On November 12, 1996, the Company issued 2.8 million shares of Common Stock to Cyprus Amax as payment for such obligations. As of December 31, 1996, the Company had borrowed $130 million under the demand loan at an average rate of 8.1 percent. Interest and interest differential expense accrued as of

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


December 31, 1996 totaled $2.3 million. Funding is provided solely at the discretion of Cyprus Amax. Although the Company does not anticipate requiring significant additional funding from Cyprus Amax for the remainder of the year, the Company expects that Cyprus Amax would make additional financing available if necessary. The $10 million guaranty and financing fee was recorded as unearned equity and is being amortized over the expected period of the demand loan and Cyprus Amax guaranty. During 1996, $1.4 million was amortized.

In April 1994, Cyprus Amax provided the Company with a $100 million convertible line of credit. Outstanding amounts under the credit line bear interest at LIBOR plus 0.3 percent and may be repaid through the issuance of up to two million shares of $2.25 Series A Convertible Preferred Stock. Amax Gold may redeem the Convertible Preferred Stock by issuing up to 12,099,213 shares of Common Stock at a maximum price of $8.265 per share and a minimum price of $5.854 per share. Cyprus Amax may convert the line of credit, any outstanding indebtedness and/or Convertible Preferred Stock to 12,099,213 shares of Amax Gold Common Stock valued at $8.265 per share. At December 31, 1995, $5.0 million was outstanding under this arrangement which was repaid in April 1996. The average annualized interest rate on this borrowing was 6.5 percent for the year-ended December 31, 1995.

In March 1995, Cyprus Amax provided the Company with an additional $80 million convertible line of credit. During 1995, the full amount was borrowed by the Company and subsequently converted by Cyprus Amax to 14,919,806 shares of Amax Gold Common Stock at $5.362 per share.

Other Agreements

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

The Company has entered into several additional agreements with Cyprus Amax. Under an exploration joint venture agreement the two companies pool efforts to discover and develop new gold properties, with Cyprus Amax providing 75 percent and the Company providing 25 percent of initial funding. Amax Gold was charged $2.5 million, $3.1 million and $1.1 million under this agreement for the years ended December 31, 1996, 1995 and 1994, respectively.

A services agreement governs the provision of and payment for general administrative services between Cyprus Amax and the Company. For the years ended December 31, 1996, 1995 and 1994, insurance, management and other services were supplied to the Company on a full cost reimbursement basis. The Company was charged $3.4 million, $4.3 million and $4.8 million for the years ended December 31, 1996, 1995 and 1994, respectively, for reimbursable costs. As of December 31, 1996 and 1995, the Company had outstanding amounts due to Cyprus Amax of $0.3 million and $0.5 million, respectively, relating to such services. Pursuant to an employee transfer agreement, the Company and Cyprus Amax have amended their respective benefit plans to allow employees to transfer from the Company to Cyprus Amax or from Cyprus Amax to the Company with minimal effect on an employee's benefits.

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


4.  INCOME TAXES

Income (loss) before income taxes consists of the following:

              1996      1995      1994
----------------------------------------
Domestic     $  6.5    $ (5.0)   $(32.9)
Foreign       (50.7)    (18.9)    (16.7)
----------------------------------------
             $(44.2)   $(23.9)   $(49.6)
----------------------------------------

The income tax benefit consists of the following:

               1996    1995    1994
------------------------------------
Current:
 Federal      $    -   $   -   $   -
 State             -       -       -
 Foreign           -       -       -
------------------------------------
Deferred:
 Federal           -       -    (5.3)
 State         (10.0)      -     0.7
 Foreign           -       -       -
------------------------------------
               (10.0)      -    (4.6)
------------------------------------
              $(10.0)  $   -   $(4.6)
------------------------------------

The total income tax benefit is included in the financial statements as follows:

                                            1996    1995    1994
------------------------------------------------------------------
Income tax benefit                         $(10.0)  $   -   $(6.6)
Cumulative effect of accounting change          -       -     2.0
------------------------------------------------------------------
                                           $(10.0)  $   -   $(4.6)
------------------------------------------------------------------

The components of deferred tax (assets) liabilities are as follows:

                                      1996     1995
-----------------------------------------------------
Deferred tax assets:
 Reclamation liabilities             $ (5.8)  $ (5.0)
 Postretirement benefits               (1.5)    (0.8)
 Accrued liabilities                   (8.7)   (10.6)
 Net operating loss carryforwards     (53.4)   (37.3)
 Minimum tax credit carryforwards      (2.8)    (2.8)
 Other                                 (0.3)    (0.5)
-----------------------------------------------------
Total deferred tax assets             (72.5)   (57.0)
Valuation allowance                    18.1     11.4
-----------------------------------------------------
Net deferred tax assets               (54.4)   (45.6)
Deferred tax liabilities:
 Properties                            54.4     55.6
-----------------------------------------------------
Net deferred tax liabilities         $    -   $ 10.0
-----------------------------------------------------

The following is a reconciliation between the amount determined by applying the federal statutory rate of 34 percent to the loss before taxes and the income tax benefit:

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


                                                    1996     1995      1994
-----------------------------------------------------------------------------
Income taxes at statutory rate                     $(15.0)   $(8.1)   $(16.9)
Increases (decreases) resulting from:
 Losses with no expected tax benefit                 15.0      9.1      10.1
 State income taxes, net of federal benefit         (10.0)    (0.2)     (0.4)
 Percentage depletion                                   -     (0.8)     (0.2)
 Other                                                  -        -       0.8
-----------------------------------------------------------------------------
Income tax benefit                                  (10.0)       -      (6.6)
-----------------------------------------------------------------------------
Income tax provision of cumulative
 effect of accounting change at statutory rate          -        -       3.2
State income taxes, net of federal benefit              -        -         -
Foreign losses with no expected tax benefit             -        -      (1.2)
-----------------------------------------------------------------------------
Income tax provision of cumulative
 effect of accounting change                            -        -       2.0
-----------------------------------------------------------------------------
                                                   $(10.0)  $    -    $ (4.6)
-----------------------------------------------------------------------------

The valuation allowance increased $6.7 million in 1996 due to uncertainties of realizing loss carryforwards in the future.

At December 31, 1996, the Company had federal tax net operating loss carryforwards of $99 million and alternative minimum tax net operating loss carryforwards of $82 million expiring in the years 2004 through 2011 and minimum tax credit carryforwards of $3 million, which do not expire. At December 31, 1996, the Company also had Chilean tax net operating loss carryforwards of $99 million, which do not expire.

During 1996, $10 million of deferred income taxes were reversed due to revised mine economics.

The Company will file certain state income tax returns for 1996 on a combined basis with Cyprus Amax. State tax expense and related liabilities have been determined as if the Company filed separate income tax returns. The Company is not included in the Cyprus Amax federal income tax return.

5.    INVENTORIES

Inventories at December 31, 1996 and 1995, consisted of the following:

                           1996    1995
----------------------------------------
Gold:
 Finished goods            $18.0   $10.0
 Work-in-process             4.0    11.7
Materials and supplies       8.7     4.9
----------------------------------------
                          $ 30.7   $26.6
----------------------------------------

The LIFO basis of product inventory at December 31, 1996 and 1995, approximated its replacement cost. During 1996, the Company reduced certain inventory quantities that were valued at lower LIFO costs prevailing in prior years. The effect of this reduction was to increase net income by approximately $2.4 million.

Effective January 1, 1994, the Company changed its method of accounting for the costs of ore loaded on heap leach pads to record such costs as work-in-process inventory. Previously, the Company had expensed these costs as incurred. The cumulative after-tax effect of the change in accounting for inventory for periods prior to 1994 was a decrease in the net

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)



loss of $7.5 million or $.09 per common share. The effect of the accounting change in 1994 was a reduction in cost of sales of $0.3 million.

6.  PROPERTY, PLANT AND EQUIPMENT AND WRITE-DOWNS

The components of property, plant and equipment at December 31, 1996 and 1995, were as follows:

                                                         1996      1995
------------------------------------------------------------------------
Mining plant and equipment                             $ 197.5   $ 167.9
Mining properties                                        231.3     172.0
Development properties and construction-in-progress      556.8     435.7
------------------------------------------------------------------------
                                                         985.6     775.6
Less accumulated depreciation, depletion
 and write-downs                                        (317.6)   (265.1)
------------------------------------------------------------------------
                                                      $  668.0   $ 510.5
------------------------------------------------------------------------

Acquisition of Kubaka

The Company has agreed to acquire, subject to certain conditions, from Cyprus Amax its indirect 50 percent interest in the Kubaka mine, located in the Magadan Oblast of the Russian Federation. The remaining 50 percent interest is held by five Russian shareholders. The Kubaka mine has proven and probable reserves of approximately 2.66 million ounces of gold, of which the Company's share would be
1.33 million ounces. Additional gold and silver deposits, not classified as reserves, are included in the acquisition.

The purchase price is payable in shares of the Company's Common Stock, with approximately 11.8 million shares payable at closing and 4.2 million shares paid upon commencement of commercial production, valued at $5.9375 per share, the average closing price for the ten trading days preceding the public announcement of the acquisition. In addition, the Company would make a contingent payment of $10 per gold equivalent ounce, not to exceed $45 million in the aggregate, of the Company's pro rata share of proven and probable reserves established on new properties in the Russian Federation which the Company acquires the rights to mine on or before June 30, 2004.

The first gold was poured at the Kubaka mine in February 1997 and commercial production is expected by mid-1997. Capital costs are expected to be $228 million, which exceeds the original estimate of $180 million by $48 million. The increase reflects a delayed start-up, higher logistics and freight costs, higher than anticipated labor costs and taxes and some design changes.

As of December 31, 1996, Kubaka has been funded with $86 million in equity contributions by Cyprus Amax and the Russian partners, $100 million in project financing provided by the European Bank for Reconstruction and Development
(EBRD) and the Overseas Private Investment Corporation (OPIC) and $14 million in subordinated debt from a bank licensed to do business in Russia to fund part of the increased capital costs. An additional $30 million in project financing was provided by EBRD and OPIC in February 1997. Cyprus Amax has provided a guaranty of the financing, which will remain in place until the project meets certain completion tests. Amax Gold expects to complete the acquisition of the Kubaka mine in early 1997.

Asset Write-Downs

As a result of a detailed study of the continuity of ore, costs and production rates at the Company's Guanaco mine, the Company recorded a $35.5 million pre-tax write-down during the fourth quarter of 1996. Included in the write-down were $9.4 million of heap leach inventories which were impaired due to lower actual and expected future recovery rates. Mining is expected to be completed at Guanaco during the second quarter of 1997 with residual leaching continuing into 1998.

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


The Company recognized an $18.6 million pre-tax write-down of Hayden Hill assets during the fourth quarter of 1994 as a result of its determination that a mill operation would not be economic. The Company also wrote down $2.5 million pre-tax of other assets in 1994.

7.   LONG-TERM DEBT

At December 31                                                           1996    1995
-------------------------------------------------------------------------------------
Term loan, 8.1% and 8.3% for 1996 and 1995, due 1997 - 2001            $250.0  $200.0
Gold loan, 6.9% and 5.4% for 1996 and 1995, due 1996 - 2001              38.3    42.5
Sale-leaseback, 8.4% for 1996, due 2004                                  23.6       -
Chilean government agency debt, 8.3%
 for 1995, due 1996                                                         -     3.0
-------------------------------------------------------------------------------------
                                                                        311.9   245.5
Less current portion                                                     39.3     7.3
-------------------------------------------------------------------------------------
                                                                       $272.6  $238.2
-------------------------------------------------------------------------------------

Scheduled debt maturities as of December 31, 1996 (in millions) were $39.3, $67.4, $67.7, $68.8 and $62.8 for the years 1997 through 2001, respectively.

In August 1996, the Company completed a sale-leaseback of Fort Knox mobile mining equipment for proceeds of $24.3 million, which were used primarily to fund construction of the Fort Knox mine. Lease payments are due quarterly with maturity in 2004. Interest rates on the equipment leases range from 7.7 percent to 8.7 percent with approximately 73 percent of the equipment leases at 8.4 percent, maturing in 2001.

During October 1995, the Company completed a term loan agreement for $250 million to be used for construction of the Fort Knox mine and repayment of certain existing debt obligations. The loan has a six-year term with repayments beginning in 1997. As of December 31, 1996, the Company had borrowed $37 million in gold at $381 per ounce and the remaining $213 million in currency. Interest on the loan is calculated at LIBOR for the dollar portion and at the bank's lease rate for the gold portion, plus 2.25 or 2.0 percent at certain intervals of construction or plus 1.75 percent after completion tests are passed. Collateral for the loan includes the assets and production of the Fort Knox and Hayden Hill mines and the stock of the subsidiaries owning the Sleeper and Guanaco mines. The loan agreement places restrictions on proceeds of future equity offerings and borrowings, restricts dividends and requires certain net worth and cash ratios be maintained. Interest rate protection agreements must be in place for at least 50 percent of any dollar portion of the borrowing. In addition, Amax Gold must maintain gold reserve minimums and hedge a portion of future production in order to obtain specified minimum cash flows.

In March 1996, as a result of projected higher capital costs to complete the Fort Knox mine and other cash needs anticipated in 1996, the Company renegotiated the Fort Knox loan and entered into certain other financial arrangements with Cyprus Amax. See "Financing Arrangements" in Note 3 for further discussion. Cyprus Amax has guaranteed the loan until economic completion of the Fort Knox mine, as defined in the loan agreement, and the Company has agreed not to borrow without the consent of Cyprus Amax under the $100 million credit line previously provided by Cyprus Amax, which forms part of the guaranty.

In February 1995, Compania Minera Maricunga (CMM), a 50 percent owned joint venture of Amax Gold, obtained $85 million in financing to build the Refugio mine in Chile. The loan was drawn in 223,684 ounces of gold, which were sold for $380 per ounce. The Company and the other 50 percent owner are guarantors on a several basis in proportion to their respective ownership interests until completion tests are passed, at which time the loan becomes non-recourse to the Company. The loan is a five-year amortizing term loan that can be transferred between gold and U.S. dollars. Interest

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


on the loan is calculated at LIBOR for any U.S. dollar portion and at the bank's gold lease rate for any gold portion, plus 1.75 percent during the construction phase and 2.5 percent after completion tests are passed.

8.  HEDGE CONTRACTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Hedge Contracts

Precious metal hedge contracts include forward sales contracts, spot deferred forward sales, put and call options and compound options and are entered into by the Company to hedge the effect of price changes on the Company's precious metals that are produced and sold. Realization under these contracts is dependent upon the counterparties performing in accordance with the terms of the contracts. The Company does not anticipate non-performance by the counterparties.

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

As of December 31, 1996, the Company's outstanding hedge contracts were as follows:

                                                  Average
                                               Realized Price
                                 Gold Ounces     Per Ounce          Period
------------------------------------------------------------------------------
Forward sales contracts/(1)/        315,796       $440        Jan. 1997 - March 1997
Option contracts:
 Purchased put options              534,000       $423        Jan. 1997 - Dec. 2001
 Sold put options                   178,900       $387        Jan. 1997 - Sept. 1999
 Purchased call options             340,000       $427        Mar. 1997 - Dec. 1998
 Sold call options                  256,600       $416        Jan. 1997 - Dec. 1997

/(1)/ Represents the net forward sales position, which was made primarily on a spot deferred forward basis, and which allows for deferral of the delivery of gold ounces to a later date at a renegotiated gold price.

The market value of the Company's forward contracts and put and call options at December 31, 1996 and 1995, was approximately $25.1 million and $22.6 million. Future market valuations for these contracts are dependent on gold market prices, option volatility and interest rates, which can vary significantly. These contracts will be utilized in the future to hedge against declines in gold market prices for the Company's future gold production while maintaining benefits in the event of higher gold market prices.

Interest Rate Protection Agreements

As a requirement of the Fort Knox loan, the Company has entered into interest rate swap option agreements to reduce the impact of changes in interest rates. At December 31, 1996, the Company had interest rate swaps and swap option sales contracts that if exercised between February 1997 and April 1998 would obligate the Company to pay a fixed rate of 5.7 percent over an average term of 1.6 years on a principal amount of $190 million. Swap options that expired January 1997 were sold to offset $20 million of swap contracts that if exercised would reduce the Company's obligation to paying a fixed

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


rate of 5.6 percent on a principal amount of $170 million. The Company also purchased swap options with the right to pay 6.7 percent over an average term of
2.0 years on a principal amount of $150 million. Gains or losses realized on these contracts will be amortized over the term of the loan. Amax Gold would break even if required to terminate these interest rate swap agreements, given market interest rates at December 31, 1996. Due to the requirements placed on the Company as a condition of its Fort Knox borrowings, the Company does not expect to close these contracts.

Credit Risk

Amax Gold is exposed to credit losses in the event of non-performance by counterparties to financial instruments, but does not expect any counterparties to fail to meet their obligations. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

The estimated fair values for financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, as measured on December 31, 1996 and 1995, are as follows:

                                             1996              1995
                                       ----------------  -----------------
                                       Carrying   Fair   Carrying   Fair
                                        Amount   Value    Amount    Value
--------------------------------------------------------------------------
Cash and equivalents                     $ 11.1  $ 11.1    $ 25.6  $ 25.6
Long-term receivables                      12.6    12.6      11.9    11.9
Long-term debt                            272.6   272.6     238.2   238.2
Hedge contracts                             9.6    25.1      10.1    22.6
Interest rate protection agreements           -       -         -    (1.4)

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Equivalents
The carrying amounts approximate fair value because of the short maturity of these instruments.

Long-Term Receivables
The fair value is estimated based on expected discounted future cash flows, including applicable interest.

Long-Term Debt
The fair value is estimated based on the quoted market prices for the same or similar issues offered to the Company for debt of similar maturities.

Hedge Contracts

The fair value of options is estimated based on market prices, volatilities and interest rates, while the fair value of forward sales is estimated based on the quoted market price for the contracts at December 31, 1996 and 1995. The net asset of $9.6 million and $10.1 million recorded on the financial statements as of December 31, 1996 and 1995 is comprised of $10.6 million and $5.4 million in prepaid option costs, $6.3 million and $7.8 million in deferred option costs and net of $7.3 million and $3.1 million in current deferred premiums, respectively.

Interest Rate Protection Agreements

The fair value of interest rate protection agreements is estimated by obtaining quotes from financial institutions and represents the cost to buy out the swaps and options at December 31, 1996 and 1995. The Company does not expect to buy out these agreements.

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)



9.   EMPLOYEE BENEFITS

Pension Plan

Substantially all employees in the United States are covered by a non-contributory defined benefit pension plan. Benefits are based generally on years of service and compensation levels prior to retirement. The Company makes annual contributions to the plan in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA). Effective July 1, 1994, the Company amended its plan to a career average plan from a final pay plan. The change had the effect of reducing the projected benefit obligation and annual pension expense. Plan assets are invested in a balanced fund and small capital equity fund.

Net annual pension cost includes the following components:

                                      1996    1995    1994
-----------------------------------------------------------
Service cost                         $ 0.6   $ 0.5   $ 0.8
Interest cost                          0.3     0.3     0.4
Actual return on assets               (0.3)   (0.5)   (0.1)
Deferred gain (loss)                   0.1     0.2    (0.2)
Net amortization of prior service
 cost and losses                      (0.1)   (0.1)    0.2
-----------------------------------------------------------
Net periodic expense                 $ 0.6   $ 0.4   $ 1.1
-----------------------------------------------------------

The following table summarizes the funded status of the plan and the related amounts recognized in the Company's financial statements at December 31:

                                                        1996     1995
----------------------------------------------------------------------
Actuarial present value of accumulated benefit
obligation, including vested benefits of
$2.8 in 1996 and $4.2 in 1995                         $  3.5   $  5.1
----------------------------------------------------------------------
Projected benefit obligation                           $(3.6)   $(5.1)
Plan assets at fair value                                2.4      3.4
----------------------------------------------------------------------
Plan assets less than projected benefit obligation      (1.2)    (1.7)
Unrecognized prior service cost                         (0.7)    (0.8)
Unrecognized net loss                                    0.8      1.6
----------------------------------------------------------------------
Accrued pension cost                                   $(1.1)   $(0.9)
----------------------------------------------------------------------

The following assumptions were used in calculating the funded status of the plan at December 31 and the pension cost for the subsequent year:

                                               1996   1995
-----------------------------------------------------------
Expected long-term rate of return on assets     9.0%   9.0%
Discount rate                                  7.75%  7.25%
Rate of increase in compensation levels        5.83%  5.25%

Postretirement Benefits Other than Pensions

The Company also provides certain health care and life insurance benefits for retired employees in the United States. The postretirement health care plans are contributory in certain cases based upon years of service, age and retirement date.

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


The Company currently does not fund postretirement benefits and may modify plan provisions at its discretion. Net periodic postretirement benefit costs for the years ended December 31, 1996, 1995 and 1994, were insignificant.

The following table sets forth the status of the plan and the related amounts recognized in the Company's financial statements at December 31:

                                                        1996     1995
-----------------------------------------------------------------------
Accumulated postretirement benefit obligation:
 Retirees                                               $ 1.0    $ 0.3
 Active plan participants                                 1.0      1.5
-----------------------------------------------------------------------
Total accumulated postretirement benefit obligation       2.0      1.8
Plan assets at fair value                                   -        -
-----------------------------------------------------------------------
Accumulated postretirement benefit obligation
 in excess of plan assets                                (2.0)    (1.8)
Unrecognized prior service cost                          (1.4)    (1.5)
Unrecognized net loss                                     0.5      0.5
-----------------------------------------------------------------------
Accrued postretirement benefit cost                     $(2.9)   $(2.8)
-----------------------------------------------------------------------

The accumulated postretirement benefit obligation was determined using a weighted average annual discount rate of 7.75 percent in 1996 and 7.25 percent in 1995. The assumed health care cost trend rate for 1997 is 9 percent, declining gradually by one-half percent per year to 4.25 percent by 2010 and thereafter. A one percent increase in the health care cost trend rate used would have resulted in an insignificant increase in the 1996 postretirement benefit cost and the accumulated postretirement benefit obligation at December 31, 1996.

Postemployment Benefits

The Company also has a number of postemployment plans covering severance, disability income, and continuation of health and life insurance for disabled employees. At December 31, 1996 and 1995, the Company's liability for postemployment benefits totaled $3.9 million and $4.4 million, respectively, and is included in other liabilities.

10.   PREFERRED STOCK

In August 1994, the Company sold publicly 1.8 million shares of $3.75 Series B Convertible Preferred Stock (Preferred Stock) for net proceeds of $88.3 million. The Preferred Stock is convertible at the option of the holder at any time at an initial conversion price of $8.25 per share (equivalent to a conversion rate of 6.061 shares of Common Stock for each share of Preferred Stock), subject to adjustment in certain events. If all of the Preferred Stock were to be converted, an additional 11.2 million Common Shares would be issued.

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

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


11.    COMMON STOCK

In February 1992, the Company's Board of Directors approved a Dividend Reinvestment Plan whereby shareholders of the Company may elect to reinvest any future Common Stock dividend payments in additional shares of the Company's Common Stock. Three million shares of the Company's Common Stock are reserved for issuance pursuant to this plan.

In 1994, the Company's shareholders approved a plan to grant Common Shares to non-employee directors, under which 100,000 shares of Common Stock were reserved for issuance. In each of May 1996, June 1995 and August 1994, 7,500 shares were issued.

During 1995, Amax Gold was reincorporated in Delaware and elected not to be governed by Section 203 of the Delaware General Corporation Law, permitting the Company to engage in business transactions with Cyprus Amax without requiring the approval of 66 2/3 percent of all shareholders excluding Cyprus Amax and its affiliates and associates. As a result of the reincorporation, Amax Gold's treasury stock was cancelled.

12.   STOCK-BASED COMPENSATION PLANS

At December 31, 1996, the Company has two stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan. The compensation cost that has been charged against income for its long-term incentive plan was insignificant for 1996 and 1995. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the difference in the Company's net income and earnings per share would have been immaterial.

The Company maintains a fixed stock option plan for officers and salaried employees to purchase Common Shares. Options are exercisable at prices equal to the market value on the date of grant. Options vest in two years and remain exercisable until ten years from date of grant. As of December 31, 1996, 2.0 million Common Shares are reserved for future grants.

A summary of the status of the Company's fixed stock option plan as of December 31, 1996 and 1995 and changes during the years ending on those dates is presented below:

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)

                                     1996                        1995
                        ----------------------------  ------------------------
                                        Weighted-                  Weighted-
                                         Average                    Average
Fixed Options           Shares       Exercise Price   Shares    Exercise Price
------------------------------------------------------------------------------
Outstanding at
  beginning of year    1,060,000           $7.19      756,425         $7.19
Granted                   50,000           $6.75      345,400         $7.18
Exercised                    300           $8.75           -          $   -
Forfeited                 74,575           $7.21       41,825         $7.11
------------------------------------------------------------------------------
Outstanding at
  end of year          1,035,125           $7.16    1,060,000         $7.19
------------------------------------------------------------------------------
Options exercisable
 at year-end             738,925           $7.16      151,350         $8.75
Weighted-average
 fair value of
 options granted
 during the year          50,000           $2.24      345,400         $2.37
------------------------------------------------------------------------------

During 1993, Amax Gold implemented a long-term incentive plan. Under this plan, officers of the Company may receive restricted stock awards based on the rate of return received by investors in the Company's Common Stock, compared with that of its peers in the gold industry. Such awards may be deferred, accelerated or otherwise adjusted based upon a strategic and comparative performance assessment. Effective January 1, 1996 and 1995, 52,550 shares and 35,400 shares were granted at grant prices of $7.75 and $5.63, respectively. As of December 31, 1996, 762,050 shares were reserved for issuance. The valuation of the shares issued under the performance share plan as calculated under SFAS No. 123 approximates the amounts already recorded as compensation expense by the Company and is insignificant for the years ended December 31, 1996 and 1995.

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


13.  DOMESTIC AND FOREIGN OPERATIONS

The Company's foreign operations consist of the Guanaco and Refugio mines in Chile. The components of the Company's domestic and foreign operations were as follows:

                                    1996      1995      1994
--------------------------------------------------------------
Revenues:
 United States                     $ 65.7    $ 68.2    $ 74.9
 Foreign                             42.5      28.4      19.7
--------------------------------------------------------------
                                   $108.2    $ 96.6    $ 94.6
--------------------------------------------------------------

Income (loss) from operations:
 United States                     $  2.0    $ (6.6)   $(31.4)
 Foreign                            (39.9)    (10.6)    (12.5)
--------------------------------------------------------------
                                   $(37.9)   $(17.2)   $(43.9)
--------------------------------------------------------------

Net income (loss) attributable
  to common shares:

 United States                     $  9.6    $(11.9)   $(25.1)
 Foreign                            (50.7)    (18.9)    (12.2)
--------------------------------------------------------------
                                   $(41.1)   $(30.8)   $(37.3)
--------------------------------------------------------------

Identifiable assets:
 United States                     $631.4    $448.6    $308.3
 Foreign                            133.9     162.5      94.9
--------------------------------------------------------------
                                   $765.3    $611.1    $403.2
--------------------------------------------------------------

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)



Substantially all of the Company's 1996, 1995 and 1994 sales were made in Europe through a wholly owned subsidiary of the Company. The Company's sales to major customers that exceeded 10 percent of total sales were $95 million to four customers during 1996, $58 million to two customers in 1995 and $65 million to four customers in 1994. The Company believes that the loss of any of these customers would have no material adverse impact on the Company because of the active worldwide market for gold.

14.   COMMITMENTS AND CONTINGENCIES

The Company currently accrues reclamation liabilities for the following operations:

                                       Reclamation Costs Accrued
                    Total Anticipated  --------------------------
                    Reclamation Cost   Current        Non-Current
-----------------------------------------------------------------
Sleeper                   $ 8.9          $4.0             $ 4.9
Hayden Hill                 9.5           0.5               5.9
Other                       1.9             -               0.4
-----------------------------------------------------------------
Total                     $20.3          $4.5             $11.2
-----------------------------------------------------------------

The anticipated reclamation costs for the Company's mines are estimates based on current federal, state and Chilean laws and regulations. Changes in the federal, state and Chilean laws and regulations could impact these anticipated reclamation costs.

15.   QUARTERLY DATA (UNAUDITED)

Quarterly earnings data for the years ended December 31, 1996 and 1995, follow:

1996 Quarters                          First    Second   Third    Fourth
------------------------------------------------------------------------
Revenues                               $25.6    $25.6    $23.4   $ 33.6
Loss from operations                    (2.5)    (0.7)    (0.4)   (34.3)
Net loss                                (3.5)    (2.5)    (1.7)   (26.5)
Loss attributable to common shares      (5.2)    (4.2)    (3.4)   (28.3)
------------------------------------------------------------------------
Per common share:
 Net loss                              $(.05)   $(.05)   $(.03)  $ (.29)
------------------------------------------------------------------------


1995 Quarters                          First   Second    Third   Fourth
------------------------------------------------------------------------
Revenues                               $22.7    $26.7    $23.7   $ 23.5
Loss from operations                    (4.9)    (2.7)    (2.9)    (6.7)
Net loss                                (6.0)    (4.5)    (4.9)    (8.5)
Loss attributable to common shares      (7.7)    (6.2)    (6.6)   (10.3)
------------------------------------------------------------------------
Per common share:
 Net loss                              $(.09)   $(.08)   $(.08)  $ (.11)
------------------------------------------------------------------------

Fourth quarter 1996 results included a pre-tax charge of $35.5 million due to the write-down of the Guanaco mine and an unrelated $10 million deferred tax benefit.

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


16.  RESERVE DATA (UNAUDITED)

The following table presents proven and probable ore reserves by property at December 31. Ore reserves are calculated by the Company.

Ore Reserves/(1)/
(thousands, except average grades)

                                        1996                       1995        1994
                    ------------------------------------------   ---------   ---------
                                                     Contained   Contained   Contained
                              Average                 ounces      ounces      ounces
                               grade     Contained     (the        (the        (the
                              (ounces     ounces     Company's   Company's   Company's
                      Tons    per ton)    (100%)      share)      share)      share)
--------------------------------------------------------------------------------------
Gold
Producing mines:
  Guanaco/(2)/        2,673    0.045         119          119         378         481
  Hayden Hill         5,635    0.029         164          164         273         381
  Sleeper                 -        -           -            -          48         155
  Refugio/(3)/      107,204    0.029       3,117        1,558       1,672       1,537
                                        ---------------------------------------------
Total producing
  mines                                    3,400        1,841       2,371       2,554
                                        ---------------------------------------------
Properties under
construction:
 Fort Knox          161,315    0.025       4,079        4,079       4,094       4,094
                                        ---------------------------------------------
Development
 properties/(5)/:
 Haile                8,736    0.089         780          488         488         488
                                        ---------------------------------------------
Total gold                                 8,259        6,408       6,953       7,136
                                        ---------------------------------------------
Kubaka/(4)/           4,949    0.540       2,665        1,332           -           -
                                        ---------------------------------------------
Total gold -
  including
  pending
  acquisition                             10,924        7,740       6,953       7,136
                                        ---------------------------------------------

The following table presents other mineralized material for the Company's three new mines as of December 31, 1996, as calculated by the Company.

                 Tons          Average Grade
                (000)        (Ounces Per Ton)
---------------------------------------------
Fort Knox      157,000             0.021
Refugio        134,000             0.025
Kubaka           1,950             0.290
---------------------------------------------
               292,950
---------------------------------------------

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


/(1)/ Reserves. That part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. Reserves have been calculated using a $400 per ounce gold price for all mines except Refugio, for which a $375 per ounce gold price was used.

      Proven Reserves. Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

      Probable Reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

      These definitions comply with those issued by the Securities and Exchange Commission, which are based on definitions used by the United States Bureau of Mines and the United States Geological Survey.

      Other Mineralized Material. A mineralized body that has been physically delineated by drilling, underground work, surface trenching, etc., and found to contain a sufficient amount of mineralized material with an average grade of metal or metals to warrant further exploration expenditures. The Company's reported mineralized material must be defined by a conceptual mine plan and have established geologic continuity but does not qualify as a commercially mineable ore body until final legal, technical and economic factors have been resolved.

/(2)/ The Company owns a 90 percent interest in the Guanaco mine and under existing shareholder arrangements receives 100 percent of production until certain conditions are met. Management currently does not believe those conditions will be met; therefore, 100 percent of Guanaco's reserves have been included in the Company's reserve table for 1996.

/(3)/ Commercial production at the Refugio mine commenced on October 1, 1996.

/(4)/ The Company expects to complete the acquisition of the Kubaka property from Cyprus Amax early in 1997.

/(5)/ The Company has not yet reached a decision regarding whether to proceed with development of the property.

The Company reports extractable (mineable) ore reserves. Reserves do not reflect losses in the milling or heap leaching processes, but do include allowance for ore dilution in the mining process.

Recovery rates for 1996 were as follows:

                                                    Heap
                                            Leach   Mill
---------------------------------------------------------
Guanaco                                      55.2%     -%
Hayden Hill                                  67.8%     -%
Sleeper                                      42.8%  65.2%
Refugio                                      58.2%     -%
---------------------------------------------------------

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


Based on completed feasibility studies and the processes contemplated therein, the estimated average gold recovery rates at the Company's properties under construction and development properties are approximately 97 percent at Kubaka, 90 percent at Fort Knox and 65 to 85 percent at Haile.

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.              Exhibit
-----------              -------

10.11 Letter Agreement, dated November 1, 1996 and Letter Agreement, dated December 19, 1996, amending Loan Agreement, dated as of November 23, 1994.

21                       Subsidiaries of the Company.

23.1                     Consent of Price Waterhouse LLP.

23.2                     Consent of Mineral Resources Development, Inc.

23.3                     Consent of Derry, Michner, Booth & Wahl.

27                       Financial Data Schedule.