Form 10-Q
period 1997-03-31
AMAX GOLD INC
filed 1997-05-15
CIK 814577

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________to ___________

                         Commission file number 1-9620

                                AMAX GOLD INC.
            (Exact name of registrant as specified in its charter)


                DELAWARE                                      06-1199974
------------------------------------------------        ----------------------
(State or other jurisdiction of incorporation or            (IRS Employers
              organization)                               Identification No.)

   9100 East Mineral Circle, Englewood, Colorado                80155
-------------------------------------------------       ----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code         (303) 643-5500
                                                        ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---      ----

Common Stock Outstanding, $0.01 par value, as of May 14, 1997 - 99,364,999 shares

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

                                            Three Months Ended
                                                 March 31,
-----------------------------------------------------------------
                                             1997       1996/(1)/
-----------------------------------------------------------------
Revenues                                    $38.4        $25.6
Costs and operating expenses:
   Cost of sales                             25.2         20.7
   Depreciation and depletion                11.4          6.1
   General and administrative                 1.9          2.7
   Exploration                                0.8          0.6
-----------------------------------------------------------------
   Total costs and operating expenses        39.3         30.1
-----------------------------------------------------------------
Loss from operations                         (0.9)        (4.5)
   Interest expense                          (9.4)        (5.6)
   Capitalized interest                       4.2          4.6
   Interest income                            0.3          0.5
   Other                                     (0.3)        (0.5)
-----------------------------------------------------------------
Loss before income taxes and cumulative
 effect of accounting change                 (6.1)        (5.5)
Income tax benefit                              -            -
-----------------------------------------------------------------
Loss before cumulative effect of
 accounting change                           (6.1)        (5.5)
Cumulative effect of accounting change        4.5            -
-----------------------------------------------------------------
Net loss                                     (1.6)        (5.5)
Preferred stock dividends                    (1.7)        (1.7)
-----------------------------------------------------------------
Loss attributable to common shares          $(3.3)  $     (7.2)
=================================================================

Per common share:
 Loss before cumulative effect of
  accounting change                         $(.08)  $     (.07)
 Cumulative effect of accounting change       .05            -
-----------------------------------------------------------------
Net loss                                    $(.03)  $     (.07)
=================================================================
Weighted average common shares outstanding   99.3         96.4
=================================================================

/(1)/ The 1996 amounts have been restated to reflect the change from the LIFO inventory method to a three-month rolling average cost method.

  The accompanying notes are an integral part of these financial statements.

                        AMAX GOLD INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                (Dollars in millions except par value of stock)

                                                             March 31,
                                                               1997      December 31,
                                                            (Unaudited)    1996/(1)/
-------------------------------------------------------------------------------------

ASSETS
Cash and equivalents                                            $ 21.8     $   11.1
Inventories                                                       33.3         28.5
Receivables                                                        8.2          3.2
Other                                                             16.3         17.9
-------------------------------------------------------------------------------------
    Current assets                                                79.6         60.7

Property, plant and equipment, net                               661.0        667.1
Other                                                             31.5         34.4
-------------------------------------------------------------------------------------
    Total assets                                                $772.1     $  762.2
=====================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Cyprus Amax demand loan                                         $142.3     $  130.0
Current maturities of long-term debt                              53.2         39.3
Accounts payable, trade                                           11.0         14.7
Accrued and other current liabilities                             29.0         23.8
Reclamation reserve, current portion                               3.9          4.5
-------------------------------------------------------------------------------------
    Current liabilities                                          239.4        212.3

Long-term debt                                                   258.0        272.6
Reclamation reserve, non-current portion                          11.4         11.2
Other                                                              6.5          6.7
-------------------------------------------------------------------------------------
    Total liabilities                                            515.3        502.8

Commitments and contingencies                                        -            -

Shareholders' equity:
 Preferred stock, par value $1.00 per share, authorized
  10,000,000 shares, 2,000,000 shares designated as
  $2.25 Series A Convertible Preferred Stock,
  no shares issued and outstanding; and 1,840,000 shares
  designated as $3.75 Series B Convertible Preferred
  Stock, issued and outstanding 1,840,000 shares                   1.8          1.8
 Common Stock, par value $.01 per share, authorized
  200,000,000 shares, issued and outstanding 99,344,878
  shares in 1997 and 99,308,979 shares in 1996                     1.0          1.0
 Paid-in capital                                                 355.9        355.7
 Accumulated deficit                                             (93.8)       (90.5)
 Unearned equity - financing costs                                (8.1)        (8.6)
-------------------------------------------------------------------------------------
    Total shareholders' equity                                   256.8        259.4
-------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                  $772.1     $  762.2
=====================================================================================

/(1)/ The 1996 amounts have been restated to reflect the change from the LIFO inventory method to a three-month rolling average cost method.

  The accompanying notes are an integral part of these financial statements.

                        AMAX GOLD INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)

                                                       Three Months Ended
                                                            March 31,
---------------------------------------------------------------------------
                                                       1997      1996/(1)/
---------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net loss                                              $  (1.6)  $ (5.5)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and depletion                             11.4      6.1
   Cumulative effect of accounting change                 (4.5)       -
   Increase (decrease) in reclamation reserve             (0.4)     0.3
   Increase (decrease) in working capital items            6.8     (1.4)
---------------------------------------------------------------------------
Net cash provided by (used in) operating activities       11.7     (0.5)
---------------------------------------------------------------------------
Cash Flows from Investing Activities:
 Capital expenditures                                     (5.9)   (41.0)
 Loan to joint venture partner                               -     (2.0)
 Capitalized interest                                     (4.2)    (4.6)
---------------------------------------------------------------------------
Net cash used in investing activities                    (10.1)   (47.6)
---------------------------------------------------------------------------
Cash Flows from Financing Activities:
 Proceeds from financings                                 12.3     50.0
 Repayments of financings                                 (0.7)    (1.5)
 Deferred financing costs                                 (0.8)    (0.3)
 Preferred dividends paid                                 (1.7)    (1.7)
---------------------------------------------------------------------------
Net cash provided by financing activities                  9.1     46.5
---------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents           10.7     (1.6)
Cash and equivalents at January 1                         11.1     25.6
---------------------------------------------------------------------------
Cash and equivalents at March 31                       $  21.8   $ 24.0
---------------------------------------------------------------------------


/(1)/ The 1996 amounts have been restated to reflect the change from the LIFO inventory method to a three-month rolling average cost method.

  The accompanying notes are an integral part of these financial statements.

                                AMAX GOLD INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. BASIS OF PRESENTATION

The accompanying interim unaudited financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation. Results for any interim period are not necessarily indicative of the results that may be achieved in future periods. The financial information as of this interim date should be read in conjunction with the financial statements and notes thereto contained in Amax Gold Inc.'s ("Amax Gold" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1996. The Company is currently approximately 52.5 percent owned by Cyprus Amax Minerals Company ("Cyprus Amax").

2. CHANGE IN ACCOUNTING POLICIES

During the first quarter of 1997 Amax Gold elected to change its method of accounting for inventory from the last-in-first-out (LIFO) method to a three-month rolling average method. In accordance with generally accepted accounting principles when changing from the LIFO method, prior years' results have been restated to reflect the effect of this change in policy. The effect of this restatement on the first quarter of 1996 was to increase the previously reported net loss by $2.0 million, or $.02 per share. Additionally, as of January 1, 1997, the Company changed its accounting policy to include depreciation and depletion in inventory, which has the effect of recording depreciation and depletion expense in the statement of operations as gold is sold rather than as it is produced. The cumulative effect of this accounting change is a $4.5 million reduction of the net loss as of January 1, 1997. On a pro forma basis this change would have reduced the 1996 first quarter net loss by $0.1 million. Both accounting changes were made in order to better match current costs with revenues and to conform with prevailing gold industry practice.

3. INVENTORIES

Inventories consist of the following (in millions):

                          March 31,  December 31,
                            1997         1996
-------------------------------------------------
Gold:
  Finished goods              $18.7         $16.7
  Work-in-process               3.8           3.1
Materials and supplies         10.8           8.7
-------------------------------------------------
                              $33.3         $28.5
=================================================

4. DEBT

The Company borrowed $12.3 million during the first quarter and an additional $2.6 million through May 14, 1997, under a demand loan facility provided by Cyprus Amax, for a total of $144.9 million borrowed under this facility. The Company pays interest on funds borrowed under this facility at LIBOR plus 2.25 percent. Amounts outstanding are payable to Cyprus Amax on demand in cash or, at the election of Cyprus Amax, in shares of common stock of the Company, valued at the average closing price over the five days before such election.

5. HEDGE CONTRACTS

Forward sales contracts, generally on a spot deferred basis, put and call option contracts and compound options are entered into from time to time to protect the Company from the effect of price changes on precious metals sales. As of March 31, 1997, the Company's outstanding hedge contracts were as follows:

                                            Average
                                 Gold    Realized Price
                                Ounces     Per Ounce               Period
------------------------------------------------------------------------------------

Forward sales contracts/(1)/    181,700      $482        April 1997 - June 1997
Option contracts:
 Purchased put options          688,000      $383        April 1997 - December 2000
 Sold put options               133,900      $357        April 1997 - December 1997
 Purchased call options         469,500      $408        June 1997  - December 1997
 Sold call options              299,900      $398        April 1997 - December 1997

/(1)/ Represents the net forward sales position made generally on a spot deferred basis, which allows deferral of the delivery of gold ounces to a later date at a renegotiated gold price.

The fair market value of the Company's forward contracts and put and call options at March 31, 1997, was approximately $28.4 million. Future market valuations for contracts are dependent on gold market prices, option volatility and interest rates, which can vary significantly. Contracts will be utilized to hedge against declines in gold market prices for the Company's future gold production while maintaining benefits in the event of higher gold market prices.

As a requirement of the $250 million Fort Knox loan from a group of banks, the Company entered into interest rate swap agreements to reduce the impact of changes in interest rates. At March 31, 1997, the Company had interest rate swaps and swap option sales contracts that if exercised between April 1997 and April 1998 would obligate the Company to pay a fixed rate of 5.88 percent over an average term of 1.4 years on a principal amount of $170 million. The Company also purchased swap options with the right to pay 6.82 percent over an average term of 1.9 years on a principal amount of $150 million. The fair market value of the Company's interest rate swap options at March 31, 1997, was approximately $0.5 million. Due to the requirements placed on the Company as a condition for the Fort Knox loan, the Company does not expect to close these contracts.

6. KUBAKA ACQUISITION

In October 1996, the Company finalized an amended agreement to acquire from Cyprus Amax its indirect 50 percent interest in the Kubaka goldmine, which was approved by the Company's shareholders in December 1996. Kubaka, located in Far East Russia, poured its first gold in February 1997, and is expected to be completed at an estimated total capital cost of $228 million. The purchase price is payable in shares of the Company's common stock with approximately 11.8 million shares payable at closing and 4.2 million paid upon commencement of commercial production, valued at $5.9375 per share, the average closing price for the ten trading days preceding the initial public announcement of the acquisition in October 1995. The Company expects the transaction to be completed in mid-1997.

As of March 31, 1997, Kubaka has been funded through $86 million of equity contributions from the partners, on a pro rata basis to their ownership interests, project financing of $130 million provided by the European Bank for Reconstruction and Development and the U.S. Overseas Private Investment Corporation, and $14 million of subordinated debt from a bank licensed to do business in Russia.


6. COMMITMENTS AND CONTINGENCIES

Reclamation, site restoration and closure costs are accrued on a units-of-production basis using estimates based upon current federal, state and Chilean laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally becoming more restrictive. Any changes in these laws and regulations could impact future estimated reclamation costs. Total reclamation costs for the Company at the end of current operating mine lives are estimated to be approximately $31 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

The following table sets forth the Company's ounces of gold production, production costs, ounces of gold sold and average realized prices for the three months ended March 31, 1997 and 1996.

                                                                Three Months Ended
                                                                     March 31,
-----------------------------------------------------------------------------------
                                                                     1997    1996
===================================================================================
GOLD PRODUCTION (OUNCES)
  Fort Knox                                                         29,224        -
  Refugio                                                           25,930        -
  Hayden Hill                                                       22,211   21,028
  Guanaco                                                           25,869   18,919
  Sleeper                                                                -   19,220
-----------------------------------------------------------------------------------
  Consolidated gold production                                     103,234   59,167
-----------------------------------------------------------------------------------
CASH OPERATING COSTS ($ PER OUNCE OF GOLD PRODUCED)/(1)(2)/
  Fort Knox                                                       $    181  $     -
  Refugio                                                              248        -
  Hayden Hill                                                          236      292
  Guanaco                                                              251      352
  Sleeper                                                                -      226
-----------------------------------------------------------------------------------
  Consolidated average cash operating costs                       $    227  $   290
-----------------------------------------------------------------------------------
TOTAL CASH COSTS ($ PER OUNCE OF GOLD PRODUCED)/(1)(2)/
  Fort Knox                                                       $    181  $     -
  Refugio                                                              265        -
  Hayden Hill                                                          245      300
  Guanaco                                                              263      365
  Sleeper                                                                -      230
-----------------------------------------------------------------------------------
  Consolidated total cash costs                                   $    236  $   298
-----------------------------------------------------------------------------------
TOTAL PRODUCTION COSTS ($ PER OUNCE OF GOLD PRODUCED)/(1)(2)/
  Fort Knox                                                       $    353  $     -
  Refugio                                                              360        -
  Hayden Hill                                                          340      411
  Guanaco                                                              397      524
  Sleeper                                                                -      336
-----------------------------------------------------------------------------------
  Consolidated total production costs                             $    363  $   423
===================================================================================
Ounces of gold sold                                                 99,078   62,273
Average realized price per ounce sold                             $    388  $   412
===================================================================================

/(1)/ Cash operating costs at the mine sites including overhead, net of credits for silver by-products. Total cash costs include cash operating costs plus royalties and applicable production taxes. Total production costs include total cash costs plus reclamation and depreciation and depletion.
/(2)/ Commercial production commenced at Fort Knox on March 1, 1997 and at
      Refugio on October 1, 1996. Consolidated total cash costs exclude the impact of the write-down of heap leach inventories at Guanaco in 1996. Mining at Guanaco is expected to be completed during the second quarter of 1997, with residual leaching continuing through mid-year 1998. Mining at Sleeper was completed in September 1996.

RESULTS OF OPERATIONS

Amax Gold Inc. reported a first quarter 1997 net loss of $1.6 million, or $.03 per share, on revenue of $38.4 million compared with a restated 1996 net loss of $5.5 million, or $.07 per share, on revenue of $25.6 million. Excluding the $4.5 million cumulative effect of a first quarter inventory accounting change, the Company's first quarter 1997 net loss was $6.1 million, or $.08 per share. Higher interest expense resulting from higher debt balances incurred to complete the Company's major capital projects was the main factor in the lower earnings. See Note 2 for further discussion of the changes in accounting policies during the 1997 first quarter.

The Company's operating loss was $0.9 million during the first quarter of 1997 compared with an operating loss of $4.5 million in the 1996 first quarter. Lower cash production costs and higher gold sales were the primary reasons for the improved operating results. Additionally, Fort Knox commenced commercial production at March 1, 1997, which also contributed to the improvement.

Amax Gold's average realized price for the first quarter of 1997 was $388 per ounce, compared with $412 per ounce for the 1996 first quarter. These compare with the 1997 and 1996 first quarter average gold spot prices of $351 per ounce and $400 per ounce, respectively. Higher first quarter gold sales of 99,078 ounces, compared with 62,273 ounces for the 1996 first quarter, primarily resulted from production at Fort Knox and Refugio, partially offset by the absence of production from the Sleeper mine, which is now in reclamation.

Gold production rose nearly 75 percent to 103,234 ounces. Fort Knox and Refugio, neither of which were in production in the first quarter of 1996, added a total of 55,154 ounces of gold production. Production at both Guanaco and Hayden Hill was higher than in the 1996 first quarter. Guanaco produced 25,869 ounces in the first quarter of 1997, a 37 percent increase over the 1996 first quarter, primarily due to significantly higher grades. Hayden Hill's first quarter production of 22,211 ounces was slightly higher than the first quarter of 1996 primarily due to improved crusher throughput. Both Hayden Hill and Guanaco are expected to complete mining during 1997 with residual leaching continuing into 1998.

The Company's cost of sales increased compared with the prior year's quarter, reflecting the substantial increase in sales, offset by lower average cash costs. Consolidated total cash costs were reduced to $236 per ounce for the first quarter of 1997 from $298 per ounce in the first quarter of 1996. Fort Knox's cash costs of $181 per ounce were lower than anticipated as the mine start-up was smooth and crusher and mill throughput exceeded expectations. Refugio's cash costs were $265 per ounce, which is slightly higher than the fourth quarter of 1996, Refugio's first quarter of production. The increase in cash costs and lower gold production compared with the fourth quarter of 1996 primarily resulted from operational inefficiencies that are currently being addressed. Guanaco's cash costs improved by nearly 28 percent to $263 per ounce compared with the 1996 first quarter, due to the increase in production as well as lower mining costs. Hayden Hill's first quarter 1997 cash costs were also lower than the comparable 1996 quarter due to more efficient material handling.

Depreciation and depletion increased to $11.4 million during the first quarter of 1997 primarily as a result of the addition of Fort Knox and Refugio production, partially offset by a lower depreciation rate at Guanaco due to the fourth quarter 1996 write-down.

First quarter 1997 general and administrative expenses of $1.9 million were $0.8 million lower than the 1996 first quarter. The decrease is primarily due to the absence of severance accruals recorded in the first quarter of 1996 relating to management changes as well as lower salaries and benefits, both resulting from a second quarter 1996 corporate reorganization.

Higher debt balances necessary to complete construction of the Fort Knox mine resulted in interest expense of $9.4 million for the first quarter of 1997, a 68 percent increase over the 1996 first quarter.


LIQUIDITY AND CAPITAL RESOURCES

Amax Gold's cash flow from operations improved to $11.7 million in the first quarter of 1997 compared with cash used in operations of $0.5 million in the first quarter of 1996. The increased cash flow was primarily attributed to the addition of Fort Knox and Refugio gold sales coupled with lower total cash costs.

Capital expenditures of $5.9 million were significantly reduced from the 1996 first quarter due to the completion of construction of the Fort Knox mine. Capital spending, excluding capitalized interest, at Fort Knox totaled $5.4 million during the first quarter for a total project cost, excluding capitalized interest, of about $345 million, approximately $25 million below the revised capital cost estimates announced in April 1996. Capital spending for the remainder of the year, excluding Kubaka, is expected to be approximately $15 million. See Note 6 for further discussion of the Kubaka acquisition.

Net financing activities generated $9.1 million during the first quarter of 1997. The Company borrowed $12.3 million under the Cyprus Amax demand loan facility during the first quarter of 1997, increasing the total borrowed through March 31, 1997, to $142.3 million. An additional $2.6 million was borrowed through May 14, 1997. Amax Gold does not expect to borrow significant additional amounts under the demand loan facility as the Company's major capital projects are substantially complete. Cash flow from operations is expected to be sufficient to fund the Company's remaining cash needs, including scheduled third-party debt service. The Company is currently considering various options to restructure its debt and capital, which could include accessing public debt and equity markets.

Amax Gold paid regular dividends of $.9375 on the $3.75 Series B Convertible Preferred Stock during the first quarter of 1997. At March 31, 1997, approximately 99.3 million shares of the Company's common stock were outstanding.

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, was issued in February 1997. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. It requires a reconciliation of the numerator and denominator of the basis EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. For the three months ended March 31, 1997, basic earnings per share would be the same as primary earnings per share presented.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such forward-looking statements include statements regarding expected dates for commencement of mining, gold production and commercial production, projected quantities of future gold production, estimated reserves and recovery rates, anticipated production rates, costs and expenditures, prices realized by the Company, expected future cash flows, anticipated financing needs, growth plans and sources of financing and repayment alternatives. Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile price of gold, the political and economic risks associated with foreign operations, cost overruns, construction delays, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits and approvals, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, delays in anticipated start-up dates, environmental risks, the results of financing efforts and financial market conditions and other risk factors detailed in the Company's Securities and Exchange Commission filings. Refer to the Risk Factors on pages 7 to 13 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (No. 333-22598) as filed with the Securities and Exchange Commission on March 26, 1997, for a more detailed discussion of risks. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Piedmont Mining Company and Kershaw Gold Company, Inc. have dismissed their appeals pending in the United States Court of Appeals for the Fourth Circuit of the $1.4 million environmental arbitration award in favor of the Company, issued and paid in 1996 in respect of certain environmental indemnity claims of the Company. The arbitration award is now a final judgment.

         Litigation filed by Kershaw against the Company alleging that the Company tertiously interfered with performance by its subsidiaries under certain agreements is still pending in the United States District Court for the District of South Carolina, Rock Hill Division. The motion of Piedmont and Kershaw for reconsideration of an order dismissing all of their lawsuit against the Company except the claim described above is still pending in South Carolina Circuit Court.

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (A) The annual meeting of stockholders was held on May 6, 1997.

         (B) See (c) below.

         (C) Two proposals were submitted for approval, which were passed with voting results as follows:

              1) All six of the Company's directors were reelected to serve until the annual meeting of stockholders in 1998, based on the following tabulations:

                  (1) Allen Born:  91,664,313 affirmative votes, 309,245
                      withheld
                  (2) Gerald J. Malys:  91,751,155 affirmative votes, 222,403 withheld
                  (3) Richard H. Block:  91,752,471 affirmative votes, 221,087 withheld
                  (4) Vernon F. Taylor, Jr.:  91,724,955 affirmative votes,
                      248,603 withheld
                  (5) Milton Ward:  91,740,018 affirmative votes, 233,540
                      withheld; and
                  (6) Russell L. Wood:  91,751,209 affirmative votes, 222,349 withheld.

              2) The selection of Price Waterhouse as independent accountants for the current fiscal year was approved by a tabulation of 91,741,517 votes in favor, 176,189 votes against and 55,852 abstaining.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



         (A) The following Exhibits are being filed as part of this Quarterly Report on Form 10-Q:

             Exhibit Number         Document
             --------------         --------

                (10)(a)             Agreement dated March 24, 1997 between
                                    the Company and Leland O. Erdahl
                    (b) Second Amendment to the Deferred Compensation Plan for Members of the Board of Directors of Amax Gold Inc.
                    (c) First Amendment to the Amax Gold Inc. 1992 Stock Option Plan
                    (d) First and Second Amendments to the Amax Gold Inc. Key Employee Long-Term Incentive Plan

                (18) Letter dated May 14, 1997, from the Company's independent accountants to the Amax Gold Inc. Board of Directors regarding the preferability of the Company's newly adopted accounting principles for inventories.

                (27)                Financial Data Schedule

         (B) No Current Report on Form 8-K was filed during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         AMAX GOLD INC.



                                         By  /s/ Leland O. Erdahl
                                             ----------------------------------
                                             Leland O. Erdahl
                                             Vice President and Chief Financial
                                             Officer
                                             (principal financial officer)



Dated:  May 15, 1997