Form 10-Q
period 1997-06-30
AMAX GOLD INC
filed 1997-08-14
CIK 814577

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from __________to ___________

                         Commission file number 1-9620

                                 AMAX GOLD INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                      06-1199974
-----------------------------------        ------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or  organization)

     9100 EAST MINERAL CIRCLE,
     ENGLEWOOD, COLORADO                                       80112
-------------------------------------------       -----------------------------
  (Address of principal executive offices)                   (Zip Code)

    Registrant's telephone number,
    including area code                                     (303) 643-5500
                                                     --------------------------


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

Common Stock Outstanding, $0.01 par value, as of August 12, 1997 - 114,778,792 shares

                               Total Pages - 464
                     Exhibit Index Located on Pages 12-13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                 AMAX GOLD INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in millions except per share amounts)
                                  (Unaudited)

                                                         Three Months Ended     Six Months Ended
                                                            June 30,              June 30,
-----------------------------------------------------------------------------------------------------------
                                                             1997     1996       1997      1996
-----------------------------------------------------------------------------------------------------------
Revenues                                                   $ 73.3    $25.6     $111.7    $ 51.2
-----------------------------------------------------------------------------------------------------------
Costs and expenses:
 Cost of sales                                               43.2     19.8       68.4      40.5
 Depreciation and depletion                                  25.1      6.7       36.5      12.8
 General and administrative                                   2.0      2.3        3.9       5.0
 Exploration                                                  1.5      0.8        2.3       1.4
-----------------------------------------------------------------------------------------------------------
 Total costs and expenses                                    71.8     29.6      111.1      59.7
-----------------------------------------------------------------------------------------------------------
Income (loss) from operations                                 1.5     (4.0)       0.6      (8.5)
 Interest expense                                           (10.3)    (6.9)     (19.7)    (12.5)
 Capitalized interest                                           -      5.6        4.2      10.2
 Interest income                                              0.6      0.4        0.9       0.9
 Other                                                       (0.9)    (0.9)      (1.2)     (1.4)
-----------------------------------------------------------------------------------------------------------
Loss before income tax expense and cumulative
 effect of accounting change                                 (9.1)    (5.8)     (15.2)    (11.3)
Income tax expense                                           (0.1)       -       (0.1)        -
-----------------------------------------------------------------------------------------------------------
Loss before cumulative effect of
 accounting change                                           (9.2)    (5.8)     (15.3)    (11.3)
Cumulative effect of accounting change                          -        -        4.5         -
-----------------------------------------------------------------------------------------------------------
Net loss                                                     (9.2)    (5.8)     (10.8)    (11.3)
Preferred stock dividends                                    (1.7)    (1.7)      (3.4)     (3.4)
-----------------------------------------------------------------------------------------------------------
Loss attributable to common shares                         $(10.9)   $(7.5)    $(14.2)   $(14.7)
===========================================================================================================

Per common share:
 Loss before cumulative effect of
  accounting change                                        $ (.11)   $(.08)    $ (.18)   $ (.15)
 Cumulative effect of accounting change                         -        -        .04         -
 ----------------------------------------------------------------------------------------------------------
Loss per common share                                      $ (.11)   $(.08)    $ (.14)   $ (.15)
===========================================================================================================
Weighted average common
 shares outstanding                                         103.6     96.5      101.5      96.5
===========================================================================================================

        The accompanying notes are an integral part of these statements.

                                AMAX GOLD INC.
                           CONSOLIDATED BALANCE SHEET
                   (Dollars in millions except share amounts)

                                                                      June 30,
                                                                        1997      December 31,
                                                                     (Unaudited)      1996
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents, including restricted cash
  of $4.7 million at June 30, 1997                                      $  22.2         $ 11.1
Inventories                                                                60.4           28.5
Receivables                                                                30.5            3.2
Other                                                                      19.7           17.9
-----------------------------------------------------------------------------------------------------------
 Current assets                                                           132.8           60.7

Property, plant and equipment, net                                        757.9          667.1
Other                                                                      29.4           34.4
-----------------------------------------------------------------------------------------------------------
   Total assets                                                         $ 920.1         $762.2
===========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Cyprus Amax demand loan                                                 $  72.7         $130.0
Current maturities of long-term debt                                       73.3           39.3
Accounts payable, trade                                                    37.2           14.7
Accrued and other current liabilities                                      32.2           23.8
Reclamation reserve, current portion                                        5.6            4.5
-----------------------------------------------------------------------------------------------------------
 Current liabilities                                                      221.0          212.3

Long-term debt                                                            383.4          272.6
Reclamation reserve, noncurrent portion                                    10.3           11.2
Other                                                                       6.5            6.7
-----------------------------------------------------------------------------------------------------------
   Total liabilities                                                      621.2          502.8

Commitments and contingencies                                                 -              -

Shareholders' equity:
   Preferred stock, par value $1.00 per share, authorized
    10,000,000 shares, of which 2,000,000 shares have been
   designated as Series A Convertible Preferred Stock, no
   shares issued and outstanding; and 1,840,000 shares have
   been designated as $3.75 Series B Convertible Preferred Stock,
   issued and outstanding 1,840,000 shares                                  1.8            1.8
   Common stock, par value $.01 per share, authorized
     200,000,000 shares, issued and outstanding 114,768,955
     shares in 1997 and 99,308,979 shares in 1996                           1.1            1.0
Paid-in capital                                                           408.3          355.7
Accumulated deficit                                                      (104.7)         (90.5)
Unearned equity-financing costs                                            (7.6)          (8.6)
-----------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                             298.9          259.4
-----------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                           $ 920.1         $762.2
===========================================================================================================

        The accompanying notes are an integral part of these statements.

                                 AMAX GOLD INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
------------------------------------------------------------------------------------
                                                          1997               1996
------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net loss                                                $(10.8)         $ (11.3)
  Adjustments to reconcile net loss to
  cash provided by operating activities:
   Depreciation and depletion                               36.5             12.8
   Cumulative effect of accounting change                   (4.5)               -
   Increase in reclamation reserves                          0.2              0.5
   Increase in working capital items                         0.1              3.4
   Other                                                     0.3              0.3
------------------------------------------------------------------------------------
Net cash provided by operating activities                   21.8              5.7
------------------------------------------------------------------------------------
Investing Activities:
 Capital expenditures                                      (17.0)           (91.7)
 Capitalized interest                                       (4.2)           (10.2)
 Loan to joint venture partner                                 -             (2.0)
------------------------------------------------------------------------------------
Net cash used by investing activities                      (21.2)          (103.9)
------------------------------------------------------------------------------------
Financing Activities:
  Proceeds from financings                                  90.7             95.0
  Repayments of financings                                 (82.7)            (6.5)
  Deferred financing costs                                  (1.1)            (0.7)
  Cash acquired in connection with
   purchase of Kubaka investment                             7.0                -
  Cash dividends paid                                       (3.4)            (3.4)
------------------------------------------------------------------------------------
Net cash provided by financing activities                   10.5             84.4
------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents             11.1            (13.8)
Cash and equivalents at January 1                           11.1             25.6
------------------------------------------------------------------------------------
Cash and equivalents at June 30                           $ 22.2         $   11.8
====================================================================================
Non-cash Transaction:
 Issuance of common stock for purchase of
  Kubaka investment, net of cash acquired:
  Working capital, other than cash                       $ (10.3)        $      -
  Property, plant and equipment                           (114.2)               -
  Debt                                                      79.5                -
------------------------------------------------------------------------------------
                                                         $ (45.0)        $      -
====================================================================================

        The accompanying notes are an integral part of these statements.

                                 AMAX GOLD INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                  (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying interim unaudited financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation. Results for any interim period are not necessarily indicative of the results that may be achieved in future periods. The financial information as of this interim date should be read in conjunction with the financial statements and notes thereto contained in Amax Gold Inc.'s ("Amax Gold" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1996. The Company is currently approximately 58.8 percent owned by Cyprus Amax Minerals Company ("Cyprus Amax").

2.  CHANGE IN ACCOUNTING POLICIES

During the first quarter of 1997 Amax Gold elected to change its method of accounting for inventory from the last-in-first-out (LIFO) method to a three-month rolling average method. In accordance with generally accepted accounting principles when changing from the LIFO method, prior years' results have been restated to reflect the effect of this change in policy. The effect of this restatement on the second quarter and first six months of 1996 was to increase the previously reported net loss by $3.3 million, or $.03 per share and $5.3 million, or $.05 per share, respectively. Additionally, as of January 1, 1997, the Company changed its accounting policy to include depreciation and depletion in inventory, which has the effect of recording depreciation and depletion expense in the statement of operations as gold is sold rather than as it is produced. The cumulative effect of this accounting change is a $4.5 million reduction of the net loss as of January 1, 1997. On a pro forma basis this change would have reduced the 1996 second quarter and first six months net loss by $0.2 million and $0.3 million, respectively. Both accounting changes were made in order to better match current costs with revenues and to conform with prevailing gold industry practice.

3.  INVENTORIES

Inventories consist of the following (in millions):

                                            June 30,   December 31,
                                              1997        1996
--------------------------------------------------------------------------------
Gold:
  Finished goods                             $23.4         $16.7
  Work-in-process                              4.1           3.1
Materials and supplies                        32.9           8.7
--------------------------------------------------------------------------------
                                             $60.4         $28.5
================================================================================

4.  LONG-TERM DEBT

During the second quarter, the Company completed a $71 million tax-exempt industrial revenue bond financing for the solid waste disposal facility at the Fort Knox mine. The 12-year variable rate bonds were issued by the Alaska Industrial Development and Export Authority and are backed by a letter of credit guaranteed by Cyprus Amax. The Company's interest rate on the bonds is currently approximately 4.7 percent and an additional 1.75 percent interest differential is paid to Cyprus Amax as a guaranty fee. Amax Gold has agreed to reimburse Cyprus Amax for any payments made or costs incurred under the guaranty.

The Company received proceeds of approximately $66.3 million with the remaining approximately $4.7 million maintained in an interest-bearing escrow account that becomes available to the Company over the next three years as additional funds are spent on the solid waste disposal facility. Proceeds were used to repay amounts borrowed under the Cyprus Amax demand loan facility. See Note 6 for discussion of the debt related to the Kubaka mine.

The Company borrowed $2.6 million and repaid $72.2 million during the second quarter of 1997 under the Cyprus Amax demand loan facility, with a total of $72.7 million outstanding under this facility as of June 30, 1997. The Company pays interest on amounts outstanding at LIBOR plus 2.25 percent. Amounts outstanding are payable to Cyprus Amax on demand in cash or, at the election of Cyprus Amax, in shares of common stock of the Company, valued at the average closing price over the five days before such election.

5.  HEDGE CONTRACTS

Forward sales contracts, generally on a spot deferred basis, put and call option contracts and compound options are entered into from time to time to protect the Company from the effect of price changes on precious metals sales. As of June 30, 1997, the Company's outstanding hedge contracts were as follows:

                                           Average
                                 Gold    Realized Price
                                Ounces     Per Ounce             Period
--------------------------------------------------------------------------------

Forward sales contracts/(1)/    252,300   $432         July 1997 - Jan. 1998
Option contracts:
 Purchased put options          897,200   $377         July 1997 - Dec. 2000
 Sold put options               348,200   $357         July 1997 - Sept. 1999
 Purchased call options         565,000   $392         Dec. 1997 - Dec. 1998
 Sold call options              131,000   $380         July 1997 - Dec. 1997

/(1)/ Represents the net forward sales position made primarily on a spot deferred basis which allows deferral of the delivery of gold ounces to a later date at a renegotiated gold price.

The market value of the Company's forward contracts and put and call options at June 30, 1997 was approximately $31.3 million. Market valuations for contracts are dependent on gold prices, option volatility and interest rates, which can vary significantly. Contracts will be utilized in the future to hedge against declines in gold prices for the Company's future gold production while maintaining benefits in the event of higher gold prices.

As a requirement of the Fort Knox financing, the Company entered into interest rate swap option agreements to reduce the impact of changes in interest rates. At June 30, 1997, the Company had interest rate swaps and swap option sales contracts that if exercised between July and September 1997 would obligate the Company to pay a fixed rate of 6.11 percent over an average term of 1.1 years on a principal amount of $152 million. The Company also purchased swap options with the right to pay 6.95 percent over an average term of 1.6 years on a principal amount of $192 million which expire through 1999. The market value of the Company's interest rate swap options at June 30, 1997 was approximately $0.1 million. Due to the requirements of the Fort Knox financing, the Company does not expect to close these contracts.

6.  KUBAKA ACQUISITION

During May 1997, the Company completed the acquisition of a Cyprus Amax subsidiary which owns 50 percent of Omolon Gold Mining Company (Omolon). Omolon owns and operates the Kubaka gold mine, located in Far East Russia. Kubaka poured its first gold in February 1997 and achieved commercial production effective June 1, 1997. The project is expected to be completed at a total capital cost of approximately $228 million.

Under terms of the transaction, Cyprus Amax received a total of approximately
15.4 million shares of Amax Gold common stock, increasing Cyprus Amax's ownership of Amax Gold to approximately 58.8 percent. Additional Amax Gold common stock may be issued to Cyprus Amax in the future if more reserves are discovered in Russia outside of the Kubaka concession area.

The Kubaka acquisition has been recorded as a transfer between companies under common control which requires the transfer of the assets and liabilities acquired at their net book values. Approximately $114.2 million in property, plant and equipment and $17.3 million in net working capital were acquired, offset by the assumption of $79.5 million in debt and the issuance of $52 million in equity.

As of June 30, 1997, Kubaka has been funded through $86 million of equity contributions from the partners, on a pro rata basis to their ownership interests, and borrowings of $159 million. Project financing of $130 million was provided by the European Bank for Reconstruction and Development and the U.S. Overseas Private Investment Corporation while a bank licensed to do business in Russia provided $14 million in subordinated debt and a $15 million working capital line of credit. Interest on the project financing is variable based upon LIBOR and currently is approximately 9 percent with final maturity in December 2001. The subordinated debt and working capital line of credit also have variable interest rates based on LIBOR which are both currently approximately 12 percent. The subordinated debt does not have a defined term for repayment but will be repaid out of available cash while the working capital line of credit expires in April 1998. These financings are guaranteed by Cyprus Amax and the Company agreed to reimburse Cyprus Amax under certain circumstances for guaranty payments. As a guaranty fee for the subordinated debt and the working capital line of credit, Cyprus Amax receives a portion of the interest. Omolon also is seeking to arrange additional working capital financing.
Accounts payable includes approximately $22 million of advances to Omolon by Cyprus Amax for which Amax Gold agreed to reimburse Cyprus Amax under certain circumstances, offset in part by approximately $11 million in accounts receivable, the net amount the Company would expect to receive.

7.  COMMITMENTS AND CONTINGENCIES

Reclamation, site restoration and closure costs are accrued on a units-of-production basis using estimates based upon current federal, state and applicable foreign laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally becoming more restrictive. Any changes in these laws and regulations could impact future estimated reclamation costs. Total reclamation costs for the Company at the end of current operating mine lives are estimated to be approximately $34 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

The following table sets forth the Company's gold production, production costs, ounces of gold sold and average realized prices for the periods indicated.

                                                                 Three Months Ended                     Six Months Ended
                                                                      June 30,                               June 30,
--------------------------------------------------------------------------------------------------------------------------
                                                                  1997              1996           1997        1996
--------------------------------------------------------------------------------------------------------------------------
GOLD PRODUCTION (OUNCES)/(1)/
 Fort Knox                                                      94,831                 -        124,055           -
 Kubaka                                                         17,432                 -         17,432           -
 Refugio                                                        18,376                 -         44,306           -
 Guanaco                                                        32,018            23,319         57,887      42,239
 Hayden Hill                                                    29,836            26,403         52,047      47,431
 Sleeper                                                             -            12,301             -       31,521
--------------------------------------------------------------------------------------------------------------------------
TOTAL GOLD PRODUCTION                                          192,493            62,023        295,727     121,191
--------------------------------------------------------------------------------------------------------------------------
CASH OPERATING COSTS ($ PER OUNCE OF GOLD PRODUCED)/(2)/
 Fort Knox                                                     $   170          $      -        $   172     $     -
 Kubaka                                                            137                 -            137           -
 Refugio                                                           305                 -            272           -
 Guanaco                                                           199               300            222         323
 Hayden Hill                                                       185               239            207         264
 Sleeper                                                             -               221              -         224
--------------------------------------------------------------------------------------------------------------------------
AVERAGE CASH OPERATING COSTS                                   $   187          $    258        $   201     $   271
--------------------------------------------------------------------------------------------------------------------------
TOTAL CASH COSTS ($ PER OUNCE OF GOLD PRODUCED)/(2)/
 Fort Knox                                                     $   170          $      -        $   172     $     -
 Kubaka                                                            160                 -            160           -
 Refugio                                                           324                 -            289           -
 Guanaco                                                           212               312            235         336
 Hayden Hill                                                       193               247            215         272
 Sleeper                                                             -               227              -         229
--------------------------------------------------------------------------------------------------------------------------
 AVERAGE TOTAL CASH COSTS                                      $   194          $    268        $   209     $   283
--------------------------------------------------------------------------------------------------------------------------
TOTAL PRODUCTION COSTS ($ PER OUNCE OF GOLD PRODUCED)/(2)/
 Fort Knox $                                                   $  $342          $      -        $   344     $     -
 Kubaka                                                            260                 -            260           -
 Refugio                                                           420                 -            385           -
 Guanaco                                                           346               472            369         495
 Hayden Hill                                                       285               362            308         385
 Sleeper                                                             -               293              -         319
--------------------------------------------------------------------------------------------------------------------------
 AVERAGE TOTAL PRODUCTION COSTS                                $   337          $    390        $   342     $   406
--------------------------------------------------------------------------------------------------------------------------
OUNCES OF GOLD SOLD                                            195,971            62,070        295,049      124,34
AVERAGE PRICE PER OUNCE SOLD                                   $   374          $    412        $   379   $     412
--------------------------------------------------------------------------------------------------------------------------

/(1)/ Commercial production commenced at Kubaka on June 1, 1997, at Fort Knox on
      March 1, 1997 and at Refugio on October 1, 1996. Consolidated total cash costs exclude the impact of the write-down of heap leach inventories at Guanaco in 1996. Mining at Guanaco is expected to be completed during the third quarter of 1997 and mining at Hayden Hill is expected to be completed during the fourth quarter of 1997, with residual leaching at both mines continuing through mid-year 1998. Mining at Sleeper was completed in September 1996.
/(2)/ Cash operating costs at the mine sites including overhead, net of credits for silver by-products. Total cash costs include cash operating costs plus royalties and applicable production taxes. Total production costs include total cash costs plus reclamation and depreciation and depletion.

RESULTS OF OPERATIONS

Amax Gold Inc. reported a second quarter 1997 net loss of $9.2 million, or $.11 per share, on revenue of $73.3 million compared with a second quarter 1996 net loss of $5.8 million, or $.08 per share, on revenue of $25.6 million.

For the first six months of 1997, the Company had a net loss of $10.8 million, or $.14 per share, on revenue of $111.7 million compared with a net loss of $11.3 million, or $.15 per share, on revenue of $51.2 million, for the 1996 period. Excluding the $4.5 million cumulative effect of a first quarter inventory accounting change, the Company's net loss for the first six months of 1997 was $15.3 million, or $.18 per share. The increased loss was primarily attributed to higher interest expense and lower realized gold prices which more than offset significant improvements in costs. See Note 2 for further discussion of the changes in accounting policies during the first quarter of 1997.

The Company's operating income was $1.5 million for the second quarter of 1997 compared with an operating loss of $4.0 million in the 1996 second quarter. Significantly lower cash costs of $194 per ounce coupled with higher production and sales during the second quarter of 1997 resulted in improved operating earnings.

During the second quarter of 1997, the Company completed the acquisition of the Kubaka mine in Far East Russia from Cyprus Amax. See Note 6 for further discussion of the acquisition.

Amax Gold's average realized price for the second quarter and the first six months of 1997 was $374 per ounce and $379 per ounce, respectively, compared with $412 per ounce for the comparable 1996 periods. This compares with an average market gold price of $343 per ounce and $348 per ounce for the second quarter and first six months of 1997. Revenues increased significantly during the second quarter of 1997 due to higher gold sales attributed to commercial production at Fort Knox, Kubaka and Refugio, partially offset by the absence of production from the Sleeper mine, which is now in reclamation.

Gold production was a record 192,493 ounces for the second quarter of 1997, more than triple the 62,023 ounces produced in the 1996 second quarter. Production at Fort Knox, Kubaka and Refugio totaled 130,639 ounces. Fort Knox and Kubaka are both proceeding through start-up more smoothly than expected and mill throughput and grade at both mines have exceeded expectations. Mining operations were suspended at Refugio for several weeks during June and July due to unusually heavy snow and high winds at the mine, which is located at over 14,000 feet above sea level. As a result, quarterly production decreased to 18,376 ounces for the Company's account compared with 25,930 ounces during the first quarter of 1997. Abnormal weather conditions at Refugio have continued and it is anticipated that third quarter results at Refugio will be adversely impacted as well. Guanaco and Hayden Hill both reported increased production and lower cash costs compared with the 1996 second quarter. Guanaco produced 32,018 ounces in the second quarter of 1997, a 37 percent increase over the 1996 second quarter, primarily due to significantly higher grades and improved crusher throughput. Hayden Hill's second quarter production of 29,836 ounces was 13 percent higher than the second quarter of 1996 primarily due to higher grades. Both Hayden Hill and Guanaco are expected to complete mining during 1997 with residual leaching continuing into 1998.

The Company's second quarter 1997 cost of sales as a percentage of revenue decreased to 59 percent compared with 77 percent for the prior year's second quarter, reflecting lower average cash costs. Average total cash costs were reduced by nearly 28 percent to $194 per ounce for the second quarter of 1997 from $268 per ounce in the second quarter of 1996. Fort Knox's cash costs of $170 per ounce for the 1997 second quarter continue to outperform expectations as crusher and mill throughput and grade have been higher than anticipated. Kubaka's cash costs of $160 per ounce for the first month of commercial operations are also lower than anticipated as a result of higher grades and mill throughput. Refugio's cash costs for the quarter were $324 per ounce, which is higher than the prior two quarters, primarily due to the adverse impact of the abnormal winter weather and certain operating inefficiencies. Guanaco's cash costs of $212 per ounce improved $100 per ounce compared with the 1996 second quarter and Hayden Hill's cash costs improved by nearly 22 percent to $193 per ounce, both due to increased production.

Depreciation and depletion increased to $25.1 million during the second quarter of 1997 primarily as a result of the additional Fort Knox, Kubaka and Refugio production, partially offset by lower depreciation and depletion rates at Guanaco and Hayden Hill.

Lower general and administrative expenses of $2.0 million for the 1997 second quarter were primarily attributed to reduced salaries and benefits, which resulted from a second quarter 1996 corporate reorganization.

Second quarter 1997 exploration expense of $1.5 million were nearly double second quarter 1996 expense of $0.8 million. The increase was due to drilling programs at the Company's Kubaka and Refugio mines, as well as increased spending on several Canadian prospects. Based on 1997 drilling results to date, the Company expects to evaluate reserve or resource additions at Fort Knox and Refugio.

Interest expense of $10.3 million for the second quarter of 1997, a 49 percent increase over the 1996 second quarter, was attributed to higher debt balances necessary to complete construction of the Fort Knox mine, coupled with one month of interest on $79.5 million in debt relating to the Kubaka construction. No interest was capitalized during the second quarter of 1997 due to the completion of the Company's construction projects.

LIQUIDITY AND CAPITAL RESOURCES

Amax Gold's cash flow from operations for the first six months of 1997 more than tripled to $21.8 million compared with $5.7 million for the comparable 1996 period. The increased cash flow was primarily attributed to the addition of Fort Knox, Kubaka and Refugio as well as lower total cash costs.

Completion of the Company's construction projects resulted in capital spending of $17.0 million for the first six months of 1997, a significant reduction from the $91.7 million in capital spending for the comparable 1996 period. Capital spending, excluding capitalized interest, at Fort Knox totaled approximately $9.0 million for the first six months of 1997 for a total project cost of about $345 million, approximately $25 million below the revised capital cost estimates announced in April 1996. The Kubaka mine is expected to be completed within its revised capital budget of $228 million, also announced in April 1996. Capital spending for the remainder of 1997 is expected to be approximately $10 million, split about evenly at Fort Knox and Refugio.

Net financing activities generated $55.5 million during the first six months of 1997. During the second quarter of 1997, the Company borrowed $2.6 million under the Cyprus Amax demand loan facility and repaid $72.2 million, reducing outstanding borrowings under the demand loan at June 30, 1997, to $72.7 million. In May 1997, the Company completed a $71 million tax-exempt industrial revenue bond financing for the solid waste disposal facility at the Fort Knox mine. Proceeds were used to repay amounts borrowed for construction of the Fort Knox facilities under the Cyprus Amax demand loan facility. The Company currently has available approximately $100 million under the Cyprus Amax demand loan facility.

Depending upon future gold prices, cash flow from operations for the remainder of 1997 is expected to be sufficient to fund the Company's remaining cash needs, including scheduled third-party debt service, subject to further declines in gold prices. The Company is currently considering various options to restructure its debt and capital, which could include accessing public debt and equity markets. The Company is also reviewing business combination possibilities.

Amax Gold paid regular dividends of $1.875 on the $3.75 Series B Convertible Preferred Stock during the first half of 1997. At June 30, 1997, approximately
114.8 million shares of the Company's Common Stock were outstanding.

Statement of Financial Accounting Standards (SFAS) No. 128, Earning Per Share, was issued in February 1997. SFAS No. 128 replaces the presentation of primary
earnings per share with a presentation of basic earnings per share.   It
requires a reconciliation of the numerator and denominator of the basic earnings per share computation. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common share outstanding for the period. For the six months ended June 30, 1997, basic earnings per share would be the same as primary earnings per share presented.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such forward-looking statements include statements regarding expected dates for commencement of mining, gold production, projected quantities of future gold production, estimated reserves and recovery rates, anticipated production rates, costs and expenditures, prices realized by the Company, expected future cash flows, anticipated financing needs, growth plans and sources of financing and repayment alternatives and the effect of possible business combinations. Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile price of gold, the political and economic risks associated with foreign operations, cost overruns, construction delays, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits and approvals, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, delays in anticipated start-up dates, environmental risks, the results of financing efforts and financial market conditions and other risk factors detailed in the Company's Securities and Exchange Commission filings. Refer to the Risk Factors on pages 7 to 13 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (No. 333-22598) as filed with the Securities and Exchange Commission on March 26, 1997, for a more detailed discussion of risks. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The purported stockholder derivative action titled Harbor Finance
                                                             --------------
          Partners V. Allen born, et al has been settled, pending approval of
          -----------------------------
          the Court of Chancery of Delaware. In connection with the settlement, the number of shares of Common Stock issued by the Company in connection with the Kubaka transaction was reduced by approximately 600,000.

ITEM 2.   CHANGES IN SECURITIES

          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

ITEM 5.   OTHER INFORMATION

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit Number                          Exhibit
               --------------                          -------

                   (10.1) Loan Agreement, dated as of May 1, 1997, between Alaska Development Export Authority and Fairbanks Gold Mining, Inc.; Reimbursement Agreement, dated as of May 1, 1997, between Fairbanks Gold Mining, Inc. and Union Bank of Switzerland, New York Branch; Guaranty, dated May 22, 1997, of Cyprus Amax in favor of Union Bank of Switzerland, New York Branch; and Reimbursement Agreement, dated May 22, 1997, of the Company in favor of Cyprus Amax.

                   (10.2) Finance Agreement, dated as of June 30, 1995, between Omolon and Overseas Private Investment Corporation ("OPIC"); First Amendment to Finance Agreement, dated as of April 22, 1996, between Omolon Gold Mining Company and OPIC, amending the Finance Agreement dated June 30, 1995 between Omolon and OPIC; and Second Amendment to Finance Agreement, dated as of January 28, 1997, between Omolon and OPIC, amending the Finance Agreement dated June 30, 1995 between Omolon and OPIC.

                   (10.3) Loan Agreement, dated as of June 30, 1995, between Omolon and European Bank for Reconstruction and Development ("EBRD"); Amendment Agreement to Loan Agreement, dated November 7, 1995, between Omolon and EBRD, amending the Loan Agreement dated June 30, 1995 between Omolon and EBRD; Second Amendment Agreement to Loan Agreement, dated April 22, 1996, between Omolon and EBRD, amending the Loan Agreement dated June 30, 1995 between Omolon and EBRD; and Third Amendment to Loan Agreement, dated November 20, 1996, between Omolon and EBRD, amending the Loan Agreement dated as of June 30, 1995 between Omolon and EBRD.

                   (10.4) Support Agreement, dated as of August 30, 1995, among Omolon, Cyprus Amax, Cyprus Magadan Gold Corporation, EBRD and OPIC; and Amendment Agreement to Support Agreement, dated as of January 28, 1997 among Omolon, Cyprus Amax, Cyprus Magadan Gold Corporation and EBRD, amending the Support Agreement dated as of August 30, 1995 among the parties.

                   (10.5) Guaranty Agreement, dated as of August 30, 1995, among Cyprus Amax, EBRD and OPIC; and Amendment Agreement to Cyprus Amax Guaranty, dated January 30, 1997, among Cyprus Amax, EBRD and OPIC, amending the Guaranty Agreement dated as of August 30, 1995 among the parties.

                   (10.6) Loan Agreement, dated as of November 29, 1996, between Omolon and ABN Amro Bank (Moscow) Ltd.; and Guaranty and Indemnity Agreement, dated as of November 26, 1996, by Cyprus Amax in favor of ABN Amro Bank NV.

                   (10.7) Agreement, dated April 8, 1997, between Omolon Gold Mining Company and ABN Amro Bank (Moscow) Ltd.; and Guaranty and Indemnity Agreements, dated as of April 1, 1997, by Cyprus Amax in favor of ABN Amro Bank N.V.

                   (10.8) Third Amendment Agreement, dated as of March 24, 1997, among the Company, Fairbanks Gold Mining, Inc., Guanaco Mining Company, Inc., Lassen Gold Mining, Inc., Melba Creek Mining, Inc., Nevada Gold Mining, Inc. and a group of banks, amending the Term Loan Agreement dated October 31, 1995 among the parties.

                    (27)           Financial Data Schedule

          (b)  Reports on Form 8-K - None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  AMAX GOLD INC.



                                  By /s/ Leland O. Erdahl
                                     ----------------------------------
                                     Leland O. Erdahl
                                     Vice President and Chief Financial Officer
                                     (principal accounting officer)



Dated:  August 13, 1997