Form 10-Q/A
period 1997-06-30
AMAX GOLD INC
filed 1997-08-15
CIK 814577

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A


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

                               Total Pages - 286
                     Exhibit Index Located on Pages 2-3

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

          Not Applicable.

ITEM 5.   OTHER INFORMATION

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          This Form 10-Q/A has been filed to amend Exhibits (10.2), (10.3), (10.6) and (10.7) to add language contained in the original agreements that was inadvertently omitted from the prior Form 10-Q filing.

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



Dated:  August 15, 1997