Form 10-Q
period 1997-09-30
AMAX GOLD INC
filed 1997-11-14
CIK 814577

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________to ___________

                                 Commission file number 1-9620

                                   AMAX GOLD INC.
            (Exact name of registrant as specified in its charter)


               DELAWARE                                 06-1199974
-------------------------------          -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


9100 EAST MINERAL CIRCLE, ENGLEWOOD, COLORADO                   80112
---------------------------------------------            -------------------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code         (303) 643-5500
                                                         -------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   No
                                        ---     ---

Common Stock Outstanding, $0.01 par value, as of November 11, 1997 - 114,808,739 shares

                               Total Pages - 15
                         Exhibit Index Located on Page 12

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                AMAX GOLD INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                    (in millions except per share amounts)
                                  (Unaudited)

                                                   Three Months Ended           Nine Months Ended
                                                    September 30,                 September 30,
---------------------------------------------------------------------------------------------------
                                                   1997        1996              1997       1996
---------------------------------------------------------------------------------------------------
Revenues                                         $ 79.6      $23.4              $191.3     $ 74.6
---------------------------------------------------------------------------------------------------
Costs and expenses:
 Cost of sales                                     46.6       15.7               115.0       56.2
 Depreciation and depletion                        27.9        6.6                64.4       19.4
 General and administrative                         1.8        1.4                 5.7        6.4
 Exploration                                        0.8        0.9                 3.1        2.3
 --------------------------------------------------------------------------------------------------
 Total costs and expenses                          77.1       24.6               188.2       84.3
 --------------------------------------------------------------------------------------------------
Income (loss) from operations                       2.5       (1.2)                3.1       (9.7)
 Interest expense                                 (11.4)      (7.5)              (31.1)     (20.0)
 Capitalized interest                               -          6.5                 4.2       16.7
 Interest income                                    0.5        0.4                 1.4        1.3
 Other                                             (0.8)      (0.7)               (2.0)      (2.1)
 --------------------------------------------------------------------------------------------------
Loss before income tax expense and cumulative
 effect of accounting change                       (9.2)      (2.5)              (24.4)     (13.8)
Income tax expense                                 (0.1)        -                 (0.2)        -
---------------------------------------------------------------------------------------------------
Loss before cumulative effect of
 accounting change                                 (9.3)      (2.5)              (24.6)     (13.8)
Cumulative effect of accounting change               -          -                  4.5         -
---------------------------------------------------------------------------------------------------
Net loss                                           (9.3)      (2.5)              (20.1)     (13.8)
Preferred stock dividends                          (1.7)      (1.7)               (5.1)      (5.1)
---------------------------------------------------------------------------------------------------
Loss attributable to common shares               $(11.0)     $(4.2)             $(25.2)    $(18.9)
===================================================================================================

Per common share:
 Loss before cumulative effect of
  accounting change                              $ (.10)     $(.04)             $ (.28)    $ (.19)
 Cumulative effect of accounting change              -          -                  .04         -
---------------------------------------------------------------------------------------------------
Loss per common share                            $ (.10)     $(0.4)             $ (.24)    $ (.19)
===================================================================================================
Weighted average common
shares outstanding                                114.8       96.5               106.0       96.5
===================================================================================================

        The accompanying notes are an integral part of these statements.

                                AMAX GOLD INC.
                          CONSOLIDATED BALANCE SHEET
                  (Dollars in millions except share amounts)

                                                                    September 30,
                                                                         1997         December 31,
                                                                     (Unaudited)         1996
----------------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents, including restricted cash
 of $3.5 million at September 30, 1997                               $  17.0           $ 11.1
Inventories                                                             55.3             28.5
Receivables                                                             31.1              3.2
Other                                                                   16.6             17.9
----------------------------------------------------------------------------------------------------
 Current assets                                                        120.0             60.7

Property, plant and equipment, net                                     739.4            667.1
Other                                                                   28.5             34.4
----------------------------------------------------------------------------------------------------
 Total assets                                                        $ 887.9           $762.2
====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Cyprus Amax demand loan                                              $  73.5           $130.0
Current maturities of long-term debt                                    88.4             39.3
Accounts payable, trade                                                 26.9             14.7
Accrued and other current liabilities                                   32.9             23.8
Reclamation reserve, current portion                                     6.5              4.5
----------------------------------------------------------------------------------------------------
 Current liabilities                                                   228.2            212.3

Long-term debt                                                         353.6            272.6
Reclamation reserve, noncurrent portion                                 10.2             11.2
Other                                                                    7.5              6.7
----------------------------------------------------------------------------------------------------
 Total liabilities                                                     599.5            502.8

Commitments and contingencies                                            -               -

Shareholders' equity:
 Preferred stock, par value $1.00 per share, authorized
  10,000,000 shares, of which 2,000,000 shares have been
  designated as $2.25 Series A Convertible Preferred Stock, no shares issued and outstanding; and 1,840,000 shares have
  been designated as $3.75 Series B Convertible Preferred Stock,
  issued and outstanding 1,840,000 shares                                1.8              1.8
 Common stock, par value $.01 per share, authorized
   200,000,000 shares, issued and outstanding 114,798,851
   shares in 1997 and 99,308,979 shares in 1996                          1.1              1.0
Paid-in capital                                                        408.5            355.7
Accumulated deficit                                                   (115.7)           (90.5)
Unearned equity-financing costs                                         (7.3)            (8.6)
----------------------------------------------------------------------------------------------------
 Total shareholders' equity                                            288.4            259.4
----------------------------------------------------------------------------------------------------
 Total liabilities and shareholders' equity                          $ 887.9           $762.2
====================================================================================================

        The accompanying notes are an integral part of these statements.

                                AMAX GOLD INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
-----------------------------------------------------------------------------------------
                                                                   1997     1996
-----------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
 Net loss                                                      $ (20.1)    $ (13.8)
 Adjustments to reconcile net loss to
  cash provided by operating activities:
   Depreciation and depletion                                     64.4        19.4
  Cumulative effect of accounting change                          (4.5)         -
   Increase in reclamation reserves                                1.0         0.2
  (Increase) decrease in working capital items                    (1.3)        5.8
   Other                                                           1.7         0.6
-----------------------------------------------------------------------------------------
Net cash provided by operating activities                         41.2        12.2
-----------------------------------------------------------------------------------------
Investing Activities:
 Capital expenditures                                            (24.7)     (150.3)
 Capitalized interest                                             (4.2)      (16.7)
 Loan to joint venture partner                                      -         (2.0)
-----------------------------------------------------------------------------------------
Net cash used by investing activities                            (28.9)     (169.0)
-----------------------------------------------------------------------------------------
Financing Activities:
 Proceeds from financings                                        102.8       149.3
 Repayments of financings                                       (108.7)       (8.1)
 Deferred financing costs                                         (2.4)       (0.9)
 Cash acquired in connection with
  purchase of Kubaka investment                                    7.0          -
 Cash dividends paid                                              (5.1)       (5.1)
-----------------------------------------------------------------------------------------
Net cash (used by) provided by financing activities               (6.4)       135.2
-----------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents                     5.9       (21.6)
Cash and equivalents at January 1                                  11.1        25.6
-----------------------------------------------------------------------------------------
Cash and equivalents at September 30                            $  17.0      $  4.0
=========================================================================================

Non-cash Transaction:
Issuance of common stock for purchase of
 Kubaka investment, net of cash acquired:
 Working capital, other than cash                               $ (10.3)     $   -
 Property, plant and equipment                                   (114.2)         -
 Debt                                                              79.5          -
-----------------------------------------------------------------------------------------
                                                                $ (45.0)     $   -
=========================================================================================


       The accompanying notes are an integral part of these statements.

                                AMAX GOLD INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                  (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying interim unaudited financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation. Results for any interim period are not necessarily indicative of the results that may be achieved in future periods. The financial information as of this interim date should be read in conjunction with the financial statements and notes thereto contained in Amax Gold Inc.'s ("Amax Gold" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1996. The Company is currently approximately 58.8 percent owned by Cyprus Amax Minerals Company ("Cyprus Amax").

2.   CHANGE IN ACCOUNTING POLICIES

During the first quarter of 1997 Amax Gold elected to change its method of accounting for inventory from the last-in-first-out (LIFO) method to a three-month rolling average method. In accordance with generally accepted accounting principles when changing from the LIFO method, prior years' results have been restated to reflect the effect of this change in policy. The effect of this restatement on the third quarter and first nine months of 1996 was to increase the previously reported net loss by $0.8 million, or $.01 per share and $6.1 million, or $.06 per share, respectively. Additionally, as of January 1, 1997, the Company changed its accounting policy to include depreciation and depletion in inventory, which has the effect of recording depreciation and depletion expense in the statement of operations as gold is sold rather than as it is produced. The cumulative effect of this accounting change is a $4.5 million reduction of the net loss as of January 1, 1997. On a pro forma basis this change would have reduced the 1996 third quarter and first nine months net loss by $0.3 million and $0.6 million, respectively. Both accounting changes were made in order to better match current costs with revenues and to conform with prevailing gold industry practice.

3.   INVENTORIES

Inventories consist of the following (in millions):

                          September 30,  December 31,
                              1997           1996
------------------------------------------------------------
Gold:
  Finished goods             $ 18.9         $ 16.7
  Work-in-process               4.3            3.1
Materials and supplies         32.1            8.7
------------------------------------------------------------
                             $ 55.3         $ 28.5
============================================================

4.   LONG-TERM DEBT

The Company borrowed a net of $0.8 million during the third quarter of 1997 under the Cyprus Amax demand loan facility, for a total of $73.5 million outstanding under this facility as of September 30, 1997. The Company pays interest on amounts outstanding at LIBOR plus 2.25 percent. Amounts outstanding are payable to Cyprus Amax on demand in cash or, at the election of Cyprus Amax, in shares of common stock of the Company, valued at the average closing price over the five days before such election.

5.   HEDGE CONTRACTS

Forward sales contracts, generally on a spot deferred basis, put and call option contracts and compound options are entered into from time to time to protect the Company from the effect of price changes on precious metals sales. As of September 30, 1997, the Company's outstanding hedge contracts were as follows:

                                         Average
                             Gold     Realized Price
                            Ounces      Per Ounce                Period
-----------------------------------------------------------------------------------

Forward contracts:
 Sales/(1)/                  317,300       $406       October 1997 - March 2002
 Purchases/(2)/              280,184       $341       December 1997 - June 1998
Option contracts:
 Purchased put options     1,028,200       $357       October 1997 - December 2000
 Sold put options            326,300       $351       October 1997 - September 1999
 Purchased call options      575,000       $363       October 1997 - December 1998
 Sold call options           153,300       $353       October 1997 - December 1997

/(1)/ Represents the forward sales position made primarily on a spot deferred basis which allows deferral of the delivery of gold ounces to a later date at a renegotiated gold price.

/(2)/     Offset by put purchased options included above.

The market value of the Company's forward contracts and put and call options at September 30, 1997, was approximately $27.6 million. Market valuations are dependent on gold prices, option volatility and interest rates, which can vary significantly. Forward contracts and option contracts will be utilized in the future to hedge against declines in gold prices for the Company's future gold production while maintaining benefits in the event of higher gold prices.

As a requirement of the Fort Knox financing, the Company entered into interest rate swap option agreements to reduce the impact of changes in interest rates. At September 30, 1997, the Company had interest rate swaps and swap option sales contracts that if exercised between October 1997 and April 1998 would obligate the Company to pay a fixed rate of 6.0 percent over an average term of 1.1 years on a principal amount of $207 million. The Company also purchased swap options with the right to pay 6.9 percent over an average term of 1.4 years on a principal amount of $160 million. The market value of the Company's interest rate swap options at September 30, 1997, was approximately $0.1 million. Due to the requirements of the Fort Knox financing, the Company does not expect to close these contracts.

6.   KUBAKA ACQUISITION

During May 1997, the Company completed the acquisition of a Cyprus Amax subsidiary that owns 50 percent of Omolon Gold Mining Company (Omolon). Omolon owns and operates the Kubaka gold mine, located in Far East Russia. Kubaka poured its first gold in February 1997 and achieved commercial production effective June 1, 1997. The project was completed at a total capital cost of approximately $228 million.

Under terms of the transaction, Cyprus Amax received a total of approximately
15.4 million shares of Amax Gold common stock, increasing Cyprus Amax's ownership of Amax Gold to approximately 58.8 percent. Additional Amax Gold common stock may be issued to Cyprus Amax in the future if more reserves are discovered in Russia outside of the Kubaka concession area.

The Kubaka acquisition has been recorded as a transfer between companies under common control, which requires the transfer of the assets and liabilities acquired at their net book values. Approximately $114.2 million in property, plant and equipment and $17.3 million in net working capital were acquired, offset by the assumption of $79.5 million in debt and the issuance of $52 million in equity.

As of September 30, 1997, Kubaka has been funded through $86 million of equity contributions from the partners, on a pro rata basis to their ownership interests, and borrowings of $159 million. Project financing of $130 million was provided by the European Bank for Reconstruction and Development and the U.S. Overseas Private Investment Corporation while a bank licensed to do business in Russia provided $14 million in subordinated debt and a $15 million working capital line of credit. Interest on the project financing is variable based upon LIBOR and currently is approximately 9 percent with final maturity in December 2001. The subordinated debt and working capital line of credit also have variable interest rates based on LIBOR, which are both currently approximately 12 percent. The subordinated debt does not have a defined term for repayment but will be repaid out of available cash while the working capital line of credit expires in April 1998. These financings are guaranteed by Cyprus Amax and the Company agreed to reimburse Cyprus Amax under certain circumstances for guaranty payments. As a guaranty fee for the subordinated debt and the working capital line of credit, Cyprus Amax receives a portion of the interest. Additional funding in excess of the existing working capital line of credit is anticipated for 1998 working capital and debt service at Omolon. Financing alternatives for Omolon are currently being considered which may include additional funds borrowed by the Company and lent to Omolon. Accounts payable includes approximately $7 million of advances to Omolon by Cyprus Amax for which Amax Gold agreed to reimburse Cyprus Amax under certain circumstances, offset in part by approximately $3.5 million in accounts receivable, the net amount the Company would expect to receive.

7.   COMMITMENTS AND CONTINGENCIES

Reclamation, site restoration and closure costs are accrued on a units-of-production basis using estimates based upon current federal, state and applicable foreign laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally becoming more restrictive. Any changes in these laws and regulations could impact future estimated reclamation costs. Total reclamation costs for the Company at the end of current operating mine lives are estimated to be approximately $44 million.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                             RESULTS OF OPERATIONS

The following table sets forth the Company's gold production, production costs, ounces of gold sold and average realized prices for the periods indicated.

                                                                  Three Months Ended       Nine Months Ended
                                                                     September 30,           September 30,
------------------------------------------------------------------------------------------------------------------
                                                                  1997       1996            1997          1996
==================================================================================================================
GOLD PRODUCTION (OUNCES)/(1)/
 Fort Knox                                                     101,630          -         225,685             -
 Kubaka                                                         52,737          -          70,168             -
 Refugio                                                         9,788          -          54,093             -
 Guanaco                                                        21,803     22,456          79,690        64,695
 Hayden Hill                                                    31,823     30,116          83,870        77,547
 Sleeper                                                             -      6,678               -        38,199
------------------------------------------------------------------------------------------------------------------
 TOTAL GOLD PRODUCTION                                         217,781     59,250         513,506       180,441
------------------------------------------------------------------------------------------------------------------
CASH OPERATING COSTS ($ PER OUNCE OF GOLD PRODUCED)/(2)/
 Fort Knox                                                    $    162    $     -        $    168      $      -
 Kubaka                                                            160          -             154             -
 Refugio                                                           543          -             321             -
 Guanaco                                                           191        302             214           316
 Hayden Hill                                                       157        164             188           225
 Sleeper                                                             -        319               -           241
------------------------------------------------------------------------------------------------------------------
 AVERAGE CASH OPERATING COSTS                                 $    181    $   234        $    192       $   261
------------------------------------------------------------------------------------------------------------------
TOTAL CASH COSTS ($ PER OUNCE OF GOLD PRODUCED)/(2)/
 Fort Knox                                                    $    162    $     -        $    168       $     -
 Kubaka                                                            182          -             177             -
 Refugio                                                           558          -             338             -
 Guanaco                                                           206        316             227           329
 Hayden Hill                                                       165        175             196           234
 Sleeper                                                             -        333               -           247
------------------------------------------------------------------------------------------------------------------
 AVERAGE TOTAL CASH COSTS                                     $    190    $   246        $    201       $   271
------------------------------------------------------------------------------------------------------------------
TOTAL PRODUCTION COSTS ($ PER OUNCE OF GOLD PRODUCED)/(2)/
 Fort Knox                                                    $    334    $     -        $    340       $     -
 Kubaka                                                            282          -             277             -
 Refugio                                                           658          -             434             -
 Guanaco                                                           320        475             358           488
 Hayden Hill                                                       242        291             289           349
 Sleeper                                                             -        399               -           333
------------------------------------------------------------------------------------------------------------------
 AVERAGE TOTAL PRODUCTION COSTS                               $    321    $   373        $    336      $    395
==================================================================================================================
 OUNCES OF GOLD SOLD                                           224,314     56,790         519,363       181,133
 AVERAGE PRICE PER OUNCE SOLD                                 $    355    $   412        $    368      $    412
==================================================================================================================

/(1)/ Commercial production commenced at Kubaka on June 1, 1997, at Fort Knox on March 1, 1997, and at Refugio on October 1, 1996.
          Consolidated total cash costs exclude the impact of the write-down of heap leach inventories at Guanaco in 1996. Mining at Guanaco was completed in July 1997 and mining at Hayden Hill is expected to be completed during the fourth quarter of 1997, with residual leaching at both mines continuing into 1998. Mining at Sleeper was completed in September 1996.

/(2)/ Cash operating costs at the mine sites including overhead, net of credits for silver by-products. Total cash costs include cash operating costs plus royalties and applicable taxes silver by-products. Total cash costs include cash operating costs taxes. Total production costs include total cash costs plus reclamation and depreciation and depletion.

RESULTS OF OPERATIONS

Amax Gold Inc. reported a third quarter 1997 net loss of $ 9.3 million, or $.10 per share, on revenue of $79.6 million compared with a third quarter 1996 net loss of $2.5 million, or $.04 per share, on revenue of $23.4 million. The Company's operating income was $2.5 million for the third quarter of 1997 compared with an operating loss of $1.2 million in the 1996 third quarter. The improved operating income was due to lower consolidated cash costs of $190 per ounce coupled with higher production and sales.

For the first nine months of 1997, the Company had a net loss of $20.1 million, or $.24 per share, on revenue of $191.3 million compared with a net loss of $13.8 million, or $.19 per share, on revenue of $74.6 million, for the 1996 period. Significant improvements in costs were offset by lower realized gold prices and higher interest expense, resulting in the increased net loss. Interest expense increased during 1997 due primarily to the completion of the Company's new mines, which reduced capitalized interest. The Company's net loss for the first nine months of 1997 was $24.6 million, or $.28 per share, excluding the $4.5 million cumulative effect of a first quarter accounting change to include depreciation and depletion in inventory. See Note 2 for further discussion of the changes in accounting policies during the first quarter of 1997.

Amax Gold's average realized price for the third quarter and the first nine months of 1997 was $355 per ounce and $368 per ounce, respectively, compared with $412 per ounce in both of the comparable 1996 periods. This compares with an average spot gold price of $324 per ounce and $340 per ounce for the third quarter and first nine months of 1997. Revenue increased significantly during the third quarter of 1997 due to higher gold sales attributed to commercial production at Fort Knox, Kubaka and Refugio, partially offset by lower gold realizations caused by lower spot prices.

Gold production was a record 217,781 ounces for the third quarter of 1997, nearly four times the 59,250 ounces produced in the 1996 third quarter. Production at Fort Knox, Kubaka and Refugio totaled 164,155 ounces. Mill throughput and grade at both Fort Knox and Kubaka continue to exceed expectations, which has resulted in higher than anticipated production. Crushing operations were suspended at Refugio for nearly three months due to record heavy snow and high winds at the mine. As a result, the Company's 50 percent share of quarterly production decreased to 9,788 ounces. Fourth quarter production at Refugio is expected to improve, and full production rates are expected to be achieved in the first quarter of 1998. Mining was completed at Guanaco during July 1997, which resulted in the slight decrease in production to 21,803 ounces in the third quarter of 1997 compared with 22,456 ounces in the third quarter of 1996. Production at Guanaco will decline as residual leaching begins at the mine. Hayden Hill produced a record 31,823 ounces in the third quarter of 1997, a 6 percent increase over the 1996 third quarter, primarily due to record crusher throughput and higher grade. Hayden Hill is expected to complete mining during the fourth quarter of 1997. Residual leaching at both Hayden Hill and Guanaco is expected to continue into 1998.

The Company's third quarter 1997 cost of sales as a percentage of revenue decreased to 59 percent compared with 67 percent for the prior year's third quarter, reflecting significantly lower average total cash costs. Consolidated total cash costs fell by nearly 23 percent to $190 per ounce for the third quarter of 1997 from $246 per ounce in the third quarter of 1996. Fort Knox's cash costs of $162 per ounce for the 1997 third quarter continue to be lower than expected as crusher and mill throughput and grade have been higher than anticipated. Kubaka's cash costs of $182 per ounce for the first full quarter of commercial operations are also lower than anticipated as a result of higher mill throughput. Refugio's cash costs for the quarter were $558 per ounce, primarily due to the adverse impact of the abnormal winter weather and certain operating inefficiencies. Cash costs at Refugio are expected to improve significantly over the next two quarters. Guanaco's cash costs of $206 per ounce improved by $110 per ounce compared with the

1996 third quarter. Cash costs at Hayden Hill improved slightly to $165 per ounce as a result of the slightly higher production.

Third quarter 1997 depreciation and depletion increased to $27.9 million, primarily as a result of the additional Fort Knox, Kubaka and Refugio production coupled with higher depreciation and depletion rates at the new mines.

General and administrative expenses of $1.8 million for the 1997 third quarter were $0.4 million higher than the 1996 third quarter primarily as a result of legal fees incurred in connection with the settlement of a shareholder lawsuit.

Higher interest expense of $11.4 million for the third quarter of 1997, a 52 percent increase over the 1996 third quarter, was attributed to higher average debt balances necessary to complete construction of the Company's Fort Knox mine, coupled with a full quarter of interest on $79.5 million in debt relating to the Kubaka construction. No interest was capitalized during the third quarter of 1997 due to the completion of the Company's construction projects.

LIQUIDITY AND CAPITAL RESOURCES

Amax Gold's cash flow from operations for the nine months ended September 30, 1997, more than tripled to $41.2 million compared to the 1996 period, due to increased production from the Company's new mines and lower total cash costs.

Capital spending for the first nine months of 1997 of $24.7 million was significantly lower than the $150.3 million spent during the first nine months of 1996 due to the completion of the Company's construction projects. Capital spending, excluding capitalized interest, at Fort Knox totaled approximately $12 million for the first nine months of 1997. The total project cost for Fort Knox of $345 million, excluding capitalized interest, is approximately $25 million below the revised capital estimates announced in April 1996. The Kubaka mine was also completed within its revised capital budget of $228 million, also announced in April 1996. Capital spending for the remainder of 1997 is expected to be approximately $6 million, split evenly between Fort Knox and Refugio.

Net financing activities used $6.4 million in cash during the first nine months of 1997. During the third quarter of 1997, the Company borrowed a net of $0.8 million under the Cyprus Amax demand loan facility, increasing the total amount borrowed as of September 30, 1997, to $73.5 million. No additional funds have been borrowed under the demand loan facility since September 30, 1997, and the Company currently has approximately $90 million available under the facility. Scheduled Fort Knox debt repayments of approximately $14.7 million during the third quarter of 1997 were made with cash flow from operations.

Based on current gold prices, cash flow from operations for the remainder of 1997 is expected to be sufficient to fund the Company's remaining cash needs, excluding Omolon. Additional funding in excess of the existing working capital line of credit is anticipated for 1998 working capital and debt service at Omolon. Financing alternative for Omolon are currently being considered which may include additional funds borrowed by the Company and lent to Omolon. The Company is currently considering various options to restructure its debt and capital, which could include accessing public debt and equity markets. The Company is also reviewing business combination possibilities.

Amax Gold paid regular dividends of $2.8125 on the $3.75 Series B Convertible Preferred Stock during the first nine months of 1997. At September 30, 1997, approximately 114.8 million shares of the Company's common stock were outstanding.

Statement of Financial Accounting Standards (SFAS) No. 128, Earning Per Share, was issued in February 1997 and is effective for fiscal years beginning after December 15, 1997. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It requires a reconciliation of the numerator and denominator of the basic earnings per share computation. Basic earnings per share excludes the effect of dilution and is computed by dividing income available to common shareholders by the weighted average number of common share outstanding for the period. For the nine months ended September 30, 1997, basic earnings per share would be the same as primary earnings per share presented.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such forward-looking statements include statements regarding expected dates for gold sales, reserve additions, return to full production at Refugio, projected quantities of future gold production, estimated reserves and recovery rates, anticipated production rates, costs and expenditures, prices realized by the Company, expected future cash flows, anticipated financing needs, growth plans and sources of financing and repayment alternatives and possible business combinations. Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile price of gold, the political and economic risks associated with foreign operations, cost overruns, construction delays, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits and approvals, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, delays in anticipated start-up dates, environmental risks, the results of financing efforts and financial market conditions and other risk factors detailed in the Company's Securities and Exchange Commission filings. Refer to the Risk Factors on pages 7 to 13 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (No. 333-22598) as filed with the Securities and Exchange Commission on March 26, 1997, for a more detailed discussion of risks. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company was awarded judgment notwithstanding the $9 million jury verdict in the case of Kershaw Gold Company, Inc., formerly Mineral
                                 --------------------------------------------
          Mining Company, Inc., vs. Amax Gold Inc., C.A. No. 0:95-3594-23, in
          ----------------------------------------
          the United States District Court for the District of South Carolina, Rock Hill Division. The plaintiff has appealed the decision to the U.S. Court of Appeals for the Fourth Circuit.

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

          Not Applicable.

ITEM 5.   OTHER INFORMATION

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A) Exhibits

              Exhibit Number                          Exhibit
              --------------                          -------


                    (10)(a) Amendment dated September 11, 1997 to Agreement between the Company and Leland O. Erdahl

                    (27)      Financial Data Schedule

          (B)  Reports on Form 8-K - None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                AMAX GOLD INC.


                                By /s/ Leland O. Erdahl
                                   ---------------------------------------------
                                   Leland O. Erdahl
                                   Vice President and Chief Financial Officer
                                   (principal financial officer)


Dated:  November 13, 1997