Form 10-K405
period 1997-12-31
AMAX GOLD INC
filed 1998-02-11
CIK 814577

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K



[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year-ended December 31, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number 1-9620

                                 AMAX GOLD INC.

             (Exact name of registrant as specified in its charter)

              DELAWARE                                         06-1199974
(State or other jurisdiction of incorporation or          (I.R.S. Employer
 organization)                                            Identification No.)


        9100 EAST MINERAL CIRCLE                                 80112
          ENGLEWOOD, COLORADO                                  (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:
(303) 643-5500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


-----------------------------------------------------------------------------------------------------------------------
               Title of each class                                          Name of each exchange on which registered
-----------------------------------------------------------------------------------------------------------------------
   Common Stock, $0.01 par value (114,873,878 shares                        New York Stock Exchange, Inc.
      outstanding at February 9, 1998)                                      The Toronto Stock Exchange
$3.75 Series B Convertible Preferred Stock, $1.00 par                       New York Stock Exchange, Inc.
         value (1,840,000 shares outstanding
          at February 9, 1998)
======================================================================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No
                                    ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.   X
                              -----

The aggregate market value of voting stock held by non-affiliates at the closing price of $3 5/16 on February 9, 1998, was approximately $136,600,000.

Items 10, 11, 12 and 13 to be filed by amendment to the Company's Form 10-K within 120 days after the end of the fiscal year.

                                     PART I

                    ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

Amax Gold Inc. (Amax Gold or the Company) and its subsidiaries are engaged in the mining and processing of gold and silver ore and in the exploration for, and acquisition and development of, gold-bearing properties, principally in the Americas, Russia, Australia and Africa. The Company's share of production from its operating properties totaled 729,831 ounces during 1997, and its share of reserves as of December 31, 1997, in all its properties totaled approximately 228 million tons of ore reserves with an average grade of 0.031 ounces of gold per ton, or 7.1 million contained ounces of gold.

The Company was incorporated in Delaware in 1987 and reincorporated in 1995. Cyprus Amax Minerals Company (Cyprus Amax) owns approximately 58.8 percent of the Company's outstanding Common Stock and has the right to acquire additional shares under certain financing arrangements.

The Company's operating properties consist of a 100 percent interest in the Fort Knox mine near Fairbanks, Alaska; a 50 percent interest in the Kubaka mine in the Magadan Oblast situated in Far East Russia; and a 50 percent interest in the Refugio mine in Chile. The Company also owns a 100 percent interest in the Hayden Hill mine in Lassen County, California; and a 90 percent interest in the Guanaco mine in Chile. Mining at Hayden Hill and Guanaco was completed during 1997 and residual leaching will continue during 1998 at both mines. In addition the Company owns a 62.5 percent venture interest in the Haile property in Lancaster County, South Carolina. The Company also owns the Sleeper mine in Humboldt County, Nevada, and the Wind Mountain mine in Washoe County, Nevada, which are in reclamation. The locations of Amax Gold's properties are shown on the map on page 2, and descriptions are set forth below. Data relating to the Company's domestic and foreign operations and export sales are included at Note 13 to the Consolidated Financial Statements.

Unless otherwise indicated, reserves represent proven and probable reserves, and all reserve information is given as of December 31, 1997. Other mineralized material represents a mineralized body with established geologic continuity that requires additional work to qualify as reserves. Except as otherwise noted, references to tons and ounces are to short tons of 2,000 pounds and to troy ounces of 31.103 grams, respectively. Production is defined as gold or silver produced in the form of dore plus any inventory in mill carbon circuits. Tons mined include removal of waste required to access ore. Total cash costs include all operating costs at the mine site, including overhead, proceeds taxes and royalties, are net of credits for silver by-product and exclude reclamation costs.

All of the Company's operating properties are open pit mines. Except for mining equipment owned by contract miners at Refugio and mobile mining equipment leased by the Company at Fort Knox, the Company owns its mining and processing equipment, which is maintained in good operating condition. Ore is processed by milling or heap leaching. Milling is the traditional process for recovering gold from ore. After ore is crushed, the gold and silver are concentrated and then smelted into dore, which is shipped to refiners for further processing.
The milling process is typically used to achieve higher recovery from oxide and sulfide ores.

Heap leaching is a lower cost processing method applied principally to oxidized ores. The heap leach recovery rate is generally lower than for milling. In the heap leaching process, crushed and/or run-of-mine ore is loaded onto leach pads. The ore is irrigated with a weak cyanide solution that penetrates the ore, dissolving the gold and silver. The pregnant solution is collected and pumped through activated carbon or a Merrill Crowe zinc precipitation plant to remove the metals from the solution. After the gold and silver is stripped from the carbon or processed from the zinc precipitate, it is smelted into dore, which is shipped to refiners for further processing.

The terms Amax Gold and the Company when used herein may refer collectively to Amax Gold Inc. and its subsidiaries and affiliates or to one or more of them depending on the context.

                         [MAP OF AMAX GOLD LOCATIONS]

FORT KNOX MINE

The Fort Knox mine is located in the Fairbanks Mining District, 15 air miles northeast of Fairbanks, Alaska.

Operations. Fort Knox achieved commercial production on March 1, 1997. Construction of the mine was completed at a capital cost of approximately $373 million, which includes about $28 million in capitalized interest. The operation includes an open pit mine, a conventional 36,000 tons per day (13.1 million tons per year) mill and process plant, a tailings storage facility and a fresh water reservoir to supply process water. The process facilities are designed as a zero discharge system. Power is supplied by the public utility serving the area over a distribution line paid for by the Company. Access is provided by paved highway for 21 miles from Fairbanks and then for five miles by unpaved road. The mine and plant are designed to operate year round and to produce approximately 300,000 to 400,000 ounces of gold per year depending on the ore grade processed, with the higher grades expected during the early years.

The following table presents operating data for the Fort Knox mine for the period from the commencement of commercial production on March 1, 1997, through December 31, 1997.

                                 Fort Knox Mine
                                (AGI 100% Share)

                                                              1997
---------------------------------------------------------------------
Tons mined                                                27,536,150
Tons of ore milled                                        10,584,156
Average mill head grade (oz. per ton)                          0.034
Mill recovery rate (%)                                            89

Ounces of gold produced                                      320,522
Ounces of silver produced                                     15,958

Cost per ounce of gold produced:
 Total cash costs                                               $170
 Reclamation                                                       3
 Depreciation and depletion                                      169
---------------------------------------------------------------------

   Total production costs                                       $342
---------------------------------------------------------------------

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

                                 Fort Knox Mine
                        Proven and Probable Ore Reserves
                            As of December 31, 1997



                                                       Gold         Gold
                                          Tons     Avg. Grade     Content
                                          (000)     (oz./ton)    (000 oz.)
-----------------------------------------------------------------------------
Mill Ore                                170,273         0.024       4,099
-----------------------------------------------------------------------------

The December 31, 1997 Fort Knox reserves were calculated by the Company and verified by Mineral Resources Development, Inc. in its report dated February 1998. Reserves are calculated using a gold price of $375 per ounce and a gold cut-off grade of 0.0125 ounces per ton. The Company has determined that calculating the reserves at $350 per ounce would not materially change the results. Changes from the 1996 reserves reflect the production of gold during 1997 and the addition of approximately 450,000 contained ounces of reserves. The Company estimates that mill recovery will continue to be approximately 90 percent.

In addition to proven and probable reserves, the Company has estimated 137.5 million tons of other mineralized material at an average grade of 0.022 ounces per ton.

KUBAKA MINE

The Company indirectly owns a 50 percent interest in Omolon Gold Mining Company (Omolon), which owns and operates the Kubaka mine. Kubaka is located in the Russian Far East, approximately 200 miles south of the Arctic Circle and 600 miles northeast of the major port city of Magadan. Amax Gold completed the acquisition of Kubaka from Cyprus Amax during May 1997. See Notes 6 and 7 to the Consolidated Financial Statements for further discussion of the acquisition and financing of the mine.

Operations. Commercial production was achieved at Kubaka on June 1, 1997. Construction of the mine was completed at a total capital cost of approximately $242 million. This amount includes certain financing costs, working capital and about $14 million in capitalized interest. The operation consists of an open pit mine, a conventional 1,900 tons per day (approximately 700,000 tons per year) mill and process plant, a tailings storage facility and a reclaim water retention facility to supply process water. Power is supplied by on-site diesel generators. Facilities include a permanent camp with access from Magadan provided by helicopter as well as by a winter road, which is generally open from January through April. The Kubaka mine's remote location in the sub-Arctic region requires the Company to plan for operations in extreme cold and to provide all services and facilities on site. The mine and plant are designed to produce approximately 400,000 to 450,000 ounces of gold per year, of which the Company's share is 50 percent.

The following table presents operating data for the Kubaka mine for the period from the commencement of commercial production on June 1, 1997, through December 31, 1997.

                                  Kubaka Mine
                                 Operating Data
                                (AGI 50% Share)

                                                                 1997
-----------------------------------------------------------------------
Tons mined                                                  3,288,724
Tons of ore milled                                            186,092
Average mill head grade (oz. per ton)                           0.725
Mill recovery rate (%)                                             97

Ounces of gold produced                                       129,970
Ounces of silver produced                                     127,090

Cost per ounce of gold produced
 Total cash costs                                                $175
 Depreciation and depletion                                       100
-----------------------------------------------------------------------

Total production costs                                           $275
-----------------------------------------------------------------------

Property Position. Omolon holds the license from the Russian government to operate the Kubaka mine and to explore and develop the Evenskoye property, also in the Magadan region (the Kubaka License). The Kubaka License is for a period of 18 years, subject to extension of up to an additional two years, and limits the ownership of a foreign party (i.e. the Company) in Omolon to a maximum of 50 percent. The Kubaka License establishes certain production requirements for Kubaka, requires the payment of a 4 percent royalty on the total value of gold extracted and requires Omolon to complete exploration activities, a feasibility study and its assessment of the reserves at Evenskoye prior to December 31, 1998, or a later date, if extended.

Geology and Ore Reserves. The Kubaka ore deposit is an epithermal quartz-adularia vein system hosted by volcanic rocks and their sedimentary derivatives. Kubaka is older than, but otherwise very similar to, volcanic hosted epithermal gold deposits found in the North American Western Cordillera.


                                  Kubaka Mine
                        Proven and Probable Ore Reserves
                            As of December 31, 1997

                                                            Gold Content
                                       Gold                  (000 oz.)
                                                      ---------------------
                            Tons    Avg. Grade             The Company's
                           (000)     (oz./ton)    Total       50% Share
----------------------------------------------------------------------------
Mill Ore                  4,203       0.522       2,196        1,098
----------------------------------------------------------------------------

The December 31, 1997 Kubaka reserves were calculated by the Company. Reserves are calculated using a gold price of $375 per ounce and a gold cut-off grade of
0.044 ounces per ton. The Company has determined that calculating the reserves at $350 per ounce would not materially change the results. Changes in reserves from 1996 primarily relate to production. The Company estimates that mill recovery will continue to be approximately 97 percent.

In addition to proven and probable reserves, the Company has estimated its share of other mineralized material to be 2.7 million tons at an average grade of
0.330 ounces per ton.

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

Operations. The Refugio mine consists of an open pit mine and a three-stage crushing and heap leach operation capable of processing 33,000 tons of ore per day, or 11.5 million tons per year. The mine and plant are designed to produce an estimated 200,000 to 250,000 ounces of gold per year, of which the Company's share is 50 percent. Production commenced in April 1996; however, start-up was delayed due to mechanical problems with the secondary and tertiary crushers and the collapse of fill underlying the fine ore storage bin and commercial production commenced on October 1, 1996. The Company is currently pursuing insurance claims and claims against Refugio's construction contractor. During the second and third quarters of 1997, abnormally severe winter weather resulted in the suspension of mining and crushing operations for nearly three months, which caused lower production and higher cash costs. Full production levels are expected to be achieved during the first quarter of 1998. CMM has retained an experienced mining contractor with its own equipment to drill, blast, load and transport all ore and waste. Facilities include a permanent camp with access to the site from Copiapo provided by road. Power is supplied by on-site diesel powered generators. Water extraction rights expected to be sufficient to supply the mine are owned by CMM.

The following table presents operating data for the Refugio mine for the year ended December 31, 1997, and the period from commencement of commercial production on October 1, 1996, through December 31, 1996.

                                  Refugio Mine
                                 Operating Data
                                (AGI 50% Share)

                                                  1997         1996
----------------------------------------------------------------------------
Tons mined                                      9,336,697    3,297,800
Tons of ore to heap leach                       4,491,853    1,720,875
Average grade to heap leach (oz. per ton)           0.030        0.031
Heap leach recovery rate (%)                           55           58

Ounces of gold produced                            73,543       30,612
Ounces of silver produced                          10,366        2,620

Cost per ounce of gold produced:
 Total cash costs                                    $341         $242
 Reclamation                                            2            -
 Depreciation and depletion                            95           95
----------------------------------------------------------------------------

   Total production costs                            $438         $337
----------------------------------------------------------------------------


Property Position. The Refugio property comprises approximately 14,500 acres, consisting of mineral rights, surface rights and water rights expected to be sufficient for the mine. The principal ore deposit is situated on mining claims that are owned by CMM. Essentially all of the mineral rights surrounding the claims are held by a joint venture formed by Bema and the former owner of the Refugio claims. CMM has agreements in place with this joint venture that will allow CMM to mine any extensions of its major ore deposits extending onto surrounding mineral rights and to use the surrounding areas for project needs. CMM owns or controls surface rights covering the known mineralization and the currently anticipated mining operation under two leases from the Chilean Army, which expire in 2001 and 2005 and may be extended for an additional 10 years.

The Company, through its 50 percent ownership of CMM, is responsible for payment of a net smelter return to the former owners of the Refugio property that is expected to average 2.5 percent of total production from the currently defined ore reserves. An additional sliding scale net smelter return related to net profits and ranging from 2.5 to 5 percent is payable on the Company's share of any production in excess of current reserves.

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

                                  Refugio Mine
             Proven and Probable Ore Reserves in the Verde Deposit
                            As of December 31, 1997

                                                            Gold Content
                                                              (000 oz.)
                                           Gold         ---------------------
                               Tons     Avg. Grade            The Company's
                              (000)     (oz./ton)   Total       50% Share
-----------------------------------------------------------------------------

Heap Leach Ore               100,793        0.029    2,920         1,460
-----------------------------------------------------------------------------

The December 31, 1997, Refugio reserves were calculated by CMM. The reserves are confined to the Verde pit zone. The variable cut-off grades for pit design and reserve summary were based on a $375 per ounce gold price and costs and recoveries which vary by rock type and alteration. The Company has determined that calculating the reserves at $350 per ounce would result in a decrease in proven and probable reserves of approximately 10 percent. Changes in reserves from 1996 relate to production. The Company expects the average ultimate recovery rate for the reserve to be approximately 66 percent.

In addition to proven and probable reserves, the Company has estimated its share of other mineralized material to be 154 million tons at an average grade of
0.026 ounces per ton.

HAYDEN HILL MINE

The Hayden Hill mine in Lassen County, California, is located approximately 120 miles northwest of Reno, Nevada.

Operations. The Hayden Hill operation is an open pit mine with two pits and heap leach pads. Access to the mine is provided by a county road that connects to a state highway. Power for operations is purchased from the local rural electric association. Water for mining and processing operations is provided by two wells located in close proximity to the mine. Potable water is supplied by truck. Mining was completed in late 1997 and residual leaching is expected to continue during 1998.

The following table presents operating data for the Hayden Hill mine for the years indicated.

                                Hayden Hill Mine
                                 Operating Data

                                                  1997         1996         1995
-----------------------------------------------------------------------------------

Tons mined                                      8,727,325    8,275,944    8,522,982
Tons of ore to heap leach                       6,194,712    5,505,849    5,538,965
Average grade to heap leach (oz. per ton)           0.031        0.028        0.024
Heap leach recovery rate (%)                           59           68           60

Ounces of gold produced                           112,202      103,502       80,031
Ounces of silver produced                         325,494      320,574      227,125

Cost per ounce of gold produced:
 Total cash costs                                    $186         $229         $253
 Reclamation                                           41           30           22
 Depreciation and depletion                            52           87           87
-----------------------------------------------------------------------------------

   Total production costs                            $279         $346         $362
-----------------------------------------------------------------------------------

Property Position. The Company controls approximately 6,300 acres through ownership of federal patented and unpatented mining claims and fee lands, and a long-term lease of federal unpatented mining claims, which has an indefinite term. Approximately 75 percent of the production is subject to a gross receipts net smelter return royalty of approximately 2 percent. See Item 3 "Legal Proceedings" for discussion of a related royalty dispute.

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

Mining was completed in July 1997 and residual leaching is expected to continue during 1998. Based on a detailed study of the continuity of ore, costs and production rates, a $35.5 million pre-tax write-down was recorded during the fourth quarter of 1996. See Note 6 of the Consolidated Financial Statements for further discussion.

The following table presents operating data for the Guanaco mine for the years indicated.

                                  Guanaco Mine
                                 Operating Data

                                                  1997         1996          1995
-------------------------------------------------------------------------------------

Tons mined                                      5,406,411    13,332,872    13,389,543
Tons of ore to heap leach                       2,883,422     2,479,645     2,030,848
Average grade to heap leach (oz. per ton)           0.059         0.070         0.063
Heap leach recovery rate (%)                           55            55            55

Ounces of gold produced                            93,594        96,018        70,850
Ounces of silver produced                         306,552       359,869       268,066

Cost per ounce of gold produced:
 Total cash costs                                    $229          $290          $375
 Reclamation                                           18             4             -
 Depreciation and depletion                           102           156           151
--------------------------------------------------------------------------------------

   Total production costs                            $349          $450          $526
--------------------------------------------------------------------------------------

Property Position. The Guanaco property position consists of approximately 25,000 acres consisting of mineral claims leased from Empresa Nacional de Mineria (ENAMI), an entity of the Chilean government, and certain other mineral rights. Nearly all of the production was mined from land covered by the ENAMI lease, which expires in 2006 and may be extended by the Company for additional five-year terms thereafter. The lease is subject to royalties varying with the level of production, with the royalty on gold ranging from a 7 percent gross royalty to a 3 percent gross royalty plus a 2 percent net profits royalty; there is a gross royalty of 2 percent for all other metals. The property remains subject to a 1.1 percent net smelter return royalty to the minority owners for metals other than gold. The Company is in discussions with ENAMI regarding continuation of the lease following cessation of production.

SLEEPER MINE

The Sleeper mine is located in Humboldt County, Nevada, approximately 28 miles north of Winnemucca.

Operations. Operations at Sleeper were completed at the end of the third quarter of 1996 and there was no reported production during 1997. Production at Sleeper during 1996 and 1995 was 38,199 ounces and 82,062 ounces at a cash cost of $247 per ounce and $325 per ounce, respectively. Reclamation activities have commenced and are expected to be substantially completed by 2000. The operation included an open pit mine, mill, heap leach pads and tailings disposal facilities. Access to the mine is provided by a gravel road that connects to a paved public highway. Power is purchased from the local rural electric association. Water is provided by a well system that is currently being used to fill the pits, and potable water is supplied by truck.

Property Position. Current facilities occupy approximately 2,000 acres of unpatented mining claims. The Company has entered into an agreement with a third party for further exploration of the Sleeper property. Currently, the third party has earned a 50 percent interest in the property.

HAILE PROPERTY

The Company owns a 62.5 percent venture interest in the Haile property in Lancaster County, South Carolina. The remaining 37.5 percent interest is owned by Kershaw Gold Company, Inc., a wholly owned subsidiary of Piedmont Mining Company, Inc. (Piedmont). The Company is involved in a dispute with Piedmont regarding certain agreements. See Item 3. "Legal Proceedings." The Company has not made a decision to develop the Haile property and is considering various options with respect to its interest in Haile. Currently the Company has capitalized approximately

$14.5 million of costs related to the Haile property.

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

                                 Haile Property
                        Proven and Probable Ore Reserves
                            As of December 31, 1997

                                                          Gold Content
                                                           (000 oz.)
                                       Gold          ---------------------
                            Tons    Avg. Grade            The Company's
                           (000)   (oz./ton)   Total       62.5% Share
----------------------------------------------------------------------------
Mill Ore                   8,736      0.089      780           488
----------------------------------------------------------------------------

The reserves were calculated by the Company and verified by Derry, Michner, Booth & Wahl in its April 1994 audit. No changes were made to reserves during 1997, 1996 or 1995. Pits were designed on the basis of a $375 per ounce gold price while ore within the pit was summarized using a gold price of $400 per ounce. The Company estimates ultimate gold recoveries would range from 65 percent to 85 percent.

EXPLORATION

The Company's primary exploration objective continues to be the acquisition and evaluation of near-surface gold deposits that can be mined by open pit methods. The Company is continuing exploration activity on the Fort Knox and Refugio properties and in the area of the Guanaco mine. The Company has increased its exploration activities in the Russian Federation following the acquisition of Kubaka. In connection with a reserve replenishment tax levied on Kubaka gold sales, the Company can offset certain exploration expenditures that are preapproved by the Russian agency responsible for exploration in the Magadan region.

Pursuant to an Exploration Joint Venture Agreement effective since January 1994, the Company and Cyprus Amax have agreed to pool their efforts for discovering and developing future gold prospects, with Cyprus Amax providing 75 percent and the Company providing 25 percent of the initial exploration funding for such prospects. A Cyprus Amax subsidiary manages exploration activities, with equal participation by Amax Gold in decisions affecting property acquisition and divestiture. The Agreement was extended for one year and will terminate December 31, 1998 unless extended by mutual agreement. Amax Gold has the first right to acquire any gold property owned by the joint venture and Cyprus Amax has the first right to acquire properties containing deposits of minerals other than gold or silver. During 1997, the joint venture conducted exploration activities principally in the Americas, Australia, Russia and Africa.

Exploration expenditures were $5.5 million in 1997 compared with $3.5 million in 1996. Exploration expenditures for 1998 are expected to be approximately $4 million.

GOLD MARKET AND PRICES

Gold has two principal uses: product fabrication and bullion investment. Fabricated gold has a wide variety of end uses, including jewelry manufacture (the largest fabrication component), electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. The Company sells all of its refined gold to banks and other bullion dealers, using a variety of hedging techniques. Substantially all of the Company's 1997 sales were export sales made in Europe.

The profitability of the Company's operations is significantly affected by the market price of gold. The price of gold has fluctuated widely and is affected by numerous factors, including international economic trends, currency exchange fluctuations, expectations for inflation, consumption patterns (such as purchases of gold jewelry and the development of gold coin programs), sales of gold bullion holdings by central banks or other large gold bullion holders or dealers and global and regional political events, particularly in the Middle East and Asia and major gold-producing countries such as South Africa and the Commonwealth of Independent States (the former Soviet Union). Gold prices also are affected by worldwide production levels and on occasion have been subject to rapid short-term changes because of market speculation.

The following table sets forth for the years indicated the high and low closing prices of gold, first position, as provided by the Commodity Exchange, Inc. (COMEX) in New York.

                        High             Low
                       -------         -------
            Year          (dollars per ounce)
            ----          -------------------

             1993      $407.00         $326.30
             1994       398.00          370.60
             1995       395.40          372.20
             1996       414.70          368.00
             1997       365.70          282.80

Declines in the market price of gold and related precious metals also may render reserves containing relatively lower grades of mineralization uneconomic to exploit. The prices used in estimating Amax Gold's ore reserves at December 31, 1997 ranged from $375 to $400 per ounce of gold. The market price was $290 per ounce of gold at December 31, 1997, which was below the price at which Amax Gold has estimated its reserves. However, Amax Gold has historically realized prices that are an average of $32 per ounce above the market price of gold since the inception of its hedging program in 1988. If Amax Gold were to determine that its reserves and future cash flows should be calculated at a significantly lower gold price, there would likely be a material reduction in the amount of gold reserves. In addition, if the price realized by Amax Gold for its gold were to decline substantially below the price at which ore reserves were calculated for a sustained period of time, Amax Gold potentially could experience material write-downs of its investment in its mining properties.

REFINING, SALES AND HEDGING ACTIVITIES

Refining arrangements are in place with third parties for the Company's production. Because of the availability of refiners other than those with whom such arrangements have been made, the Company believes that no adverse effect would result if any of these arrangements were terminated.

The Company employs a number of hedging techniques with the objective of mitigating the impact of downturns in the gold market and providing adequate cash flow for operations while maintaining significant upside potential in a market upswing. During 1997, 1996 and 1995 the Company's hedging efforts resulted in average realized prices of $360 per ounce, $412 per ounce and $406 per ounce, respectively, compared with the average COMEX price of $331 per ounce in 1997, $388 per ounce in 1996 and $384 per ounce in 1995.

AGREEMENTS WITH CYPRUS AMAX

Amax Gold has entered into the following agreements with Cyprus Amax.

Financing Arrangements with Cyprus Amax. During December 1997, the Company completed a $40 million credit facility with a group of banks, which was used to refinance the existing Refugio gold loan and for working capital and debt service requirements. In May 1997, the Company completed a $71 million tax-exempt industrial revenue bond financing for the solid waste disposal facility at the Fort Knox mine. Cyprus Amax has guaranteed both loans and the Company pays a 1.75 percent interest differential to Cyprus Amax as a guaranty fee on the industrial revenue bond and a 0.75 percent interest differential on the Refugio loan. The Company has also agreed to reimburse Cyprus Amax for any payments made under the guaranties. Additionally, the Company agreed not to borrow $40 million under an existing convertible line of credit with Cyprus Amax as part of the Refugio refinancing. See Note 7 to the Consolidated Financial Statements for further discussion of the terms of each loan.

Pursuant to a financing arrangement with Cyprus Amax, approved by the Company's stockholders in September 1996, Cyprus Amax has guaranteed the Company's $250 million Fort Knox loan until economic completion of the Company's Fort Knox mine and has provided the Company with a $250 million demand loan facility, in exchange for which the Company (i) paid Cyprus Amax a financing and guaranty fee of $10 million, (ii) pays Cyprus Amax 1.75 percent annually on amounts outstanding under the Fort Knox loan, (iii) would reimburse Cyprus Amax for any payments made or costs incurred under the Cyprus Amax guaranty, (iv) agreed to make no additional borrowing under the convertible line of credit without the prior consent of Cyprus Amax, and (v) granted Cyprus Amax a first priority security interest in the collateral for the Fort Knox loan, and if requested, would grant security interests in certain additional assets to the extent available. All of these obligations to Cyprus Amax are payable in cash or, at the election of Cyprus Amax, in shares of Common Stock, valued at the time of issuance of the shares.

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

Stock Issuance Agreement. In September 1995, the Company and Cyprus Amax entered into an Agreement Regarding Stock Issuance pursuant to which, with the agreement of both parties, obligations owing from the Company to Cyprus Amax from time to time may be paid in shares of Common Stock valued at the most recent 30-day average closing price. Of the 879,500 shares issuable, 128,042 shares were issued to Cyprus Amax in 1995 as payment for $835,473 due Cyprus Amax under a financing arrangement.

Acquisition Agreement. Pursuant to the Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of October 9, 1996 (the Acquisition Agreement), the Company acquired Cyprus Amax's indirect 50 percent interest in the Kubaka mine in May 1997. The Company issued 15.4 million shares of Common Stock as payment and has an obligation to make a contingent payment in shares of Common Stock (a) equal to $10 per gold equivalent ounce (up to a maximum of $45 million) of the Company's pro rata share of proven and probable reserves which the Company acquires the right to mine in the Russian Federation, excluding properties covered by the Kubaka License or acquired by the Company's joint venture with Cyprus Amax, on or before June 30, 2004, and (b) valued at the then current 10-day average stock price. See Note 6 to the Consolidated Financial Statements for further discussion.

NOL Agreement. An agreement in principle to monetize a portion of the Company's foreign tax net operating losses was entered into with Cyprus Amax in February 1998. In connection with the proposed transaction, the Company is expected to record a gain of approximately $6.7 million.

Exploration Joint Venture Agreement. Under the Exploration Joint Venture Agreement, the Company and Cyprus Amax have agreed to pool their efforts for the principal purpose of discovering and developing future gold prospects. See "Exploration."

Services Agreement. Pursuant to the Services Agreement, the Company and Cyprus Amax provide a variety of managerial and other services to each other on a full cost-reimbursement basis. The Company paid Cyprus Amax approximately $4.1 million for 1997 services, including insurance coverage, and Cyprus Amax paid the Company approximately $1.3 million, including reimbursement for services for the Kubaka mine prior to the closing of the Acquisition Agreement.

Employee Transfer Agreement. Pursuant to the Employee Transfer Agreement, the Company and Cyprus Amax have amended their respective benefit plans to allow employees to transfer between the companies with minimal effect on an employee's benefits.

EMPLOYEES

At December 31, 1997, the Company and its consolidated subsidiaries employed 1,353 persons in addition to 260 contract miners at its Refugio mine. The hourly employees at the Guanaco mine are represented by the Sociedad Contractual Minera Guanaco labor union and are covered by a labor contract that expires at the end of May 1999. The hourly employees at Refugio are represented by the Sindicato de Trabajadores de Compania Minera Maricunga labor union and are covered by a labor contract that expires at the end of February 2001. None of the Company's employees in the United States are members of a labor union and the Company considers its employee relations to be good. The Company obtains certain administrative and other services from Cyprus Amax pursuant to the Services Agreement.

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

FOREIGN OPERATIONS

Foreign operations and investments such as those that the Company has in Chile and Russia may be adversely affected by exchange controls, currency fluctuations, taxation and laws or policies of particular countries or by political events in those countries as well as by laws and policies of the United States affecting foreign trade, investment and taxation.

Certain of the Company's mineral rights, property interests, gold sales contracts, tax agreements and other contractual rights and interests are subject to foreign government performance, approvals, and licenses. Such governmental actions are, as a practical matter, subject to the discretion of the applicable governments or governmental officials. In addition, in the event of a dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts, may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States or may be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity.

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

In March 1994, the U.S. Forest Service notified the Company that it considers the Company to be a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), jointly and severally liable with other PRP's, for damages attributable to alleged releases of hazardous substances from the Siskon Mine, located in the Klamath National Forest in Siskiyou County, California. The Company conducted a limited exploration drilling program in the summer of 1991 on property at the Siskon mine site which the Company believes is not involved in the alleged releases. Based on facts currently known to management, the Company does not anticipate that this matter will have a material effect on the Company's financial condition or results of operations.

EXECUTIVE OFFICERS

As of December 31, 1997, the names, ages and offices of all executive officers of the Company were as follows.


Name                     Age              Office
-------------------------------------------------------------------------------

Milton H. Ward           65   Chairman of the Board and Chief Executive Officer
S. Scott Shellhaas       49   President and Chief Operating Officer
Leland O. Erdahl         69   Vice President and Chief Financial Officer
Robert B. Blakestad      51   Vice President, Exploration
Larry D. Clark           51   Vice President
Deborah J. Friedman      45   Vice President, General Counsel and Secretary
Mark A. Lettes           48   Vice President, Trading
David L. Mueller         47   Vice President, Controller and Assistant Secretary
Andrew F. Pooler         39   Vice President

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

Mr. Erdahl was elected Vice President and Chief Financial Officer of the Company in March 1997 and a Director of the Company in June 1997. Prior to joining the Company and continuing to the present, Mr. Erdahl has served on the boards of several companies since prior to 1992, including Hecla Mining Company, Canyon Resources Corporation, Uranium Resources, Inc. and Original Sixteen to One Mine, Inc. and as a trustee for John Hancock Mutual Fund.

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

In October 1995, a purported derivative action was filed in the Court of Chancery of Delaware on behalf of a purported stockholder of the Company titled Harbor Finance Partners v. Allen Born, et al. and v. Amax Gold Inc., as nominal
-------------------------------------------------------------------------------
defendant, C.A. No. 14637, with respect to the proposed Kubaka transaction.  The
---------
complaint alleged that the individual defendants breached their fiduciary duty in connection with the Kubaka transaction. In connection with the settlement of this action in June 1997, the number of shares of Common Stock issued by the Company in connection with the Kubaka transaction was reduced by approximately 600,000. The settlement was recently approved by the Delaware Court of Chancery.

Litigation was filed in United States District Court for the District of South Carolina, Rock Hill Division, litigation filed by Kershaw Gold Company, Inc., Piedmont Mining Company's subsidiary that owns 37.5 percent of the Haile project, against the Company alleging that the Company tortiously interfered with the performance by its subsidiaries, Lancaster Mining Company Inc. and Haile Mining Company, of their obligations under certain agreements. Kershaw alleged that, among other things, Amax Gold caused Lancaster to fail to complete the exploration expenditures authorized in the 1994 venture budget and initiated attempts to sell its interest in the Haile property without informing Kershaw. The Company was awarded judgment notwithstanding the $9 million jury verdict in the case. The plaintiff has appealed the decision to the U.S. Court of Appeals for the Fourth Circuit.

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

Pursuant to certain agreements among Piedmont, Kershaw and the Company, Piedmont and Kershaw indemnified the Company from all environmental and other liabilities arising from Piedmont's operations or other conditions existing on the Haile property prior to July 1, 1992. Following Piedmont's and Kershaw's continued refusal to pay environmental costs that the Company believed were covered by the indemnity, the Company submitted to arbitration its claim for $1.4 million, the amount of such costs incurred through August 1995. The Company prevailed in this matter and the $1.4 million arbitration award, including accrued interest, has been received. In November 1997, the Company submitted to arbitration its claim for $1.7 million, the amount of environmental costs from August 1995 through October 1997 which the Company believes are covered by the indemnity and cash contributions to property maintenance and operations which the Company has made on behalf of Kershaw.

In September 1996, Joseph and Mark Munkhoff and Katherine Munkhoff Brake (the "Munkhoffs") initiated arbitration against Amax, Amax Exploration Inc. and Lassen Gold Mining Inc. seeking damages in connection with the calculation and payment of a royalty payable to the Munkhoffs under a mining lease. Their leased claims cover approximately 75% of the production from the Hayden Hill Mine. The Munkhoffs allege that their royalty on all or part of the production should have been calculated at a 5% rate rather than at the 2% rate utilized in royalty calculations by Lassen, and that they are entitled to a royalty on the proceeds of hedging activities. The Munkhoffs have not specified the amount of damages they seek. The Company has denied the Munkhoffs' claims and does not believe this matter will have a material adverse effect on the Company's financial condition or results of operations.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Amax Gold Inc.'s Common Stock is listed on the New York Stock Exchange (AU) and The Toronto Stock Exchange (AXG); the $3.75 Series B Convertible Preferred Stock is listed on the New York Stock Exchange (AUPrB). Stockholders of record as of February 9, 1998: Common Stock, 7,757, Preferred Stock 76.

The following table sets forth for the periods indicated the high and the low sale prices per share of the Company's Common Stock and $3.75 Series B Convertible Preferred Stock as reported on the New York Stock Exchange Composite Tape and the dividends paid on such stock.

                      Stock Prices and Dividends Per Share

                                        Series B Convertible
                Common Stock              Preferred Stock
             -------------------   -----------------------------
Quarter        High       Low       High       Low     Dividends
----------------------------------------------------------------

1997
----------
First        $  7 7/8   $  5 7/8   $56 3/8   $51 1/2      $.9375
Second          6 7/8      5 5/8        54    51 1/4       .9375
Third         6 15/16     5 9/16    54 3/4    51 1/2       .9375
Fourth          6 7/8    1 15/16    55 1/2    34           .9375

1996
----------
First        $  9 5/8   $  6 3/8   $66 5/8   $54 3/8      $.9375
Second          7 1/8      5 3/8    57 3/8    51 1/8       .9375
Third           6 5/8      5 1/4    53 3/4    49 3/4       .9375
Fourth          6 5/8      5 1/4    54 3/     50           .9375

                        ITEM 6.  SELECTED FINANCIAL DATA
                        AMAX GOLD INC. AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA
              (IN MILLIONS EXCEPT PER SHARE AMOUNTS, PERCENTAGES,
               PRODUCTION AND SALES OUNCES AND AMOUNTS PER OUNCE)
                            YEAR ENDED DECEMBER 31,



                                                     1997        1996        1995        1994       1993
------------------------------------------------------------------------------------------------------------
FOR THE YEAR:
 Revenues                                         $  259.5    $  108.2    $   96.6    $   94.6    $   81.9
 Earnings (loss) from operations/(1)(2)(3)/            1.9       (42.9)      (19.7)      (39.5)     (116.0)
 Loss before cumulative effect of
  accounting changes, net/(1)(2)(3)/                 (37.9)      (39.2)      (26.4)      (38.6)      (89.0)
 Net loss/(1)(2)(3)(4)/                              (33.4)      (39.2)      (26.4)      (31.1)     (104.2)
 Per common share:
  Loss before cumulative effect
   of accounting changes/(1)(2)(3)(4)/                (.41)       (.48)       (.38)       (.51)      (1.14)
  Net basic and diluted loss/(1)(2)(3)(4)/            (.37)       (.48)       (.38)       (.42)      (1.34)
 Weighted average common shares outstanding          108.2        96.9        86.5        79.3        77.8
 Capital and cash acquisition expenditures            30.8       187.7       206.2        23.0        23.4
 Cash dividends to common stockholders                   -           -           -           -         2.0
 Dividends declared per common share                     -           -           -           -         .08
 Cash dividends to preferred stockholders              6.9         6.9         6.9         1.8           -
 Dividends declared per preferred share/(5)/          3.75        3.75        3.75       .9791           -
AT YEAR-END:
 Current assets                                      129.7        60.7        67.1        77.1        37.9
 Total assets                                        870.6       762.2       613.0       407.6       381.0
 Current liabilities                                 226.0       212.3        42.8        45.6        37.6
 Long-term debt                                      345.7       272.6       238.2        83.2       111.8
 Note payable to parent                                  -           -         5.0           -        24.7
 Shareholders' equity                                273.8       259.4       298.2       249.9       173.3
 Working capital (deficit)                           (96.3)     (151.6)       24.3        31.5         0.3
 Book value per common share                          1.71        1.77        2.43        2.04        2.22
 Long-term debt to total capitalization                 56%         51%         44%         25%         39%
KEY OPERATING FACTORS FOR THE YEAR:
 Total ounces of gold produced                     729,831     268,331     238,255     240,885     210,880
 Total ounces of gold sold                         720,889     262,975     238,094     235,664     209,290
 Average realized price per ounce sold            $    360    $    412    $    406    $    401    $    392
 Average cost per ounce produced/(6)/:
  Total cash costs/(7)/                           $    198    $    255    $    313    $    329    $    375
  Reclamation costs                                     10          16          13          11          13
  Depreciation, depletion and amortization             123         110          91         105         122
------------------------------------------------------------------------------------------------------------

   Total production costs per ounce               $    331    $    381    $    417    $    445    $    510
 ------------------------------------------------------------------------------------------------------------

/(1)/ During the first quarter of 1997, Amax Gold elected to change its method of accounting for inventory from the last-in, first-out (LIFO) method to a three-month rolling average method. In accordance with generally accepted accounting principles when changing from the LIFO method, prior years' results have been restated to reflect the effect of this change in policy. The effect of this restatement on the years ended December 31, 1996 and 1995 was to increase the previously reported net loss by $5.0 million and $2.5 million, or $.06 and $.02 per share, respectively. The effect of this restatement on the year ended December 31, 1994 was to decrease the previously reported net loss by $4.4 million or $.06 per share. Additionally, as of January 1, 1997, the Company changed its accounting policy to include depreciation and depletion in inventory, which has the effect of recording depreciation and depletion expense in the statement of operations as gold is sold rather than as it is produced. The cumulative effect of this accounting change is a $4.5 million reduction of the net loss as of January 1, 1997.
/(2)/ In the fourth quarter of 1996, the Company recorded a $35.5 million pre-tax write-down of the Guanaco mine and an unrelated $10 million deferred tax benefit. These special items increased the net loss by $25.5 million, or $.26 per share. In 1994, the Company recorded an $18.6 million pre-tax ($14.4 million after-tax) write-down of the Hayden Hill mill to its estimated salvage value and a $2.5 million pre-tax ($2.1 million after-tax) write-down of other assets that increased the net loss by $16.5 million, or $.21 per common share. In 1993, the Company recognized a $64.1 million pre-tax ($41.9 million after-tax) write-down of Hayden Hill and a $23.6 million pre-tax ($15.6 million after-tax) write-down of Sleeper, which increased the 1993 net loss by $57.5 million, or $.74 per common share.
/(3)/ Effective January 1, 1994, the Company changed its method of accounting for the cost of ore loaded on heap leach pads to record such costs as work-in-process inventory. The 1994 net loss is reduced by a $7.5 million, or $.09 per common share, after-tax benefit relating to the cumulative effect of this accounting change. Effective January 1, 1993, Amax Gold changed its exploration accounting policy such that prior period exploration expenses would no longer be capitalized and restored to earnings when a property became exploitable. The 1993 net loss includes a $13.4 million, or $.17 per common share, after-tax charge relating to the cumulative effect of this accounting change.
/(4)/ The 1993 net loss includes a $1.8 million, or $.03 per common share, after-tax cumulative effect of the January 1, 1993, adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits."
/(5)/ The Company issued 1.8 million preferred shares in August 1994. Preferred share dividends were $1.8 million during the fourth quarter of 1994.
/(6)/   Average costs weighted by ounces of gold produced at each mine.
/(7)/ Effective January 1, 1996, the Company adopted the Gold Production Cost Standard developed by the Gold Institute in order to facilitate comparisons among companies in the gold industry. Cash production costs reported in prior periods have been restated as cash operating costs and total cash costs in accordance with the new standard. Cash operating costs calculated under the new standard include all operating costs (including overhead) at the mine sites, but exclude royalties, production taxes and reclamation. Total cash costs include royalties and production taxes, but exclude reclamation. Total production costs remain unchanged and include reclamation and depreciation, depletion and amortization. Total cash costs in 1996 exclude the impact of the write-down of heap leach inventories at Guanaco.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amax Gold reported a 1997 net loss of $33.4 million, or $.37 per share, on revenue of $259.5 million compared with a 1996 net loss of $39.2 million, or $.48 per share on revenue of $108.2 million and a 1995 net loss of $26.4 million, or $.38 per share on revenue of $96.6 million. The 1997 results included a $4.5 million benefit for a first quarter inventory accounting change while the 1996 results included a $35.5 million write-down of the Guanaco mine and an unrelated $10 million deferred tax benefit. Excluding special items, the 1997 net loss was $37.9 million, or $.41 per share, compared with a 1996 net loss of $13.7 million, or $.21 per share. See Note 5 to the Consolidated Financial Statements for further discussion of the changes in accounting policies during the first quarter of 1997.

The Company's operating income improved to $1.9 million for 1997 compared with 1996 and 1995 operating losses of $7.4 million and $19.7 million, respectively, excluding special items and the Guanaco write-down. The improved operating results were attributed to lower cash costs and higher production, partially offset by significantly lower gold prices.

Revenue increased to $259.5 million in 1997 compared with $108.2 million in 1996 and $96.6 million in 1995. The improvement is a result of significantly higher gold sales of 720,889 ounces in 1997 due to the commencement of commercial production at Fort Knox and Kubaka and a full year of production at Refugio, offset by the closure of the Sleeper mine. Gold sales were 262,975 ounces in 1996 and 238,094 ounces in 1995. The increased sales volume was partially offset by a lower 1997 average realized price of $360 per ounce compared with $412 per ounce for 1996 and $406 per ounce for 1995. These realized prices compare with average spot gold prices of $331 per ounce in 1997, $388 per ounce in 1996 and $384 per ounce in 1995. Amax Gold's average realized price exceeded the average spot price in each year due to the positive impact of hedging activities.

Gold production was a record 729,831 ounces, compared with 268,331 ounces in 1996 and 238,255 ounces in 1995. Fort Knox, Kubaka and Refugio contributed a total of 524,035 ounces, or more than 70 percent of 1997 production. For 1998, these three mines are expected to contribute more than 90 percent of the Company's total production as Hayden Hill and Guanaco complete operations. Fort Knox and Kubaka have outperformed expectations throughout 1997 as mill throughput at both mines was higher than plan for the year, resulting in higher than anticipated production. Commercial production was achieved at Fort Knox on March 1, 1997, resulting in 320,522 ounces of production during 1997. At Kubaka, commercial production commenced on June 1, 1997, and 129,970 ounces were produced for Amax Gold's account during 1997. Operations at Refugio were hampered by the abnormally severe winter weather in mid-1997, which resulted in the suspension of crushing operations for nearly three months. The Company's 50 percent share of 1997 production at Refugio was 73,543 ounces compared with 30,612 ounces for 1996, when commercial production commenced on October 1, 1996. Production at Refugio is expected to improve during the first quarter of 1998 as the weather related problems and other operational inefficiencies are addressed. Mining was completed at Guanaco during July 1997, which resulted in the decrease in production to 93,594 ounces in 1997 compared with 96,018 ounces in 1996. Production at Guanaco will decline substantially during 1998 as residual leaching continues. Hayden Hill produced a record 112,202 ounces during 1997, an eight percent increase over 1996 production of 103,502 ounces due to higher ore grades, crusher throughput and recovery rate. Hayden Hill completed mining in December 1997 and production is expected to decline substantially during 1998 as residual leaching commences. Production in 1996 was 13 percent higher than 1995 due to the addition of Refugio during the fourth quarter of 1996. During 1998, consolidated production is expected to be more than 750,000 ounces as Fort Knox and Kubaka will have a full year of production.

The Company's cost of sales as a percentage of revenue declined to 61 percent in 1997 compared with 68 percent in 1996 and 84 percent in 1995, reflecting significantly lower average total cash costs. Consolidated total cash costs fell by 22 percent to $198 per ounce for 1997 from $255 per ounce in 1996 and $313 per ounce in 1995. Fort Knox's cash costs of $170 per ounce for 1997 were lower than expected as crusher and mill throughput and ore grade were higher than anticipated. As a result of higher mill throughput, Kubaka's 1997 cash costs of $175 per ounce were also lower than anticipated. Refugio's 1997 cash costs of $341 per ounce, compared with $242 per ounce for 1996, were higher primarily due to the adverse impact of the abnormal winter weather, partially offset by a $1.4 million insurance payment received relating to business interruption caused by the severe winter weather. Cash costs at Refugio are expected to improve significantly during 1998. Cash costs continued to decline at Guanaco during 1997 to $229 per ounce compared with $290 per ounce in 1996 and $375 per ounce in 1995 due to improved crusher throughput and reduced spending. Cash costs at Hayden Hill improved to $186 per ounce in 1997 compared to $229 per ounce and $253 per ounce in 1996 and 1995, respectively. Higher ore grades at Hayden Hill, which resulted in increased production, were the main factor in the improved cash costs. Cash costs at both Guanaco and Hayden Hill are expected to increase during 1998 when production declines as operations are scaled back in preparation for the mines' closure. Consolidated average total cash costs for 1998 are anticipated to be similar to 1997 cash costs.

Depreciation and depletion nearly tripled to $88.4 million in 1997 compared with 1996, primarily as a result of increased production and sales. Additionally, the Company's consolidated depreciation and depletion rate increased to $123 per ounce in 1997 compared with $110 per ounce in 1996 due to the higher Fort Knox rate of $169 per ounce. At year-end 1997, approximately 450,000 contained ounces were added to the Fort Knox reserves, which will reduce the 1998
depreciation and depletion rate at the mine by about $20 per ounce.   Lowering
the gold price used to calculate ore reserves from $400 per ounce at December 31, 1996, to $375 per ounce at December 31, 1997, did not have a significant impact on Kubaka or Refugio reserves, however, higher than anticipated 1997 and future capital spending will result in increased 1998 depreciation and depletion rates at both mines. The consolidated depreciation and depletion rate for Amax Gold is not expected to change significantly during 1998.

General and administrative expenses decreased by 23 percent to $6.4 million in 1997 compared with $8.3 million in 1996. The decline was mainly attributed to the management fee the Company earns for operating the Kubaka project which is recorded as an offset to general and administrative expenses.

Expanded exploration activities during 1997 resulted in higher exploration expense of $5.5 million compared with $3.5 million in 1996. Spending at the Company's three new mines as well as exploration drilling on the subsequently abandoned Long Valley Project in California were the main factors causing the increase. During 1998, the Company expects to reduce its exploration costs to about $4 million due to lower gold prices.

Interest expense in 1997 was $42.5 million compared with $29.7 million in 1996. The increase was attributed to higher average debt balances, which were necessary to complete the Company's capital spending on construction projects. Capitalized interest declined to $4.2 million in 1997 from $22.8 million in 1996, as the Fort Knox project was completed during the first quarter of 1997. Interest income of $1.9 million in 1997 was slightly higher than 1996 and primarily relates to interest received on a loan to the Company's Refugio joint venture partner.

Other expense of $3.0 million was $2.0 million higher than 1996 due to the absence of a $1.4 million arbitration award received during 1996 as well as higher legal fees, as the Haile tortious interference case was tried during August 1997.

LIQUIDITY AND CAPITAL RESOURCES

Amax Gold's 1997 operating cash flow of $68.0 million was about four times higher than 1996 and more than 25 times higher than 1995 operating cash flow as a result of lower cash costs and higher production. Due to the low gold prices, the Company has tightened its spending in all areas in order to preserve cash. Working capital was negative for the 1997 and 1996 year ends due in part to the classification of the amount due under the Cyprus Amax demand loan facility as a current liability. Additionally, current maturities of long-term debt also contributed to the negative working capital and the Company is currently considering restructuring opportunities.

Capital expenditures declined to $30.8 million in 1997 from $187.7 million in 1996 due to the completion of the Fort Knox project during the first quarter of 1997. Capital spending at Fort Knox, excluding capitalized interest, was approximately $14 million in 1997 compared with $173 million in 1996, for a total project cost of about $345 million, which excludes $28 million in capitalized interest. The Kubaka acquisition was completed in May 1997, and capital spending following the purchase, excluding capitalized interest, was about $12 million. At Refugio, capital spending, excluding capitalized interest, totaled about $5 million in 1997 compared with $12 million in 1996. Most of the capital spent at Refugio during 1997 relates to operational inefficiencies that are being addressed and are expected to be remedied in the first part of 1998. Capital spending is expected to further decline during 1998 as only sustaining capital projects will be completed in order to preserve cash.

Net financing activities for 1997 used $24.6 million in cash as a result of loan repayments. In May 1997, the Company completed a $71 million tax-exempt industrial revenue bond financing for the solid waste disposal facility at the Fort Knox mine. Proceeds were used to repay amounts borrowed to complete construction of the Fort Knox mine under the Cyprus Amax demand loan facility.
A total of $49.5 million was borrowed and $106.2 million was repaid on the demand loan facility during 1997, resulting in an outstanding balance of $73.3 million at December 31, 1997. The Company currently has available approximately $70 million under the Cyprus Amax demand loan facility. During December 1997, the Company refinanced its $34 million portion of the Refugio gold loan with approximately $28 million borrowed under a new $40 million credit facility. The decline in gold prices since the gold was borrowed in early 1995 resulted in a gain of approximately $6 million, which will be amortized, net of approximately $2 million in deferred financing costs, over the four remaining years of the original loan life. In connection with the refinancing, the Company also received repayment of $10 million from the other 50 percent owner of Refugio. This amount, together with $10 million of the remaining proceeds from the new facility, was lent to the 50 percent owned Company that operates the Kubaka mine to fund debt service and working capital requirements. Scheduled 1997 Fort Knox debt repayments of approximately $30.8 million and a Refugio gold loan repayment of $4.3 million were made with 1997 cash flow from operations.

During 1998, Amax Gold's capital spending is expected to be approximately $15 million. With this lower capital spending and the anticipated higher production and lower cash costs, the Company expects to generate sufficient funds for general corporate purposes, capital expenditures and interest payments. However, assuming the price of gold remains at current levels, the Company anticipates borrowing additional amounts under the Cyprus Amax demand loan facility for a portion of its 1998 debt service. The Company is currently considering other opportunities to restructure its debt and capital.

The Company is participating in a Year 2000 Program established by Cyprus Amax to oversee and coordinate Year 2000 conversion. The program includes involvement from site and corporate personnel and communication with customers, suppliers and financial institutions to address Year 2000 compliance. Projects are underway to identify, evaluate and implement Year 2000 compliance solutions. The total cost of Year 2000 projects for the Company is not expected to be material and all critical applications are anticipated to be compliant by the end of 1999.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such forward-looking statements include statements regarding expected dates for gold sales, reserve additions, return to full production at Refugio, projected quantities of future gold production, estimated reserves and recovery rates, anticipated production rates, costs and expenditures, prices realized by the Company and expected to be realized, expected future cash flows, anticipated financing needs, growth plans and sources of financing and repayment alternatives and possible business combinations. Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile price of gold, the political and economic risks associated with foreign operations, cost overruns, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits and approvals, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, environmental risks, the results of financing efforts and financial market conditions and other risk factors detailed in the Company's Securities and Exchange Commission filings. Refer to the Risk Factors on pages 7 to 13 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (No. 333-22598) as filed with the Securities and Exchange Commission on March 26, 1997, for a more detailed discussion of risks. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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



Leland O. Erdahl
Vice President and Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Amax Gold Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Amax Gold Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for inventory in 1997.



Price Waterhouse LLP


Denver, Colorado

February 9, 1998

                        AMAX GOLD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            Year-ended December 31,
                     (In millions except per share amounts)


                                                  1997       1996       1995
-------------------------------------------------------------------------------

Revenues                                         $259.5     $108.2     $ 96.6
Costs and operating expenses:
 Cost of sales                                    157.3       74.0       80.8
 Depreciation and depletion                        88.4       29.8       21.5
 Asset write-downs                                    -       35.5          -
 General and administrative                         6.4        8.3        8.1
 Exploration                                        5.5        3.5        5.9
-------------------------------------------------------------------------------
Total costs and operating expenses                257.6      151.1      116.3
-------------------------------------------------------------------------------
Income (loss) from operations                       1.9      (42.9)     (19.7)
Interest expense                                  (42.5)     (29.7)     (13.3)
Capitalized interest                                4.2       22.8        5.9
Interest income                                     1.9        1.6        3.0
Other                                              (3.0)      (1.0)      (2.3)
-------------------------------------------------------------------------------
Loss before income taxes and cumulative
 effect of accounting change                      (37.5)     (49.2)     (26.4)
Income tax benefit (expense)                       (0.4)      10.0          -
-------------------------------------------------------------------------------
Loss before cumulative effect of
 accounting change                                (37.9)     (39.2)     (26.4)
Cumulative effect of accounting change              4.5          -          -
-------------------------------------------------------------------------------
Net loss                                          (33.4)     (39.2)     (26.4)
Preferred stock dividends                          (6.9)      (6.9)      (6.9)
-------------------------------------------------------------------------------
Loss attributable to common shares               $(40.3)    $(46.1)    $(33.3)
-------------------------------------------------------------------------------

Per common share:
 Loss before cumulative effect of
  accounting change                              $ (.41)    $ (.48)    $ (.38)
 Cumulative effect of accounting change             .04          -          -
-------------------------------------------------------------------------------
Net basic and diluted loss                       $ (.37)    $ (.48)    $ (.38)
-------------------------------------------------------------------------------

Weighted average common shares outstanding        108.2       96.9       86.5
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

                        AMAX GOLD INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  December 31,
                       (In millions except share amounts)

                                                                1997       1996
--------------------------------------------------------------------------------

ASSETS
Cash and equivalents                                          $  16.0     $ 11.1
Restricted cash                                                   3.5          -
Inventories                                                      57.1       28.5
Receivables                                                      32.9        3.2
Other                                                            20.2       17.9
--------------------------------------------------------------------------------

  Current assets                                                129.7       60.7

Property, plant and equipment, net                              723.3      667.1
Other                                                            17.6       34.4
--------------------------------------------------------------------------------

  Total assets                                                $ 870.6     $762.2
--------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Cyprus Amax demand loan                                       $  73.3     $130.0
Current maturities of long-term debt                             81.4       39.3
Accounts payable, trade                                          24.2       14.7
Accrued and other current liabilities                            39.1       23.8
Reclamation reserve, current portion                              8.0        4.5
--------------------------------------------------------------------------------
  Current liabilities                                           226.0      212.3

Long-term debt                                                  345.7      272.6
Reclamation reserve, non-current portion                         13.8       11.2
Other                                                            11.3        6.7
--------------------------------------------------------------------------------
  Total liabilities                                             596.8      502.8

Commitments and contingencies (Notes 8 and 14)                      -          -

Shareholders' equity:
 Preferred stock, par value $1.00 per share, authorized
  10,000,000 shares, 2,000,000 shares designated as
  $2.25 Series A Convertible Preferred Stock,
  no shares issued and outstanding; and 1,840,000 shares
  designated as $3.75 Series B Convertible Preferred
  Stock, issued and outstanding 1,840,000 shares                  1.8        1.8
 Common Stock, par value $.01 per share, authorized
  200,000,000 shares, issued and outstanding 114,850,103
  shares in 1997 and 99,308,979 shares in 1996                    1.1        1.0
 Paid-in capital                                                408.6      355.7
 Accumulated deficit                                           (130.8)     (90.5)
 Unearned equity - financing costs                               (6.9)      (8.6)
--------------------------------------------------------------------------------
  Total shareholders' equity                                    273.8      259.4
--------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                  $ 870.6     $762.2
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

                        AMAX GOLD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            Year-ended December 31,
                                 (In millions)

                                                                              1997       1996       1995
------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
 Net loss                                                                   $ (33.4)   $ (39.2)   $ (26.4)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and depletion                                                  88.4       29.8       21.5
   Asset write-downs                                                              -       35.5          -
   Increase (decrease) in reclamation reserve                                   6.1       (0.2)       2.8
   Cumulative effect of accounting change                                      (4.5)         -          -
   Non-cash interest*                                                             -        5.2          -
   Amortization of financing costs*                                             5.8        4.0        2.2
   Decrease in deferred taxes                                                   0.4      (10.0)         -
   Deferred hedging costs                                                       9.8        0.5       (3.2)
   Other, net                                                                   6.4        0.5        0.8
 Decrease (increase) in working capital, net of businesses acquired:
   Receivables                                                                 (8.5)      (0.5)       0.2
   Accrued and other current liabilities                                       10.3       (0.1)      (2.0)
   Inventories                                                                  5.9       (8.5)       4.5
   Other assets                                                                 5.7       (0.7)      (0.5)
   Accounts payable, trade                                                    (24.4)       0.2        2.7
------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                            68.0       16.5        2.6
------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
 Capital expenditures                                                         (30.8)    (187.7)    (206.2)
 Net loans to/from joint venture partners                                         -       (2.0)      (8.8)
 Capitalized interest                                                          (4.2)     (22.8)      (5.9)
 Increase in restricted cash                                                   (3.5)         -          -
 Other                                                                            -          -        1.5
------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         (38.5)    (212.5)    (219.4)
------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
 Proceeds from financings                                                     111.0       74.3      242.5
 Repayments of financings                                                     (75.3)      (8.1)    (104.0)
 Issuance of Common Stock to Cyprus Amax*                                         -          -       80.8
 Advances from Cyprus Amax                                                     49.5      130.0        5.0
 Repayments to Cyprus Amax                                                   (106.2)      (5.0)         -
 Cash acquired in connection with purchase of Kubaka investment                 7.0          -          -
 Deferred financing costs                                                      (3.7)      (2.8)     (11.7)
 Preferred dividends paid                                                      (6.9)      (6.9)      (6.9)
------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     (24.6)     181.5      205.7
------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                                 4.9      (14.5)     (11.1)
Cash and equivalents at January 1                                              11.1       25.6       36.7
------------------------------------------------------------------------------------------------------------
Cash and equivalents at December 31                                         $  16.0    $  11.1    $  25.6
------------------------------------------------------------------------------------------------------------
Non-cash Transaction:
Issuance of Common Stock for purchase of Kubaka, net of cash acquired:
  Working capital, other than cash                                          $ (10.3)   $     -    $     -
  Property, plant and equipment                                              (114.2)         -          -
  Debt                                                                         79.5          -          -
------------------------------------------------------------------------------------------------------------
                                                                           $  (45.0)   $     -    $     -
------------------------------------------------------------------------------------------------------------

*During the fourth quarter of 1996, the Company issued $15.2 million in stock to Cyprus Amax in payment of $5.2 million in interest and a $10 million guaranty and financing fee. The guaranty and financing fee was recorded as unearned equity and $3.1 million has been amortized through December 31, 1997.

Cash paid for interest (including interest capitalized) was $35.0 million, $17.9 million and $9.2 million in 1997, 1996 and 1995, respectively. There were no income taxes paid during 1997, 1996 or 1995.

The accompanying notes are an integral part of these statements.

                        AMAX GOLD INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (In millions)


                                     Preferred Stock    Common Stock     Paid-In  Accumulated  Unearned
                                     ---------------   ---------------
                                     Shares   Amount   Shares   Amount   Capital    Deficit     Equity
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 1994            1.8     $1.8     81.3     $0.8    $258.4    $ (11.1)     $    -
Net loss                                  -        -        -        -         -      (26.4)          -
Issuance of common shares:
 Employee and director plans              -        -      0.1        -       0.7          -           -
 Repayment of Cyprus Amax debt,
  including interest                      -        -     15.0      0.2      80.7          -           -
Preferred stock dividends                 -        -        -        -         -       (6.9)          -
-----------------------------------------------------------------------------------------------------------

Balance at December 31, 1995            1.8      1.8     96.4      1.0     339.8      (44.4)          -
Net loss                                  -        -        -        -         -      (39.2)          -
Issuance of common shares:
 Employee and director plans              -        -      0.1        -       0.7          -           -
 Repayment of fees and
  interest to Cyprus Amax                 -        -      2.8        -      15.2          -       (10.0)
Amortization of financing costs           -        -        -        -         -          -         1.4
Preferred stock dividends                 -        -        -        -         -       (6.9)          -
-----------------------------------------------------------------------------------------------------------

Balance at December 31, 1996            1.8      1.8     99.3      1.0     355.7      (90.5)       (8.6)
Net loss                                  -        -        -        -         -      (33.4)          -
Issuance of common shares:
 Employee and director plans              -        -      0.2        -       1.0          -           -
 Kubaka acquisition                       -        -     15.4      0.1      51.9          -           -
Amortization of financing costs           -        -        -        -         -          -         1.7
Preferred stock dividends                 -        -        -        -         -       (6.9)          -
-----------------------------------------------------------------------------------------------------------

Balance at December 31, 1997            1.8     $1.8    114.9     $1.1    $408.6    $(130.8)     $ (6.9)
-----------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)

1. NATURE OF OPERATIONS

Amax Gold Inc. and its subsidiaries (Amax Gold or the Company) are engaged in the mining and processing of gold and silver ore and the exploration for, and acquisition of, gold-bearing properties, principally in the Americas, Russia, Australia and Africa. The Company's primary products are gold and silver produced in the form of dore and then shipped to refiners for final processing. The Company is currently 58.8 percent owned by Cyprus Amax Minerals Company (Cyprus Amax).

The Company produces gold and silver using both the traditional milling process and heap leaching. All of the Company's operating properties are open pit mines. The Company's operating properties consist of a 100 percent interest in the Fort Knox mine near Fairbanks, Alaska; a 50 percent interest in the Kubaka mine in the Russian Federation; and a 50 percent interest in the Refugio mine in Chile. The Company also owns a 100 percent interest in the Hayden Hill mine in Lassen County, California; and a 90 percent interest in the Guanaco mine in Chile. Mining was completed at Hayden Hill and Guanaco during 1997 and residual leaching will continue during 1998 at both mines. In addition, the Company owns a 62.5 percent venture interest in the Haile property in Lancaster County, South Carolina. The Company also owns the Sleeper mine in Humboldt County, Nevada, and the Wind Mountain mine in Washoe County, Nevada, which are in reclamation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Amax Gold and the related entities that it controls. Investments in companies over which the Company can exercise significant influence but not control are accounted for using the equity method. Investments in joint ventures are accounted for using proportionate consolidation, consistent with accepted mining industry practice. All material intercompany balances and transactions have been eliminated. Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

EARNINGS PER SHARE

Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", was issued in February 1997. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. For the year ended December 31, 1997, basic and diluted earnings per share were the same as primary earnings per share. Outstanding Company stock options were not considered in the diluted earnings per share calculation as these were antidilutive.

CASH AND EQUIVALENTS

Cash and equivalents include cash and highly liquid investments with an original maturity of three months or less. The Company invests cash in time deposits maintained in high credit quality financial institutions.

INVENTORIES

Gold inventory is valued at the lower of aggregate cost, computed using a three-month rolling average method, or market. See Note 5 for discussion of the change in inventory accounting method during 1997. Materials and supplies are valued at average cost less reserves for obsolescence.

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

Amax Gold follows Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. The impairment is measured based on an estimate of future discounted cash flows. See Note 6 for discussion of the write-down of the Guanaco mine recorded in the fourth quarter of 1996 in accordance with SFAS No. 121.

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

FOREIGN CURRENCY TRANSLATION

The U.S. dollar is the functional currency of all of the Company's foreign subsidiaries. The financial statements of foreign subsidiaries are remeasured in U.S. dollars based on a combination of both current and historical exchange rates; gains and losses due to this remeasurement are reflected in the consolidated statement of operations. For the year ended December 31, 1997, translation losses were $1.0 million while for the years ended December 31, 1996 and 1995, translation losses were insignificant.

DERIVATIVE CONTRACTS

Forward sale and purchase contracts, generally on a spot deferred basis, put and call option contracts and compound options are entered into to manage the effect of price changes on the Company's precious metals that are produced and sold. Premiums paid for purchased options and premiums earned on sold options are deferred and recognized in income over the term of the related option. The results of gold hedging activities are included in revenues at the time the hedged production is sold. Silver hedging results are reflected as a by-product credit. Gains and losses on derivative contracts that do not qualify as hedges are recognized currently.

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

STOCK-BASED COMPENSATION

Amax Gold adopted SFAS No. 123 "Accounting for Stock-Based Compensation," in 1996 and has elected to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 12 for further discussion of net income and earnings per share as if the fair value based method of accounting as defined in SFAS No. 123 had been applied.

RECLAMATION

Reclamation, site restoration and closure costs for each producing mine are estimated based primarily on environmental and regulatory requirements and are accrued over the expected life of each mine using the units-of-production method. Ongoing environmental and reclamation expenditures are expensed as incurred.

INCOME TAXES

Income taxes are calculated in accordance with the provisions set forth in SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are determined using an asset and liability approach. This method gives consideration to the future tax consequences associated with differences between the financial accounting and tax basis of assets and liabilities and gives immediate effect to changes in income tax laws. The income statement effect is derived from current taxes payable and changes in deferred income taxes on the balance sheet.

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

3.  TRANSACTIONS WITH AFFILIATES

As of December 31, 1997, Cyprus Amax owned approximately 68 million Common Shares, or approximately 58.8 percent, of the Company's outstanding Common Stock. As discussed below, the increase in Cyprus Amax's ownership resulted from various financial transactions with Cyprus Amax. See also Note 6 for discussions related to the Kubaka acquisition agreement.

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


FINANCING ARRANGEMENTS

During December 1997, the Company completed a $40 million credit facility which was used to refinance the existing Refugio gold loan and for working capital and debt service requirements. In May 1997, the Company completed a $71 million tax-exempt industrial revenue bond financing for the solid waste disposal facility at the Fort Knox mine. Cyprus Amax has guaranteed both loans and the Company pays a 1.75 percent interest differential to Cyprus Amax as a guaranty fee on the industrial revenue bond and a 0.75 percent interest differential on the Refugio loan. The Company has also agreed to reimburse Cyprus Amax for any payments made under the guaranties. Additionally, the Company agreed not to borrow $40 million under an existing convertible line of credit with Cyprus Amax as part of the Refugio refinancing. See Note 7 for further discussion of the terms of each loan.

Pursuant to a financing arrangement with Cyprus Amax, approved by the Company's shareholders in September 1996, Cyprus Amax has guaranteed the Company's $250 million Fort Knox loan until economic completion of the Company's Fort Knox mine and has provided the Company with a $250 million demand loan facility, in exchange for which the Company (i) paid Cyprus Amax a financing and guaranty fee of $10 million, (ii) pays Cyprus Amax 1.75 percent annually on amounts outstanding under the Fort Knox loan, (iii) would reimburse Cyprus Amax for any payments made or costs incurred under the Cyprus Amax guaranty, (iv) agreed to make no additional borrowing under the $100 million convertible line of credit without the prior consent of Cyprus Amax, and (v) granted Cyprus Amax a first priority security interest in the collateral for the Fort Knox loan, and if requested, would grant security interests in certain additional assets to the extent available. All of these obligations to Cyprus Amax are payable in cash or, at the election of Cyprus Amax, in shares of Common Stock, valued at the time of issuance of the shares.

On November 1, 1996, Cyprus Amax elected to receive payment in shares of Common Stock of an aggregate of $15.2 million for all accrued interest on the demand loan and interest differential payments due through October 31, 1996, as well as the $10 million financing and guaranty fee. On November 12, 1996, the Company issued 2.8 million shares of Common Stock to Cyprus Amax as payment for such obligations. As of December 31, 1997 and 1996, the Company had borrowed $73.3 million and $130 million under the demand loan at average rates of 8.1 percent. Interest and interest differential expense accrued as of December 31, 1997 and 1996 totaled $7.1 million and $2.3 million, respectively. Funding is provided solely at the discretion of Cyprus Amax and as of December 31, 1997 the Company had approximately $70 million available under the demand loan. The Company anticipates borrowing a portion of its scheduled 1998 debt service from Cyprus Amax under the demand loan. The $10 million guaranty and financing fee was recorded as unearned equity and is being amortized over the expected period of the demand loan and Cyprus Amax guaranty. Through December 31, 1997, $3.1 million had been amortized.

In April 1994, Cyprus Amax provided the Company with a $100 million convertible line of credit. Outstanding amounts under the credit line bear interest at LIBOR plus 0.3 percent and may be repaid through the issuance of up to two million shares of $2.25 Series A Convertible Preferred Stock. Amax Gold may redeem the Convertible Preferred Stock by issuing up to 12,099,213 shares of Common Stock at a maximum price of $8.265 per share and a minimum price of $5.854 per share. Cyprus Amax may convert the line of credit, any outstanding indebtedness and/or Convertible Preferred Stock to 12,099,213 shares of Amax Gold Common Stock valued at $8.265 per share. No amounts were outstanding under this credit line as of December 31, 1997 or 1996.

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

An agreement in principle to monetize a portion of the Company's foreign tax net operating losses was entered into with Cyprus Amax in February 1998. In connection with the proposed transaction, the Company is expected to record a gain of approximately $6.7 million.

The Company has entered into several additional agreements with Cyprus Amax. Under an exploration joint venture agreement the two companies pool efforts to discover and develop new gold properties, with Cyprus Amax providing 75 percent and the Company providing 25 percent of initial funding. Amax Gold was charged $4.2 million, $2.5 million and $3.1 million under this agreement for the years ended December 31, 1997, 1996 and 1995, respectively.

A services agreement governs the provision of and payment for general administrative services between Cyprus Amax and the Company. For the years ended December 31, 1997, 1996 and 1995, insurance, management and other services were supplied to the Company on a full cost reimbursement basis. The Company was charged $4.1 million, $3.4 million and $4.3 million for the years ended December 31, 1997, 1996 and 1995, respectively, for reimbursable costs. As of December 31, 1997 and 1996, the Company had outstanding amounts due to Cyprus Amax of $0.5 million and $0.3 million, respectively, relating to such services. Pursuant to an employee transfer agreement, the Company and Cyprus Amax have amended their respective benefit plans to allow employees to transfer from the Company to Cyprus Amax or from Cyprus Amax to the Company with minimal effect on an employee's benefits.

4.      INCOME TAXES

Income (loss) before income taxes consists of the following:

                                                                   1997       1996       1995
-------------------------------------------------------------------------------------------------

Domestic                                                          $(13.7)    $  3.5     $ (5.5)
Foreign                                                            (19.3)     (52.7)     (20.9)
-------------------------------------------------------------------------------------------------
                                                                  $(33.0)    $(49.2)    $(26.4)
-------------------------------------------------------------------------------------------------

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)



                                                                   1997       1996       1995
-------------------------------------------------------------------------------------------------

The income tax (benefit) expense consists of the following:
                                                                    1997       1996       1995
-------------------------------------------------------------------------------------------------
Current:
 Federal                                                          $    -     $    -     $    -
 State                                                                 -          -          -
 Foreign                                                               -          -          -
-------------------------------------------------------------------------------------------------

Deferred:
 Federal                                                               -          -          -
 State                                                                 -      (10.0)         -
 Foreign                                                             0.4          -          -
-------------------------------------------------------------------------------------------------
                                                                     0.4      (10.0)         -
-------------------------------------------------------------------------------------------------
                                                                  $  0.4     $(10.0)    $    -
-------------------------------------------------------------------------------------------------

The components of deferred tax (assets) liabilities are as follows:

                                                                     1997      1996
-------------------------------------------------------------------------------------------------

Deferred tax assets:
 Reclamation liabilities                                          $ (6.1)   $ (5.8)
 Postretirement benefits                                            (1.0)     (1.5)
 Accrued liabilities                                                (6.6)     (8.7)
 Net operating loss carryforwards                                  (62.4)    (53.4)
 Minimum tax credit carryforwards                                   (5.1)     (2.8)
 Other                                                              (0.4)     (0.3)
-------------------------------------------------------------------------------------------------
Total deferred tax assets                                          (81.6)    (72.5)
Valuation allowance                                                 28.8      18.1
-------------------------------------------------------------------------------------------------
Net deferred tax assets                                            (52.8)    (54.4)
Deferred tax liabilities:
 Properties                                                         53.2      54.4
-------------------------------------------------------------------------------------------------
Net deferred tax liabilities                                      $  0.4    $    -
-------------------------------------------------------------------------------------------------

The following is a reconciliation between the amount determined by applying the federal statutory rate of 34 percent to the loss before taxes and the income tax (benefit) expense:

                                                           1997       1996      1995
-------------------------------------------------------------------------------------------------
Income taxes at statutory rate                         $(11.2)    $(16.7)    $(9.0)
Increases (decreases) resulting from:
 Losses with no expected tax benefit                     13.5       16.7      10.0
 State income taxes, net of federal benefit                 -      (10.0)     (0.2)
 Percentage depletion                                    (2.3)         -      (0.8)
-------------------------------------------------------------------------------------------------
Income tax (benefit) expense                                -      (10.0)        -
-------------------------------------------------------------------------------------------------
State income taxes, net of federal benefit                  -          -         -
Foreign losses with no expected tax benefit               0.4          -         -

                                                       $  0.4     $(10.0)    $   -
-------------------------------------------------------------------------------------------------

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


The valuation allowance increased $11 million in 1997 due to uncertainties of realizing loss carryforwards in the future.

At December 31, 1997, the Company had federal tax net operating loss carryforwards of $119 million and alternative minimum tax net operating loss carryforwards of $83 million expiring in the years 2004 through 2012 and minimum tax credit carryforwards of $5 million, which do not expire. At December 31, 1997, the Company also had Chilean tax net operating loss carryforwards of $105 million, which do not expire.

During 1996, $10 million of state deferred income taxes were reversed due to revised mine economics.

The Company will file certain state income tax returns for 1997 on a combined basis with Cyprus Amax. State tax expense and related liabilities have been determined as if the Company filed separate income tax returns. The Company is not included in the Cyprus Amax federal income tax return.


5.      INVENTORIES


Inventories at December 31, 1997 and 1996, consisted of the following:

                                                            1997     1996
---------------------------------------------------------------------------

Gold:
  Finished goods                                            $23.3    $16.7
  Work-in-process                                             3.6      3.1
Materials and supplies                                       30.2      8.7
---------------------------------------------------------------------------
                                                            $57.1    $28.5
---------------------------------------------------------------------------

During the first quarter of 1997, Amax Gold elected to change its method of accounting for inventory from the last-in, first-out (LIFO) method to a three-month rolling average method. In accordance with generally accepted accounting principles when changing from the LIFO method, prior years' results have been restated to reflect the effect of this change in policy. The effect of this restatement on the years ended December 31, 1996 and 1995 was to increase the previously reported net loss by $5.0 million and $2.5 million, or $.06 and $.02 per share, respectively. The effect on beginning retained earnings as of January 1, 1995 was to increase retained earnings by $4.4 million. Additionally, as of January 1, 1997, the Company changed its accounting policy to include depreciation and depletion in inventory, which has the effect of recording depreciation and depletion expense in the statement of operations as gold is sold rather than as it is produced. The cumulative effect of this accounting change is a $4.5 million reduction of the net loss as of January 1, 1997. On a pro forma basis this change would have reduced the 1996 net loss by $2.3 million. Both accounting changes were made in order to better match current costs with revenues and to conform with prevailing gold industry practice.

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


6.  PROPERTY, PLANT AND EQUIPMENT AND WRITE-DOWNS

The components of property, plant and equipment at December 31, 1997 and 1996, were as follows:

                                                           1997        1996
-----------------------------------------------------------------------------

Mining plant and equipment                               $  698.6    $ 197.5
Mining properties                                           405.9      231.3
Development properties and construction-in-progress          20.4      555.9
------------------------------------------------------------------------------
                                                          1,124.9      984.7
Less accumulated depreciation, depletion
 and write-downs                                           (401.6)    (317.6)
------------------------------------------------------------------------------
                                                         $  723.3    $ 667.1
------------------------------------------------------------------------------

ACQUISITION OF KUBAKA

During May 1997, the Company completed the acquisition of a Cyprus Amax subsidiary that owns 50 percent of Omolon Gold Mining Company (Omolon). Omolon owns and operates the Kubaka gold mine, located in Far East Russia. Kubaka poured its first gold in February 1997 and achieved commercial production effective June 1, 1997. The project was completed at a capital cost of approximately $228 million, excluding about $14 million in capitalized interest. Under terms of the transaction, Cyprus Amax received a total of approximately
15.4 million shares of Amax Gold common stock, increasing Cyprus Amax's ownership of Amax Gold to approximately 58.8 percent. Additional Amax Gold common stock may be issued to Cyprus Amax in the future if more reserves are acquired in Russia outside of the Kubaka concession area.

The Kubaka acquisition has been recorded as a transfer between companies under common control, which requires the transfer of the assets and liabilities acquired at their net book values. Approximately $121.1 million in property, plant and equipment and $10.4 million in net working capital were acquired, offset by the assumption of $79.5 million in debt and the issuance of $52 million in equity. As of December 31, 1997, the Kubaka project was funded through $86 million of equity contributions from the partners, on a pro rata basis to their ownership interests, and borrowings of $147 million. Accounts payable includes approximately $6 million of advances to Omolon by Cyprus Amax for which Amax Gold agreed to reimburse Cyprus Amax under certain circumstances, offset in part by approximately $3 million in accounts receivable, the net amount the Company would expect to receive.

ASSET WRITE-DOWNS

As a result of a detailed study of the continuity of ore, costs and production rates at the Company's Guanaco mine, the Company recorded a $35.5 million pre-tax write-down during the fourth quarter of 1996. Included in the write-down were $9.4 million of heap leach inventories, which were impaired due to lower actual and expected future recovery rates. Mining was completed at Guanaco in July 1997 with residual leaching continuing into 1998.

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


7.   LONG-TERM DEBT


At December 31                                                                               1997     1996
------------------------------------------------------------------------------------------------------------

Fort Knox project financing, 8.2% and 8.1% for 1997 and 1996, due 1998 - 2001              $222.2   $250.0
Kubaka project financing, 8.9% for 1997, due 1998 - 2001                                     58.8        -
Kubaka subordinated debt, 12.0% for 1997, due 1998 - 2000                                     7.0        -
Kubaka working capital line of credit, 12.0% for 1997, due 1998                               7.5        -
Industrial Revenue Bond, 6.3% for 1997, due 2009                                             71.0        -
Credit facility, 7.0% for 1997, due 2002                                                     40.0        -
Refugio gold loan, 5.4% and 6.9% for 1997 and 1996                                              -     38.3
Sale-leaseback, 8.6% and 8.4% for 1997 and 1996, due 1998 - 2004                             20.6     23.6
------------------------------------------------------------------------------------------------------------
                                                                                            427.1    311.9
Less current portion                                                                         81.4     39.3
------------------------------------------------------------------------------------------------------------
                                                                                           $345.7   $272.6
------------------------------------------------------------------------------------------------------------

Scheduled debt maturities as of December 31, 1997, (in millions) were $81.4, $73.2, $74.3, $81.5, $45.7 and $71.0 for the years 1998 through 2002 and thereafter, respectively.

During December 1997, the Company refinanced the remaining $34 million balance of the Refugio gold loan with approximately $28 million borrowed under a new $40 million credit facility. The new credit facility is a five year term loan with a $40 million bullet payment due in December 2002. The loan bears interest at LIBOR plus 1.0 percent. Cyprus Amax has guaranteed this loan and the Company pays 0.75 percent to Cyprus Amax as a guaranty fee. The Company has also agreed to reimburse Cyprus Amax for any payments made under the guaranty. The decline in gold prices since the gold was borrowed under the original Refugio gold loan in early 1995 resulted in a gain of approximately $6 million, which will be amortized, net of approximately $2 million in deferred financing costs, over the four remaining years of the original loan life.

During the second quarter, the Company completed a $71 million tax-exempt industrial revenue bond financing for the solid waste disposal facility at the Fort Knox mine. The 12-year variable rate bonds were issued by the Alaska Industrial Development and Export Authority and are backed by a letter of credit guaranteed by Cyprus Amax. The Company's interest rate on the bonds is currently approximately 4.5 percent and an additional 1.75 percent interest differential is paid to Cyprus Amax as a guaranty fee. Amax Gold has agreed to reimburse Cyprus Amax for any payments made or costs incurred under the guaranty. The Company received proceeds of approximately $66.3 million with the remaining approximately $4.7 million maintained in an interest-bearing escrow account that becomes available to the Company over the next three years as additional funds are spent on the solid waste disposal facility. Through December 31, 1997, approximately $3.5 million remained restricted. The Company expects to fund the solid waste expansion and draw down the remaining amount during 1998. Proceeds were used to repay amounts borrowed under the Cyprus Amax demand loan facility.

In connection with the Kubaka acquisition, the Company assumed approximately $79.5 million in debt. Project financing of $130 million was provided by the European Bank for Reconstruction and Development and the U.S. Overseas Private Investment Corporation while a bank licensed to do business in Russia provided $14 million in subordinated debt and a $15 million working capital line of credit. Approximately $12.4 million of the project financing was repaid during 1997. Interest on the project financing is variable based upon LIBOR and currently is approximately 9 percent with final maturity in December 2001. The subordinated debt and working capital line of credit also have variable interest rates based on LIBOR, which are both currently approximately 12 percent. The

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


subordinated debt does not have a defined term for repayment but will be repaid out of available cash, while the working capital line of credit expires in April 1998. These financings are guaranteed by Cyprus Amax and the Company agreed to reimburse Cyprus Amax under certain circumstances for guaranty payments. As a guaranty fee for the subordinated debt and the working capital line of credit, Cyprus Amax receives a portion of the interest. Omolon also is seeking to arrange additional working capital financing.

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

During October 1995, the Company completed a term loan agreement for $250 million to be used for construction of the Fort Knox mine and repayment of certain existing debt obligations. The loan has a six-year term with repayments beginning in 1997. As of December 31, 1997, the Company owes $23.1 million in gold at $381 per ounce and the remaining $199.1 million in currency. Interest on the loan is calculated at LIBOR for the dollar portion and at the bank's lease rate for the gold portion, plus 2.25 or 2.0 percent at certain intervals of construction or plus 1.75 percent after completion tests are passed. Collateral for the loan includes the assets and production of the Fort Knox and Hayden Hill mines and the stock of the subsidiaries owning the Sleeper and Guanaco mines. The loan agreement places restrictions on proceeds of future equity offerings and borrowings, restricts dividends and requires certain net worth and cash ratios be maintained. Interest rate protection agreements must be in place for at least 50 percent of any dollar portion of the borrowing. In addition, Amax Gold must maintain gold reserve minimums and hedge a portion of future production in order to obtain specified minimum cash flows.

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

8. DERIVATIVE CONTRACTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

COMMODITY DERIVATIVE CONTRACTS

Precious metal contracts include forward sales and purchase contracts, spot deferred forward sales, put and call options and compound options and are entered into by the Company to manage the effect of price changes on the Company's precious metals that are produced and sold. Realization under these contracts is dependent upon the counterparties performing in accordance with the terms of the contracts. The Company does not anticipate non-performance by the counterparties.

Forward sales contracts require the future delivery of gold at a specified price. Forward sales contracts that are made on a spot deferred basis allow the Company, at the option of the counterparty, to defer the delivery of gold to a later date at a renegotiated gold price. Forward purchase contracts, which require the future purchase of gold at a specified price, were established to take advantage of a rising market and are offset by purchased puts. Various factors influence the decision to close a spot deferred forward sales contract or to roll the contract forward to a later date.

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

Historically, the Company's price risk management activities have utilized principally derivative instruments and strategies that qualified for hedge accounting. The Company increased its use of derivative instruments during 1997 and the total program has put the Company in the position whereby it is partially protected from further downward pressure in the price of gold during 1998 and future years and at the same time will enable the Company to participate in any upward price movement. Some of the instruments utilized in this program do not qualify for hedge accounting and, consequently, must be marked to market. At December 31, 1997, the mark to market gain on this program was $5.0 million, which has been reflected in the 1997 results.

As of December 31, 1997, the Company's outstanding hedge contracts were as follows:

                                                         Average
                                                      Realized Price
                                 Gold Ounces            Per Ounce            Period
-----------------------------------------------------------------------------------------------------
Forward sales/(1)/                326,000                $399         Jan. 1998 - Dec. 2002
Purchased put options             126,000                $419         Jan. 1998 - Dec. 2000

/(1)/Primarily on a spot deferred forward basis, which allows for deferral of the delivery of gold ounces to a later date at a renegotiated gold price.

As of December 31, 1997, the Company's outstanding commodity derivative contracts which are marked to market are as follows:

                                                         Average
                                                       Realized Price
                                     Gold Ounces         Per Ounce                  Period
-----------------------------------------------------------------------------------------------------
Forward purchases                      514,000            $327                  Jan. 1998 - Dec. 1998
Purchased put options                  448,000            $364                  Jan. 1998 - Dec. 1998
Purchased compound put options         625,000            $325                  Sept. 1998 - Dec. 2000
Sold put options                       412,000            $337                  Jan. 1998 - June 1998
Purchased call options                   3,000            $315                  Jan 1998
Purchased compound call options        300,000            $333                  Sept. 1998 - Dec. 1998
Sold call options                      199,000            $314                  Jan. 1998 - June 1998

The market value of the Company's forward contracts and put and call options at December 31, 1997 and 1996, was approximately $51.0 million and $25.1 million. Market valuations for these contracts are dependent on gold market prices, option volatility and interest rates, which can vary significantly.

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
               except per share amounts and amounts per ounce)


INTEREST RATE PROTECTION AGREEMENTS

As a requirement of the Fort Knox loan, the Company has entered into interest rate swaps and swap option agreements to reduce the impact of changes in interest rates. At December 31, 1997, the Company had interest rate swaps and swap option sales contracts that if exercised between January 1998 and April 1998 would obligate the Company to pay a fixed rate of 5.97 percent over an average term of 0.8 years on a principal amount of $205 million. The Company also purchased swap options with the right to pay 6.9 percent over an average term of 1.5 years on a principal amount of $138 million. Gains or losses realized on these contracts will be amortized over the term of the loan. Amax Gold would break even if required to terminate these interest rate swap agreements, given market interest rates at December 31, 1997. Due to the requirements placed on the Company as a condition of its Fort Knox borrowings, the Company does not expect to close these contracts.

CREDIT RISK

Amax Gold is exposed to credit losses in the event of non-performance by counterparties to financial instruments, but does not expect any counterparties to fail to meet their obligations. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

The estimated fair values for financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, as measured on December 31, 1997 and 1996, are as follows:

                                                           1997                         1996
                                                  ---------------------       ---------------------
                                                  Carrying         Fair       Carrying         Fair
                                                   Amount         Value        Amount         Value
---------------------------------------------------------------------------------------------------
Cash and equivalents                              $ 18.7         $ 18.7       $ 11.1          $ 11.1
Long-term receivables                                2.0            2.0         12.6            12.6
Long-term debt                                     345.7          345.7        272.6           272.6
Commodity derivative contracts                      10.0           51.0         10.7            25.1
Interest rate protection agreements                    -              -            -               -

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


DERIVATIVE CONTRACTS
The fair value of options is estimated based on market prices, volatilities and interest rates, while the fair value of forward sales and purchases are estimated based on the quoted market price for the contracts at December 31, 1997 and 1996. The net asset of $10.0 million and $10.7 million recorded on the financial statements as of December 31, 1997 and 1996, respectively, is comprised of $14.7 million and $11.7 million in prepaid option costs, $0.8 million and $6.3 million in deferred option costs and net of $5.5 million and $7.3 million in current deferred premiums, respectively.

INTEREST RATE PROTECTION AGREEMENTS
The fair value of interest rate protection agreements is estimated by obtaining quotes from financial institutions and represents the cost to buy out the swaps and options at December 31, 1997 and 1996. The Company does not expect to buy out these agreements.

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

Net annual pension cost includes the following components:


                                        1997     1996     1995
------------------------------------------------------------------------

Service cost                           $ 0.5    $ 0.6    $ 0.5
Interest cost                            0.3      0.3      0.3
Actual return on assets                 (0.2)    (0.3)    (0.5)
Deferred gain                              -      0.1      0.2
Net amortization of prior service
 cost and losses                           -     (0.1)    (0.1)
------------------------------------------------------------------------
Net periodic expense                   $ 0.6    $ 0.6    $ 0.4
------------------------------------------------------------------------

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


The following table summarizes the funded status of the plan and the related amounts recognized in the Company's financial statements at December 31:


                                                1997      1996
------------------------------------------------------------------------

Actuarial present value of accumulated
 benefit obligation, including vested
 benefits of $3.0 in 1997 and $2.8 in 1996     $ 4.1     $ 3.5
------------------------------------------------------------------------

Projected benefit obligation                   $(4.3)    $(3.6)
Plan assets at fair value                        3.0       2.4
------------------------------------------------------------------------
Plan assets less than projected                 (1.3)     (1.2)
benefit obligation Unrecognized prior           (0.6)     (0.7)
service cost Estimated additional liability     (0.4)        -
Unrecognized net loss                            1.3       0.8
------------------------------------------------------------------------
Accrued pension cost                           $(1.0)    $(1.1)
------------------------------------------------------------------------

The following assumptions were used in calculating the funded status of the plan at December 31 and the pension cost for the subsequent year:




                                                        1997    1996
------------------------------------------------------------------------
Expected long-term rate of return on assets             9.0%    9.0%
Discount rate                                           7.25%   7.75%
Rate of increase in compensation levels                 5.0%    5.83%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company also provides certain health care and life insurance benefits for retired employees in the United States. The postretirement health care plans are contributory in certain cases based upon years of service, age and retirement date. The Company currently does not fund postretirement benefits and may modify plan provisions at its discretion. Net periodic postretirement benefit costs for the years ended December 31, 1997, 1996 and 1995, were insignificant.

The following table sets forth the status of the plan and the related amounts recognized in the Company's financial statements at December 31:

                                                         1997      1996
--------------------------------------------------------------------------------

Accumulated postretirement benefit obligation:
 Retirees                                                 $ 0.9     $ 1.0
 Active plan participants                                   0.7       1.0
--------------------------------------------------------------------------------
Total accumulated postretirement benefit obligation         1.6       2.0
Plan assets at fair value                                     -         -
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation
 in excess of plan assets                                  (1.6)     (2.0)
Unrecognized prior service cost                            (1.6)     (1.4)
Unrecognized net loss                                       0.3       0.5
--------------------------------------------------------------------------------
Accrued postretirement benefit cost                       $(2.9)    $(2.9)
--------------------------------------------------------------------------------


                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


The accumulated postretirement benefit obligation was determined using a weighted average annual discount rate of 7.25 percent in 1997 and 7.75 percent in 1996. The assumed health care cost trend rate for 1998 is 10.0 percent, declining to 9.5 percent in 1999 and thereafter when Company costs associated with the plan are capped. A one percent increase in the health care cost trend rate used would have resulted in an insignificant increase in the 1997 postretirement benefit cost and the accumulated postretirement benefit obligation at December 31, 1997.

POSTEMPLOYMENT BENEFITS

The Company also has a number of postemployment plans covering severance, disability income, and continuation of health and life insurance for disabled employees. At December 31, 1997 and 1996, the Company's liability for postemployment benefits totaled $2.7 million and $3.9 million, respectively, and is included in other liabilities.

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

In 1994, the Company's shareholders approved a plan to grant Common Shares to non-employee directors, under which 100,000 shares of Common Stock were reserved for issuance. Through December 31, 1997, a total of 30,000 shares had been issued.

During 1995, Amax Gold was reincorporated in Delaware and elected not to be governed by Section 203 of the Delaware General Corporation Law, permitting the Company to engage in business transactions with Cyprus Amax without requiring the approval of 66 2/3 percent of all shareholders excluding Cyprus Amax and its affiliates and associates. As a result of the reincorporation, Amax Gold's treasury stock was canceled.

12.  STOCK-BASED COMPENSATION PLANS

At December 31, 1997, the Company has two stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)

compensation cost has been recognized for its fixed stock option plan. The compensation cost that has been charged against income for its long-term incentive plan was insignificant for 1997 and 1996. Had compensation cost for the Company's two stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the difference in the Company's net loss and loss per share would have been immaterial. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: no dividend payments; expected volatility of 172 and 37 percent; risk-free interest rates of 6.08 and 6.02 percent; and expected lives of 3.00 and 3.18 years.

The Company maintains a fixed stock option plan for officers and salaried employees to purchase Common Shares. Options are exercisable at prices equal to the market value on the date of grant. Options vest in two years and remain exercisable until 10 years from date of grant. As of December 31, 1997, 1.9 million Common Shares are reserved for future grants.

A summary of the status of the Company's fixed stock option plan as of December 31, 1997 and 1996 and changes during the years ending on those dates is presented below:


                                    1997                         1996
                         --------------------------   --------------------------
                                       Weighted-                    Weighted-
                                        Average                      Average
Fixed Options             Shares     Exercise Price    Shares     Exercise Price
--------------------------------------------------------------------------------
Outstanding at
  beginning of year      1,035,125            $7.16   1,060,000            $7.19
Granted                    332,200            $6.25      50,000            $6.75
Exercised                   12,400            $4.98         300            $8.75
Forfeited                  283,025            $7.16      74,575            $7.21
--------------------------------------------------------------------------------
Outstanding at
  end of year            1,071,900            $6.91   1,035,125            $7.16
--------------------------------------------------------------------------------

Options exercisable
  at end of year           688,900            $7.21     738,925            $7.16
Weighted-average
  fair value of
  options granted
  during the year          332,200            $5.46      50,000            $2.24
--------------------------------------------------------------------------------


During 1993, Amax Gold implemented a long-term incentive plan. Under this plan, officers of the Company may receive restricted stock awards based on the rate of return received by investors in the Company's Common Stock, compared with that of its peers in the gold industry. Such awards may be deferred, accelerated or otherwise adjusted based upon a strategic and comparative performance assessment. At December 31, 1997, cumulative shares awarded were 143,750 and 706,250 were authorized and unissued. On January 2, 1998, an additional 70,910 shares were awarded. The valuation of the shares issued under the performance share plan as calculated under SFAS No. 123 approximates the amounts recorded as compensation expense by the Company and is insignificant for the years ended December 31, 1997 and 1996.

13.  DOMESTIC AND FOREIGN OPERATIONS

The Company's foreign operations consist of the Kubaka mine in Russia and the Guanaco and Refugio mines in Chile. The components of the Company's domestic and foreign operations were as follows:


                                                        1997       1996       1995
-------------------------------------------------------------------------------------

Revenues:
 United States                                         $163.3     $ 65.7     $ 68.2
 Foreign                                                 96.2       42.5       28.4
-------------------------------------------------------------------------------------
                                                       $259.5     $108.2     $ 96.6
-------------------------------------------------------------------------------------

Income (loss) from operations:
 United States                                         $  6.0     $ (1.0)    $ (7.1)
 Foreign                                                 (4.1)     (41.9)     (12.6)
-------------------------------------------------------------------------------------
                                                       $  1.9     $(42.9)    $(19.7)
-------------------------------------------------------------------------------------

Net income (loss) attributable to common shares:
 United States                                         $(20.6)    $  6.6     $(12.4)
 Foreign                                                (19.7)     (52.7)     (20.9)
-------------------------------------------------------------------------------------
                                                       $(40.3)    $(46.1)    $(33.3)
 -------------------------------------------------------------------------------------

Identifiable assets:
 United States                                         $537.1     $630.8     $451.0
 Foreign                                                333.5      131.4      162.0
-------------------------------------------------------------------------------------
                                                       $870.6     $762.2     $613.0
 -------------------------------------------------------------------------------------

Substantially all of the Company's 1997, 1996 and 1995 sales were made in Europe through a wholly owned subsidiary of the Company. The Company's sales to major customers that exceeded 10 percent of total sales were $138 million to three customers during 1997, $95 million to four customers in 1996 and $58 million to two customers in 1995. The Company believes that the loss of any of these customers would have no material adverse impact on the Company because of the active worldwide market for gold.

14. COMMITMENTS AND CONTINGENCIES

The Company estimates future reclamation and closure costs for properties operated by the Company to be approximately $49.5 million based on currently applicable federal, state and foreign laws and regulations. At December 31, 1997, $21.8 million has been accrued. Changes in applicable laws and regulations could have a significant impact on estimates of future costs.

The Company used a gold price of $330 per ounce for 1998 and $375 per ounce for 1999 and beyond to evaluate any impairment of long lived assets. Management's estimate of long-term gold prices may change if the gold price remains at the current low level, which could result in an asset impairment.

Russian tax legislation is subject to varying interpretations and constant changes, which may be retroactive. Further, the interpretation of tax legislation by tax authorities as applied to the transactions and activity of the Company may not

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


coincide with that of management. As a result, transactions may be challenged by tax authorities and the Company may be assessed additional taxes, penalties and interest, which can be significant. Tax periods remain open to review by the tax authorities for six years.

15. QUARTERLY DATA (UNAUDITED)

Quarterly earnings data for the years ended December 31, 1997 and 1996, follow:


1997 Quarters                                             First    Second     Third    Fourth
-----------------------------------------------------------------------------------------------

Revenues                                                  $38.4    $ 73.3    $ 79.6    $ 68.2
Income (loss) from operations                              (0.9)      1.5       2.5      (1.2)
Loss before cumulative effect of accounting change         (6.1)     (9.2)     (9.3)    (13.3)
Net loss                                                   (1.6)     (9.2)     (9.3)    (13.3)
Loss attributable to common shares                         (3.3)    (10.9)    (11.0)    (15.1)
-----------------------------------------------------------------------------------------------
Per common share:
 Loss before cumulative effect of accounting change        (.08)     (.11)     (.10)     (.13)
 Cumulative effect of accounting change                     .05         -         -         -
-----------------------------------------------------------------------------------------------
 Net basic and diluted loss                               $(.03)   $ (.11)   $ (.10)   $ (.13)
 -----------------------------------------------------------------------------------------------

 1996 Quarters                                             First    Second     Third    Fourth
-----------------------------------------------------------------------------------------------
Revenues                                                  $25.6    $ 25.6    $ 23.4    $ 33.6
Loss from operations                                       (4.5)     (4.0)     (1.2)    (33.2)
Net loss                                                   (5.5)     (5.8)     (2.5)    (25.4)
Loss attributable to common shares                         (7.2)     (7.5)     (4.2)    (27.2)
-----------------------------------------------------------------------------------------------
Per common share:
 Net basic and diluted loss                               $(.07)   $ (.08)   $ (.04)   $ (.28)
-----------------------------------------------------------------------------------------------

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


16. RESERVE DATA (UNAUDITED)


The following table presents proven and probable ore reserves by property at December 31. Ore reserves are calculated by the Company and verified by independent mining engineers with respect to the Fort Knox mine and Haile property.

Ore Reserves/(1)/
(thousands, except average grades)


                                                      1997                          1996            1995
                                 ---------------------------------------------  -----------    ------------
                                                                     Contained    Contained     Contained
                                            Average                    ounces       ounces       ounces
                                             grade      Contained       (the         (the         (the
                                            (ounces      ounces      Company's    Company's      Company's
                                   Tons     per ton)      (100%)      share)       share)        share)
------------------------------------------------------------------------------------------------------------
GOLD
Producing mines:
  Fort Knox/(2)/                  170,273     0.024        4,099         4,099        4,079        4,094
  Kubaka/(3)/                       4,203     0.522        2,196         1,098        1,332            -
  Refugio/(4)/                    100,793     0.029        2,920         1,460        1,558        1,672
  Guanaco/(5)/                          -         -            -             -          119          378
  Hayden Hill                           -         -            -             -          164          273
  Sleeper                               -         -            -             -            -           48

                                                          ---------------------------------------------------
Total producing mines                                      9,215         6,657        7,252        6,465
                                                          ---------------------------------------------------

Other properties/(6)/:
  Haile                             8,736     0.089          780           488          488          488
                                                          ---------------------------------------------------

Total gold                                                 9,995         7,145        7,740        6,953
                                                          ---------------------------------------------------

The following table presents the Company's share of other mineralized material for each of the three new mines as of December 31, 1997, as calculated by the Company.

                                                                            Tons         Average Grad
                                                                           (000)        (Ounces Per Ton)
--------------------------------------------------------------------------------------------------------------
Fort Knox                                                                 137,500             0.022
Refugio                                                                   154,000             0.026
Kubaka                                                                      2,723             0.330
--------------------------------------------------------------------------------------------------------------
                                                                          294,223             0.027
--------------------------------------------------------------------------------------------------------------

/(1)/ RESERVES. That part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. Reserves have been calculated using a $375 per ounce gold price at all properties except for Haile, for which a $400 per ounce gold price was used. The Company has determined that calculating the Fort Knox and Kubaka reserves at $350 per ounce would not materially change the results;

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


        however, calculating the Refugio reserves at $350 per ounce would result in a decrease in proven and probable reserves of approximately 10 percent.

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

      OTHER MINERALIZED MATERIAL. A mineralized body that has been physically delineated by drilling, underground work, surface trenching, etc., and found to contain a sufficient amount of mineralized material with an average grade of metal or metals to warrant further exploration expenditures. The Company's reported mineralized material must be defined by a conceptual mine plan and have established geologic continuity but does not qualify as a commercially mineable ore body until final legal, technical and economic factors have been resolved.
/(2)/ Commercial production at the Fort Knox mine commenced on March 1, 1997. /(3)/ Amax Gold acquired the Kubaka mine from Cyprus Amax in May 1997.
      Commercial production at the Kubaka mine commenced on June 1, 1997.
/(4)/ Commercial production at the Refugio mine commenced on October 1, 1996. /(5)/ The Company owns a 90 percent interest in the Guanaco mine and under existing shareholder arrangements receives 100 percent of production until certain conditions are met. Based on management's belief that those conditions would not be met, 100 percent of Guanaco's reserves were included in the Company's reserve table for 1996 and 1995.
/(6)/ The Company has not yet reached a decision regarding whether to proceed with development of the property.

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

Recovery rates for 1997 were as follows:


                                                      Heap
                                                      Leach     Mill
-------------------------------------------------------------------------------

Refugio                                                 55%       -%
Fort Knox                                                -%      89%
Kubaka                                                   -%      97%
Guanaco                                                 55%       -%
Hayden Hill                                             59%       -%
-------------------------------------------------------------------------------

17. SUBSEQUENT EVENT

    On February 9, 1998, the Company announced that they entered into a merger agreement with Kinross Gold Corporation (Kinross) providing for a combination of their businesses. In the merger, each share of the Company's common stock will be converted into 0.8 of a share of Kinross common stock. Cyprus Amax agreed to contribute $135 million of cash and indebtedness to Kinross at the effective time of the merger in exchange for approximately 35 million shares of Kinross common stock. The merger will result in the current shareholders of Kinross owning 50 percent of the new Kinross and the current shareholders of Amax Gold (after giving effect to the infusion of the $135 million) owning 50 percent of the new Kinross.

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


  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.

                                    PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item will be filed by amendment to the Company's Annual Report on Form 10-K within 120 days after the end of the fiscal year.

  ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item will be filed by amendment to the Company's Annual Report on Form 10-K within 120 days after the end of the fiscal year.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will be filed by amendment to the Company's Annual Report on Form 10-K within 120 days after the end of the fiscal year.

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will be filed by amendment to the Company's Annual Report on Form 10-K within 120 days after the end of the fiscal year.

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this report:

                                                                10-K Page
                                                                 ---------
      1. Financial Statements


             Report of Independent Accountants                      24
             Consolidated Statement of Operations for
               each of the three years in the period ended
               December 31, 1997                                    25
             Consolidated Balance Sheet at December 31, 1997
               and 1996                                             26
             Consolidated Statement of Cash Flows for each
               of the three years in the period ended
               December 31, 1997                                    27
             Consolidated Statement of Shareholders'
               Equity for each of the three years in the
               period ended December 31, 1997                       28
             Notes to Consolidated Financial Statements           29 - 49

      2. Financial Statement Schedules

         Financial statement schedules are not included in this Annual Report on Form 10-K because they are not applicable.

      3. Exhibits

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

10.2 Directors' Deferred Compensation Plan for Members of the Board of Directors of Amax Gold Inc., filed as Exhibit 10.14.2 to the Company's Registration Statement No. 33-22645 and incorporated herein by reference. Second Amendment to the Deferred Compensation Plan for Members of the Board of Directors of Amax Gold Inc. filed as Exhibit (10)(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.

10.3 Amax Gold Inc. Excess Benefit Plan, filed as Exhibit EX-10(g) to the Company's Annual Report on Form 10-K for the year-ended December 31, 1993 and incorporated herein by reference.

10.4 Amax Gold Inc. Deferred Compensation Plan, filed as Exhibit EX-10(h) to the Company's Annual Report on Form 10-K for the year-ended December 31, 1993 and incorporated herein by reference.

10.5 Amax Gold Inc. 1992 Stock Option Plan, filed as Exhibit A to the Company's Proxy Statement for the 1993 Annual Meeting of Stockholders and incorporated herein by reference. First Amendment to the Amax Gold Inc. 1992 Stock Option Plan, filed as Exhibit (10)(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.

10.6 Amax Gold Inc. Key Executive Long-Term Incentive Plan (formerly the Amax Gold Performance Share Plan), filed as Exhibit B to the Company's Proxy Statement for the 1993 Annual Meeting of Stockholders and incorporated herein by reference. First and Second Amendments to the Amax Gold Inc. Key Employee Long-Term Incentive Plan filed as Exhibit (10)(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.

10.7 Term Loan Agreement, dated October 31, 1995, between Amax Gold Inc., Fairbanks Mining, Inc., Guanaco Mining Company, Inc., Lassen Gold Mining, Inc., Melba Creek Mining Inc., Nevada Gold Mining, Inc. and a group of banks, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference; Amendment to Term Loan Agreement dated December 7, 1995; Amendment to Term Loan Agreement dated March 19, 1996; and Cyprus Amax Guaranty, dated as of March 19, 1996 by Cyprus Amax, in favor of the administrative agent for the group of banks, filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference; Third Amendment Agreement, dated as

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)

       of March 24, 1997, filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

10.8 Exploration Joint Venture Agreement, effective January 1, 1994, between the Company and Cyprus Amax, filed as Exhibit 10.1 to the Company's Registration Statement on Form S-3 (Registration No. 33-53963) and incorporated herein by reference; and Amendment to Exploration Joint Venture Agreement, dated December 29, 1995, between the Company and Cyprus Amax, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference; and Amendment to

       Exploration Joint Venture Agreement dated as of December 15, 1997, between the Company and Cyprus Amax.

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

10.10 Loan Agreement, dated as of November 23, 1994, amended February 7 and 14, 1995, among Compania Minera Maricunga, as borrower, Amax Gold Inc. and Bema Gold Corporation, as guarantors, and certain banks, and related documents, as amended, filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year-ended December 31, 1994 and incorporated herein by reference; as amended by Letter Agreement, dated as of November 1, 1996, and Letter Agreement, dated as of December 19, 1996, filed as
       Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

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

10.14 Loan Agreement, dated as of May 1, 1997, between Alaska Development Export Authority and Fairbanks Gold Mining, Inc.; Reimbursement Agreement, dated as of May 1, 1997, between Fairbanks Gold Mining, Inc. And Union Bank of Switzerland, New York Branch; Guaranty, dated May 22, 1997, of Cyprus Amax in favor of Union Bank of Switzerland, New York Branch; and Reimbursement Agreement, dated May 22, 1997, of the Company in favor of Cyprus Amax, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

10.15 Finance Agreement, dated as of June 30, 1995, between Omolon and Overseas Private Investment Corporation ("OPIC"); First Amendment to Finance Agreement, dated as of April 22, 1996, between Omolon Gold Mining Company and OPIC, amending the Finance Agreement dated June 30, 1995 between Omolon and OPIC; and Second Amendment to Finance Agreement, dated as of January 28, 1997, between Omolon and OPIC, amending the Finance Agreement dated June 30, 1995 between Omolon and OPIC,

                        AMAX GOLD INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions unless otherwise indicated and
                except per share amounts and amounts per ounce)


       filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.

10.16 Loan Agreement, dated as of June 30, 1995, between Omolon and European Bank for Reconstruction and Development ("EBRD"); Amendment Agreement to Loan Agreement, dated November 7, 1995, between Omolon and EBRD, amending the Loan Agreement dated June 30, 1995 between Omolon and EBRD; Second Amendment Agreement to Loan Agreement, dated April 22, 1996, between Omolon and EBRD, amending the Loan Agreement dated June 30, 1995 between Omolon and EBRD; and Third Amendment to Loan Agreement, dated November 20, 1996, between Omolon and EBRD, amending the Loan Agreement dated as of June 30, 1995 between Omolon and EBRD, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

10.17 Support Agreement, dated as of August 30, 1995, among Omolon, Cyprus Amax, Cyprus Magadan Gold Corporation, EBRD and OPIC; and Amendment Agreement to Support Agreement, dated as of January 28, 1997 among Omolon, Cyprus Amax, Cyprus Magadan Gold Corporation and EBRD, amending the Support Agreement dated as of August 30, 1995 among the parties, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

10.18  Guaranty Agreement, dated as of August 30, 1995, among Cyprus Amax,
       EBRD and OPIC; and Amendment Agreement to Cyprus Amax Guaranty, dated January 30, 1997, among Cyprus Amax, EBRD and OPIC, amending the Guaranty Agreement dated as of August 30, 1995 among the parties, filed as Exhibit
       10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

10.19 Loan Agreement, dated as of November 29, 1996, between Omolon and ABN Amro Bank (Moscow) Ltd.; and Guaranty and Indemnity Agreement, dated as of November 26, 1996, by Cyprus Amax in favor of ABN Amro Bank NV, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

10.20 Agreement, dated April 8, 197, between Omolon Gold Mining Company and ABN Amro Bank (Moscow) Ltd.; and Guaranty and Indemnity Agreement, dated as of April 1, 1997, by Cyprus Amax in favor of ABN Amro Bank NV, filed as
       Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

10.21 Loan Agreement, dated as of December 18, 1997, between Amax Gold Inc., various banks and other financial institutions and Standard Bank London Limited as the agent for the lenders.

10.22 Guaranty Agreement, dated as of December 18, 1997, between Cyprus Amax Minerals Company and Standard Bank London Limited.

10.23 Agreement dated March 24, 1997 between the Company and Leland O. Erdahl, filed as Exhibit (10)(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference. Amendment dated September 11, 1997 to Agreement between the Company and Leland O. Erdahl, filed as Exhibit (10)(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

10.24  Amax Gold Inc. Separation Plan for Key Employees, effective March 5,
       1997.

10.25 Merger Agreement among Kinross Gold Corporation, Kinross Merger Corporation, and Amax Gold Inc., dated February 9, 1998.

10.26 Stockholder Agreement dated as of February 9, 1998, among Kinross Gold Corporation, Kinross Merger Corporation, Cyprus Amax Minerals Company and each of the other persons identified on Exhibit A.

10.27 Restructuring Agreement dated as of December 18, 1997, between COMPANIA MINERA MARICUNGA as borrower and the other parties and Banks named therein.

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



21     Subsidiaries of the Company.

23.1   Consent of Price Waterhouse LLP.

23.2   Consent of Mineral Resources Development, Inc.

23.3   Consent of Derry, Michner, Booth & Wahl.

27     Financial Data Schedule.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the fourth quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AMAX GOLD INC.


Date:  February 11, 1998         By  /s/ Leland O. Erdahl
                                     -----------------------------------------
                                    Leland O. Erdahl
                                    Vice President and Chief Financing Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 11, 1998.


              Signature                                  Title
--------------------------------------   --------------------------------------

/s/ Milton H. Ward                       Chairman of the Board, Chief
--------------------------------------   Executive Officer  (principal
Milton H. Ward                           executive officer) and Director

/s/ Leland O. Erdahl                     Vice President, Chief Financial
--------------------------------------   Officer (principal
Leland O. Erdahl                         financial officer) and Director

/s/ David L. Mueller                     Vice President, Controller and
--------------------------------------   Assistant Secretary (principal
David L. Mueller                         accounting officer)

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