Form 10-K/A
period 1997-12-31
AMAX GOLD INC
filed 1998-03-11
CIK 814577

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A


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

===================================================================================================
Title of each class                                       Name of each exchange on which registered
---------------------------------------------------------------------------------------------------
Common Stock, $0.01 par value (114,873,878 shares         New York Stock Exchange, Inc.
       outstanding at February 9, 1998)                   The Toronto Stock Exchange
$3.75 Series B Convertible Preferred Stock, $1.00 par     New York Stock Exchange, Inc.
     value (1,840,000 shares outstanding
            at February 9, 1998)
===================================================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No_____
                                   -----

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

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION CONCERNING DIRECTOR NOMINEES

MILTON H. WARD, age 65, has been Chairman of the Board of Directors and Chief Executive Officer of the Company since November 1993. Mr. Ward also served as President of the Company from November 1993 to February 1995. Mr. Ward has been Chairman, President and Chief Executive Officer of Cyprus Amax since May 1992. Mr. Ward served as a Director, President and Chief Operating Officer of Freeport-McMoRan Inc. from 1983 until 1992 and Chairman and Chief Executive Officer of Freeport McMoRan Copper & Gold Inc. from 1984 until 1992. Mr. Ward is a director of the National Mining Association and a member of the National Academy of Engineering.

LELAND O. ERDAHL, age 69, has been a director of the Company since June 1997 and Vice President and Chief Financial Officer of the Company since March 1997. Since 1992, he has been an independent businessman and corporate director. Prior to 1992, Mr. Erdahl served in executive positions with mining and high technology companies, including service as President and Chief Executive Officer of Ranchers Exploration and Development Corporation and President and Chief Executive Officer of Stolar, Inc. Mr. Erdahl is a director of Hecla Mining Company, Canyon Resources Corporation, Uranium Resources, Inc. and Original Sixteen to One Mine, Inc. and serves as a trustee for John Hancock Mutual Funds.

RICHARD H. BLOCK, age 47, has been a director of the Company since July 1996. Mr. Block has been President of IMC-Agrico Company since January 1996. Mr. Block served as Executive Vice President and Chief Operating Officer of Freeport-McMoRan Inc., Senior Vice President of Freeport McMoRan Copper & Gold Inc. and Chairman of Rio Tinto Minera, S.A., a Spanish affiliate, from June 1994 to January 1996. He served as Senior Vice President of Freeport-McMoRan from August 1993 to June 1994, and served as President of The Agrico Chemical Company Division of Freeport-McMoRan from April 1990 to August 1993. He is a director of the Potash and Phosphate Institute, The Florida Phosphate Council, and the Phosphate Chemicals Export Association, and has served on the Boards of The Fertilizer Institute and The Sulfur Institute and on the Council of the International Fertilizer Industry Association.

ALLEN BORN, age 64, has been a director of the Company since May 1987. Mr. Born has served as Chairman and Chief Executive Officer of Alumax Inc. since November 1993. He served as Chairman of AMAX Inc. from June 1988 to November 1993, as Chief Executive Officer of AMAX Inc. from January 1986 to November 1993 and as President and Chief Operating Officer of AMAX Inc. from June 1985 through July 1991. Mr. Born is a director of Cyprus Amax, AK Steel and the International Primary Aluminium Institute and the Chairman of the Aluminum Association.

GERALD J. MALYS, age 53, has been a director of the Company since November 1993. Mr. Malys has been Senior Vice President and Chief Financial Officer of Cyprus Amax since August 1989. He served as Senior Vice President, Financial and Information Services of Cyprus Amax from August 1988 to July 1989 and Vice President and Corporate Controller of Cyprus Amax from 1985 to August 1988.

VERNON TAYLOR, JR., age 82, has been a director of the Company since May 1987. Mr. Taylor has served as President and Director of Westhoma Oil Company and Peerless, Inc. since 1966. He served as a director of Cyprus Amax from July 1985 to May 1993.

RUSSELL L. WOOD, age 70, has been a director of the Company since May 1987. Mr. Wood has been a mining consultant and independent businessman since May 1989.
He served as President and Chief Executive Officer of Asamera Minerals Inc. from May 1990 to February 1992 and as President of Copper Range Company from 1985 to 1989. He is a trustee of the Western Museum of Mining and Industry in Colorado Springs.

INFORMATION CONCERNING EXECUTIVE OFFICERS

For information concerning executive officers, see "Items 1 and 2. Business and Properties - Executive Officers.".

COMPLIANCE WITH EXCHANGE ACT SECTION 16(a)

The Company's officers and directors and persons who are beneficial owners of more than 10 percent of the Common Stock ("10 percent beneficial owners") are required to file reports of their holdings and transactions in the Common Stock with the Securities and Exchange Commission and to furnish the Company with copies of such reports. Based primarily upon its review of the copies it has received and upon written representations it has obtained from some of these persons, the Company believes that during the fiscal year ended December 31, 1997, the Company's officers, directors and 10 percent beneficial owners have complied with all such filing requirements.

COMPENSATION OF DIRECTORS

For their services, all directors (except Messrs. Ward and Erdahl) receive an annual retainer of $15,000, and a $1,000 fee for attendance at meetings of the Board of Directors. Members of committees of the Board of Directors (except Messrs. Ward and Erdahl) are compensated at the rate of $600 per committee meeting attended, while committee chairmen receive $1,000 per meeting attended. As an officer of the Company, Mr. Ward is eligible to participate in the Amax Gold Inc. 1992 Stock Option Plan (the "Stock Option Plan") and the Amax Gold Inc. Key Executive Long-Term Incentive Plan (the "Long-Term Incentive Plan").

Under the Stock Grant Plan for Nonemployee Directors, on the day following the annual meeting of stockholders in each year, each director who is not then an officer or employee of the Company or any of its subsidiaries will be granted 1,500 shares of Common Stock, until a maximum of 100,000 shares in the aggregate have been granted. As of January 30, 1998, a total of 30,000 shares had been granted to five directors.

The Company has a Deferred Compensation Plan for Directors (the "Deferred Compensation Plan"), under which any director who is not an employee of the Company may elect to defer all or a portion of his director's fees. Amounts deferred under the Deferred Compensation Plan are credited to a participant's account in the form of a right to receive shares of the Common Stock at the closing market price on the Composite Tape of the New York Stock Exchange on the date such participant would have received such compensation had a deferral election not then been in effect. Distributions are made to participants upon or following termination of service as a director. Messrs. Born, Malys and Wood elected to participate in the Deferred Compensation Plan during 1997.

                       ITEM 11.  EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM COMPENSATION
                                         ANNUAL COMPENSATION                      AWARDS
                               -------------------------------------  ------------------------------
                                                             OTHER      RESTRICTED      SECURITIES
                                                            ANNUAL        STOCK         UNDERLYING      ALL OTHER
                               FISCAL   SALARY    BONUS      COMP.        AWARDS         OPTIONS/        COMPEN-
NAME AND PRINCIPAL POSITION     YEAR     ($)       ($)        ($)         ($)(A)       SARS (#)(B)    SATION ($)(C)
-----------------------------  ------  --------  --------  ---------  --------------  --------------  -------------
Milton H. Ward(D)                1997  309,590         -        -              -         100,000              -
Chairman and                     1996  292,000         -        -              -               -              -
Chief Executive Officer          1995  267,707         -        -              -          75,000              -

S. Scott Shellhaas(E)            1997  255,000   100,000        -        153,125          38,000          7,680
President and Chief              1996  165,000   100,000   50,565(F)           -          50,000          6,187
Operating Officer

Leland O. Erdahl(G)              1997  206,250         -        -              -               -              -
Vice President and
Chief Financial Officer

Mark A. Lettes                   1997  165,000    10,000        -         50,000          12,000          7,680
Vice President, Trading          1996  160,000    20,000        -              -               -          6,337
                                 1995  145,000    23,500        -         55,825          18,750          5,850

Deborah J. Friedman              1997  160,000     9,000        -         50,000          12,000          7,680
Vice President, General          1996  154,500    25,000        -              -               -          6,300
Counsel and Secretary            1995  150,000    20,050        -         50,750          14,500          6,377
-------------------------------------------------------------------------------------------------------------------

(A) Awards of restricted stock under the Long-Term Incentive Plan for 1997 were made in fiscal year 1998. Awards for 1996 were made in January 1997. The aggregate restricted stock holdings of the named executives on December 31, 1997, totaled 67,400 shares with a fair market value of $155,694 based on the closing price of $2.31 per share of Common Stock on December 31, 1997. Such holdings include $56,595 (24,500 shares) for Mr. Shellhaas; $53,592 (23,200 shares) for Mr. Lettes; and $45,507 (19,700 shares) for Ms. Friedman. Amounts shown in the table reflect the fair market value of the stock on the date of the award. The actual value an executive may realize will depend upon the amount of the stock in respect of which restrictions lapse and the value realized, which may be greater or less than this amount. Dividends, to the extent declared by the Board of Directors, will be paid on the restricted stock.
(B) These amounts represent options to purchase shares of Common Stock awarded under the Stock Option Plan.
(C) The 1997 amounts shown include employer contributions to the Thrift Plan for Employees of Amax Gold Inc. and Its Subsidiaries (the "Thrift Plan") in the following amounts: $7,680 for Mr. Shellhaas; $7,680 for Mr. Lettes; and $7,680 for Ms. Friedman.
(D) Amounts shown represent payments made by the Company to Cyprus Amax in respect of a portion of Mr. Ward's base salary and benefits attributable to his service as an officer of the Company.
(E) Mr. Shellhaas was elected an executive officer of the Company in April 1996. The 1996 amounts represent compensation for April through December 1996.
(F) This amount represents moving expenses paid in 1996.
(G) Mr. Erdahl was elected in March 1997 by the Company as Vice President and Chief Financial Officer. The 1997 amount represents compensation for March through December 1997.

Option/SAR Grants in the Last Fiscal Year

The following table sets forth certain information concerning stock options granted to the chief executive officer and each of the four other most highly compensated executive officers of the Company (the "Named Executives") during 1997. THE POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL RATES OF STOCK PRICE APPRECIATION FOR THE TERM OF THE OPTIONS SHOWN BELOW ARE PRESENTED PURSUANT TO RULES OF THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY IS NOT AWARE OF ANY MODEL OR FORMULA WHICH WILL DETERMINE WITH REASONABLE ACCURACY A PRESENT VALUE FOR STOCK OPTIONS BASED ON FUTURE UNKNOWN FACTORS. THE ACTUAL AMOUNT, IF ANY, REALIZED UPON THE EXERCISE OF STOCK OPTIONS WILL DEPEND UPON THE MARKET PRICE OF THE COMMON STOCK RELATIVE TO THE EXERCISE PRICE PER SHARE OF COMMON STOCK OF THE STOCK OPTION AT THE TIME THE STOCK OPTION IS EXERCISED. THERE IS NO ASSURANCE THAT THE POTENTIAL REALIZABLE VALUES OF STOCK OPTIONS REFLECTED IN THIS TABLE ACTUALLY WILL BE REALIZED.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                             INDIVIDUAL GRANTS
                       ---------------------------------------------------------   POTENTIAL REALIZABLE
                         NUMBER OF     % OF TOTAL                                    VALUE AT ASSUMED
                        SECURITIES    OPTIONS/SARS                                    ANNUAL RATES OF
                        UNDERLYING     GRANTED TO                                      STOCK PRICE
                       OPTIONS/SARS    EMPLOYEES     EXERCISE OR                     APPRECIATION FOR
                         GRANTED       IN FISCAL      BASE PRICE     EXPIRATION       OPTION TERM
                                                                                   -------------------
NAME                     (#)(A)         YEAR(B)      ($/SHARE)(C)       DATE        5%($)       10%($)
----                     ------         ----         ------------       ----       -------    --------
Milton H. Ward         100,000          30.1             6.25          1/2/07      393,059     996,089
S. Scott Shellhaas      38,000          11.4             6.25          1/2/07      149,362     378,514
Mark A. Lettes          12,000           3.6             6.25          1/2/07       47,167     119,531
Deborah J. Friedman     12,000           3.6             6.25          1/2/07       47,167     119,531
-------------------------

(A) All options are granted with an alternative settlement method under which, in the Company's discretion, the option holder may exercise the option as if it were a stock appreciation right.
(B) The percentage calculation is based on a total of 332,200 options granted in fiscal year 1997. Stock options for 1996 and 1997 were granted in January 1997 and 1998, respectively.
(C) The exercise price for each grant is equal to 100% of the fair market value of Common Stock on the grant date. All options vest two years after the date of grant and have a term of ten years, subject to earlier termination in certain events related to termination of employment.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table sets forth information concerning exercises of stock options by the chief executive officer of the Company and the Named Executives and stock options which remain unexercised at December 31, 1997. THE ACTUAL AMOUNT, IF ANY, REALIZED UPON EXERCISE OF A STOCK OPTION WILL DEPEND UPON THE MARKET PRICE OF THE COMMON STOCK RELATIVE TO THE EXERCISE PRICE OF THE STOCK OPTION AT THE TIME THE STOCK OPTION IS EXERCISED.

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                               OPTION/SAR VALUES

                                                         NUMBER OF
                                                        SECURITIES         VALUE OF
                                                        UNDERLYING       UNEXERCISED
                                                        UNEXERCISED      IN-THE-MONEY
                                                       OPTIONS/SARS      OPTIONS/SARS
                                                         AT FY-END        AT FY-END
                                                            (#)              ($)
                                                      -----------------  --------------
                       SHARES ACQUIRED    VALUE          EXERCISABLE/     EXERCISABLE/
NAME                   ON EXERCISE (#)  REALIZED ($)    UNEXERCISABLE    UNEXERCISABLE
----                   ---------------  ------------  -----------------  --------------
Milton H. Ward                0            0          115,000/100,000          0/0
S. Scott Shellhaas            0            0                 0/88,000          0/0
Mark A. Lettes            2,000        3,125            89,750/12,000          0/0
Deborah J. Friedman           0            0            34,000/12,000          0/0
-----------------

Pension and Benefits

The Retirement Plan for Salaried Employees of the Company (the "Retirement Plan") covers executive officers (except Mr. Ward, who participates in the Cyprus Amax Retirement Plan for Salaried Employees, and Mr. Erdahl) and most other salaried employees. The amount of annuity a retiring employee will receive on a single-life basis is determined under the formula set forth below. Upon retirement, a married employee receives a reduced annuity payment that continues after death to cover the surviving spouse, unless the employee and the spouse elect one of the alternate options of equivalent actuarial value. The benefit payable on the employee's normal retirement date is equal to: (i) 1.7 percent of annual earnings (base salary plus bonus) received by the employee during each year after 1997, plus (ii) 1.7 percent of the employee's average annual earnings for the years 1993 through 1997 multiplied by the employee's service prior to 1998, minus (iii) 1.1 percent of the employee's Social Security offset multiplied by the employee's service prior to 1998, not to exceed 35 years. In addition, this benefit will be at least as great as the benefit under the Retirement Plan for Employees of Amax Gold Inc. as of June 30, 1994, plus the benefit determined under the preceding sentence for service beginning July
1, 1994.   In those cases where the amounts payable under the Retirement Plan exceed the annual pension limitations imposed by the Internal Revenue Code of 1986, as amended (the "Code"), such excess will be paid from the Company's Excess Benefit Plan (the "Excess Plan"). Benefits payable under the Retirement Plan also are subject to reduction to the extent that participants receive payments pursuant to other Company-sponsored pension or retirement plans that have been suspended, discontinued or otherwise terminated. The amounts shown in the table below reflect the aggregate of payments under both the Retirement Plan and the Excess Plan.

The estimated annual benefits payable upon retirement at normal retirement age are $152,184 for S. Scott Shellhaas; $99,873 for Mark A. Lettes; and $71,708 for Deborah J. Friedman. The foregoing estimates are calculated by using salary and bonus amounts actually received for the years from 1993 to 1997 and estimating base salary and bonus for future years to be equal to 1997 base salary and bonus amounts.

The five-year period 1993 through 1997 currently used in the benefit formula described above may be rolled forward by the Board of Directors. The table below provides information on retirement benefits (subject to reduction by a percentage of Social Security benefits), assuming that the formula is applied to average annual remuneration during the five years prior to retirement:

                              PENSION PLAN TABLE

                    ESTIMATED ANNUAL PENSION FOR YEARS OF CREDITED SERVICE
 FIVE YEAR     -----------------------------------------------------------------
AVERAGE ANNUAL    5        10        15        20        25       30       35
  EARNINGS      YEARS     YEARS     YEARS     YEARS     YEARS    YEARS    YEARS
  -------      -------   -------   -------   -------   -------  -------  -------
  150,000      12,750    25,500    38,250     51,000    63,750   76,500   89,250
  200,000      17,000    34,000    51,000     68,000    85,000  102,000  119,000
  250,000      21,250    42,500    63,750     85,000   106,250  127,500  148,750
  300,000      25,500    51,000    76,500    102,000   127,500  153,000  178,500
  350,000      29,750    59,500    89,250    119,000   148,750  178,500  108,250

The amounts above are payable upon retirement between ages 62 and 65. For retirement below age 62, the annual annuity amounts are reduced as provided in the Retirement Plan. At December 31, 1997, the years of credited service under the Retirement Plan for Mr. Shellhaas, Mr. Lettes, and Ms. Friedman were 16 years (including 14 years of credited service under the Cyprus Amax Retirement Plan for Salaried Employees), 18 years, and three years, respectively. For purposes of determining benefits under the Retirement Plan, covered compensation for these individuals includes the amounts shown in the "Salary" and "Bonus" columns of the Summary Compensation Table with certain minor adjustments.

Consulting Agreement

Pursuant to the terms of the Agreement, entered into as of March 24, 1997 (the "Consulting Agreement"), between the Company and Mr. Erdahl, Mr. Erdahl agreed to serve as the Company's Vice President and Chief Financial Officer. Mr. Erdahl receives fees prorated at the rate of $25,000 per month for the periods for which services are performed and is reimbursed for travel and related expenses. If the Company is actively engaged in negotiations with another party relating to a business combination during the term of the Consulting Agreement and such discussions conclude in the closing of a business combination during the term of the Consulting Agreement or six months thereafter, Mr. Erdahl will receive (i) a cash bonus of $125,000 payable upon closing of such business combination and (ii) an additional cash bonus payable upon closing equal to the excess, if any, of (a) the closing price of Common Stock on the closing date and
(b) $6.875, the closing price of Common Stock on March 24, 1997, times 20,000. The agreement may be terminated by the Company at any time for Cause (as defined in the Agreement).

Key Employee Separation Plan

The Amax Gold Inc. and Subsidiaries Key Employee Separation Plan, effective March 1997 (the "Separation Plan"), provides all executive officers (except Messrs. Ward and Erdahl) and certain other salaried employees of the Company with benefits in the event of a Change of Control (as defined in the Separation
Plan). The Separation Plan would provide benefits, based on salary grade level, equal to between 52 weeks and 104 weeks of the employee's annual salary and bonus (with the president of the Company receiving 156 weeks of pay). The Separation Plan is effective for any qualifying events occurring prior to December 31, 1999, and may be terminated at any time by 90 days' prior written notification to eligible key employees.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Block and Taylor, with Mr. Taylor serving as Chairman. Mr. Ward is Chairman, President and Chief Executive Officer of Cyprus Amax. Mr. Ward is compensated by Cyprus Amax, and the Company reimburses Cyprus Amax for a portion of his base salary and benefits attributable to his services as an officer of the Company. None of the present or former members of the Company's Compensation Committee served on the Cyprus Amax Compensation Committee, and no executive officers of the Company served on the Cyprus Amax Compensation Committee.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

As of January 30, 1998, the following table sets forth the amount of all equity securities of the Company and Cyprus Amax that are beneficially owned by each director of the Company, each of the executive officers named in the Summary Compensation Table above, and all directors and executive officers of the Company as a group. The table segregates shares held from those beneficially owned through ownership of options to purchase shares of Common Stock. A person is considered to "beneficially own" any shares (i) over which such person exercises sole or shared voting or investment power or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (e.g., through the exercise of stock options). Unless otherwise indicated, each person has sole voting and investment power with respect to the shares set forth opposite his or her name.

                                NUMBER OF SHARES     NUMBER OF SHARES          NUMBER OF
                                     OF THE               OF THE               SHARES OF
                                COMPANY COMMON       COMPANY SERIES B         CYPRUS AMAX
NAME OF BENEFICIAL OWNER          STOCK(1)(2)        PREFERRED STOCK        COMMON STOCK(1)
------------------------          -----------        ---------------        ---------------
Milton H. Ward                    135,000(3)                 -              1,246,581(4)
Richard H. Block                   26,500                    -                      -
Allen Born                         29,064(5)                 -                 23,648
Leland O. Erdahl                        -                    -                      -
Gerald J. Malys                    21,565(5)                 -                286,499(4)(6)
Vernon Taylor, Jr.                147,380(7)            23,000(7)              20,094(8)
Russell L. Wood                    20,442(5)                 -                      -
S. Scott Shellhaas                 51,945                    -                 38,992(4)
Mark A. Lettes                    126,694(3)                 -                    100
Deborah J. Friedman                73,636(3)               400                 23,752(4)

All directors and executive
 officers as a group
   (14 persons)                   803,259(9)            23,400              1,668,513(10)
---------------------------

(1) All amounts shown are less than one percent of the class, except for shares of Cyprus Amax's Common Stock owned by Mr. Ward, which represent approximately 1.3 percent of such class.
(2) Each share of $3.75 Series B Preferred Stock is convertible into 6.061 shares of Common Stock. Shares of Common Stock include shares obtainable upon conversion of the Series B Preferred Stock. Also included in the table above are shares of Common Stock held pursuant to the Thrift Plan and shares of restricted stock granted under the Long-Term Incentive Plan.
(3) Includes shares subject to options exercisable within 60 days: 115,000 shares for Mr. Ward; 89,750 shares for Mr. Lettes; and 34,000 shares for Ms. Friedman.
(4) Includes shares subject to options exercisable within 60 days: 814,588 shares for Mr. Ward; 180,176 shares for Mr. Malys; 23,000 shares for Mr. Shellhaas; and 20,200 shares for Ms. Friedman.
(5) Includes shares held in the Deferred Compensation Plan for Members of the Board of Directors: 12,926 shares for Mr. Born; 13,565 shares for Mr. Malys; and 14,442 shares for Mr. Wood.
(6)  The amount includes 20,000 shares held by Mrs. Malys.
(7) The amounts include 1,227 shares of Common Stock and 23,000 shares of $3.75 Series B Preferred Stock owned by trusts of which Mr. Taylor, as trustee, has investment or voting power.
(8) The amount includes 12,344 shares of Cyprus Amax Common Stock obtainable upon conversion of 6,000 shares of $4.00 Series A Convertible Preferred Stock of Cyprus Amax.
(9)  Includes 326,500 shares subject to options exercisable within 60 days.
(10) Includes 1,065,664 shares subject to options exercisable within 60 days.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

As of January 30, 1998, the following is, to the knowledge of the Company, the only person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is a beneficial owner of more than five percent of the Common Stock:

                   Name and address            Amount and nature        Percent
Title of Class   of beneficial owner        of beneficial ownership    of Class
--------------   -------------------        -----------------------    --------
Common           Cyprus Amax                      80,358,326(1)         62.92%
                 9100 East Mineral Circle
                 Englewood, Colorado 80112
______________________________
(1) This amount includes 12,850,671 shares of Common Stock that Cyprus Amax has the right to acquire within 60 days, but does not include shares that may be issued to Cyprus Amax in connection with the demand loan facility described under the heading "Items 1 and 2. Business and Properties - Agreements with Cyprus Amax."

On February 9, 1998, the Company announced that it entered into a merger agreement with Kinross Gold Corporation providing for a combination of the businesses. See Note 17 to the Financial Statements.


           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Items 1 and 2.  Business and Properties - Agreements with Cyprus Amax."

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMAX GOLD INC.


Date:  March 11, 1998               By  /s/ Leland O. Erdahl
                                        ----------------------------------------
                                        Leland O. Erdahl
                                        Vice President and Chief Financial
                                        Officer