Form 10-Q
period 1998-03-31
AMAX GOLD INC
filed 1998-05-08
CIK 814577

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________to ___________

                         Commission file number 1-9620

                                 AMAX GOLD INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                     06-1199974
------------------------------------------------    ----------------------------------
(State or other jurisdiction of incorporation or    (IRS Employers Identification No.)
                organization)

   9100 EAST MINERAL CIRCLE, ENGLEWOOD, COLORADO                  80112
---------------------------------------------------   ----------------------------
     (Address of principal executive offices)                   (Zip Code)

  Registrant's telephone number, including area code          (303) 643-5500
                                                           --------------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   No
                                        ---     ---

Common Stock Outstanding, $0.01 par value, as of May 8, 1998 - 114,933,311 shares

                                Total Pages - 31
                        Exhibit Index Located on Page 13

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 AMAX GOLD INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in millions except per share amounts)
                                  (Unaudited)



                                                             Three Months Ended
                                                                   March 31,
--------------------------------------------------------------------------------
                                                                1998     1997
--------------------------------------------------------------------------------
Revenues                                                      $ 62.7   $ 38.4
Costs and operating expenses:
  Cost of sales                                                 40.5     25.2
  Depreciation and depletion                                    19.6     11.4
  General and administrative                                     0.4      1.9
  Exploration                                                    1.1      0.8
--------------------------------------------------------------------------------
  Total costs and operating expenses                            61.6     39.3
--------------------------------------------------------------------------------
Income (loss) from operations                                    1.1     (0.9)
  Interest expense                                             (10.8)    (9.4)
  Capitalized interest                                             -      4.2
  Interest income                                                0.3      0.3
  Other                                                          6.4     (0.3)
--------------------------------------------------------------------------------
Loss before income taxes and cumulative
 effect of accounting change                                    (3.0)    (6.1)
Income tax expense                                                 -        -
--------------------------------------------------------------------------------
Loss before cumulative effect of
 accounting change                                              (3.0)    (6.1)
Cumulative effect of accounting change                             -      4.5
--------------------------------------------------------------------------------
Net loss                                                        (3.0)    (1.6)
Preferred stock dividends                                       (1.7)    (1.7)
--------------------------------------------------------------------------------
Loss attributable to common shares                            $ (4.7)   $(3.3)
================================================================================

Per common share:
 Loss before cumulative effect of
  accounting change                                           $ (.04)   $(.08)
 Cumulative effect of accounting change                            -      .05
--------------------------------------------------------------------------------
Net basic and diluted loss                                    $ (.04)   $(.03)
================================================================================

Weighted average common shares outstanding                     114.9     99.3
================================================================================


   The accompanying notes are an integral part of these financial statements.

                        AMAX GOLD INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                (Dollars in millions except par value of stock)

                                                                 March 31,
                                                                   1998      December 31,
                                                                (Unaudited)      1997
------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents                                           $   9.1        $  16.0
Restricted cash                                                    3.5            3.5
Inventories                                                       67.3           57.1
Receivables                                                       29.6           32.9
Other                                                             19.5           20.2
------------------------------------------------------------------------------------------
  Current assets                                                 129.0          129.7

Property, plant and equipment, net                               710.9          723.3
Other                                                             16.8           17.6
------------------------------------------------------------------------------------------
  Total assets                                                 $ 856.7        $ 870.6
==========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Cyprus Amax demand loan                                        $  73.3        $  73.3
Current maturities of long-term debt                              81.4           81.4
Accrued and other current liabilities                             49.8           39.1
Accounts payable, trade                                           15.5           24.2
Reclamation reserve, current portion                               7.6            8.0
------------------------------------------------------------------------------------------
  Current liabilities                                            227.6          226.0

Long-term debt                                                   331.1          345.7
Reclamation reserve, non-current portion                          18.8           13.8
Other                                                              9.3           11.3
------------------------------------------------------------------------------------------
  Total liabilities                                              586.8          596.8

Commitments and contingencies                                        -              -

Shareholders' equity:
 Preferred stock, par value $1.00 per share, authorized
  10,000,000 shares, 2,000,000 shares designated as
  $2.25 Series A Convertible Preferred Stock,
  no shares issued and outstanding; and 1,840,000 shares
  designated as $3.75 Series B Convertible Preferred
  Stock, issued and outstanding 1,840,000 shares                   1.8            1.8
 Common Stock, par value $.01 per share, authorized
  200,000,000 shares, issued and outstanding 114,917,375
  shares in 1998 and 114,850,103 shares in 1997                    1.1            1.1
 Paid-in capital                                                 408.9          408.6
 Accumulated deficit                                            (135.5)        (130.8)
 Unearned equity - financing costs                                (6.4)          (6.9)
------------------------------------------------------------------------------------------
  Total shareholders' equity                                     269.9          273.8
------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                   $ 856.7        $ 870.6
==========================================================================================

   The accompanying notes are an integral part of these financial statements.

                        AMAX GOLD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)


                                                             Three Months Ended
                                                                   March 31,
--------------------------------------------------------------------------------
                                                                1998     1997
--------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net loss                                                     $ (3.0)  $ (1.6)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and depletion                                   19.6     11.4
   Cumulative effect of accounting change                          -     (4.5)
   Increase (decrease) in reclamation reserve                    4.6     (0.4)
   Increase (decrease) in working capital items                 (8.2)     6.8
--------------------------------------------------------------------------------
Net cash provided by operating activities                       13.0     11.7
--------------------------------------------------------------------------------
Cash Flows from Investing Activities:
 Capital expenditures                                           (3.5)    (5.9)
 Capitalized interest                                              -     (4.2)
--------------------------------------------------------------------------------
Net cash used in investing activities                           (3.5)   (10.1)
--------------------------------------------------------------------------------
Cash Flows from Financing Activities:
 Proceeds from financings                                          -     12.3
 Repayments of financings                                      (14.6)    (0.7)
 Deferred financing costs                                       (0.1)    (0.8)
 Preferred dividends paid                                       (1.7)    (1.7)
--------------------------------------------------------------------------------
Net cash provided by (used in) financing activities            (16.4)     9.1
--------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                 (6.9)    10.7
Cash and equivalents at January 1                               16.0     11.1
--------------------------------------------------------------------------------
Cash and equivalents at March 31                              $  9.1   $ 21.8
================================================================================


   The accompanying notes are an integral part of these financial statements.

                                 AMAX GOLD INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying interim unaudited financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation. Results for any interim period are not necessarily indicative of the results that may be achieved in future periods. The financial information as of this interim date should be read in conjunction with the financial statements and notes thereto contained in Amax Gold Inc.'s (Amax Gold or the Company) Annual Report on Form 10-K for the year ended December 31, 1997. The Company is currently approximately 58.8 percent owned by Cyprus Amax Minerals Company (Cyprus Amax).

2.  MERGER AGREEMENT

On February 9, 1998, the Company announced that it had entered into a merger agreement with Kinross Gold Corporation (Kinross) providing for a combination of their businesses. In the merger, each share of the Company's common stock will be converted into 0.8004 of a share of Kinross common stock. Cyprus Amax has agreed to contribute $135 million of cash and indebtedness to Kinross at the effective time of the merger in exchange for approximately 35 million shares of Kinross common stock.

3.  CHANGE IN ACCOUNTING POLICIES

As of January 1, 1997, the Company changed its accounting policy to include depreciation and depletion in inventory, which has the effect of recording depreciation and depletion expense in the statement of operations as gold is sold rather than as it is produced. The cumulative effect of this accounting change was a $4.5 million reduction of the net loss as of January 1, 1997. This accounting change was made in order to better match current costs with revenues and to conform with prevailing gold industry practice.

4.  INVENTORIES

Inventories consist of the following (in millions):
                                                         March 31,  December 31,
                                                           1998         1997
--------------------------------------------------------------------------------
Gold:
  Finished goods                                          $ 27.2       $23.3
  Work-in-process                                            2.9         3.6
Materials and supplies                                      37.2        30.2
--------------------------------------------------------------------------------
                                                          $ 67.3      $ 57.1
================================================================================

5.  LONG-TERM DEBT

The Company did not borrow any additional amounts during the first quarter of 1998 under the Cyprus Amax demand loan facility. During April 1998, an additional $5 million was borrowed for a total of $78.3 million outstanding under this facility as of May 8, 1998. The Company pays interest on amounts outstanding at LIBOR plus 2.25 percent. Any outstanding amount at the effective date of the Kinross merger will be transferred to Kinross in exchange for Kinross common shares. See Note 2 for further discussion.

6.  HEDGE CONTRACTS

Forward sales contracts, generally on a spot deferred basis, put option contracts and compound options are entered into from time to time to protect the Company from the effect of price changes on precious metals sales. During the first quarter of 1998, the Company's realized price was $338 per ounce on 185,452 ounces of gold compared with an average spot price of $294 per ounce.
As of March 31, 1998, the Company's outstanding hedge contracts were as follows:

                                             Average
                                          Realized Price
                           Gold Ounces      Per Ounce             Period
--------------------------------------------------------------------------------
Forward sales/(1)/           521,350          $362        Apr. 1998 - Mar. 2002
Purchased put options        295,100          $357        Apr. 1998 - Dec. 2000

/(1)/ Primarily on a spot deferred forward basis, which allows for deferral of the delivery of gold ounces to a later date at a renegotiated gold price.

The market value of the Company's hedge contracts at March 31, 1998, was approximately $45.0 million. Market valuations are dependent on gold prices, option volatility and interest rates, which can vary significantly. Forward sales contracts and purchased put options will be utilized to hedge against declines in gold prices for the Company's future gold production while maintaining benefits in the event of higher gold prices.

As of March 31, 1998, the Company's outstanding commodity derivative contracts, which are marked to market, are as follows:

                                                     Average
                                                  Realized Price
                                     Gold Ounces    Per Ounce                  Period
-----------------------------------------------------------------------------------------------
Forward purchases                      760,253        $312              Apr. 1998 - Mar. 1999
Purchased put options                  463,700        $341              Apr. 1998 - Dec. 1998
Purchased compound put options         138,000        $322              Dec. 1998 - Dec. 2000
Sold put options                       442,892        $299              Apr. 1998 - Dec. 1999
Purchased compound call options         38,000        $285              Dec. 1998
Sold call options                       74,100        $317              Apr. 1998 - Aug. 1998

The decline in the mark to market gain on the Company's commodity derivative contract from $5.0 million at December 31, 1997, to $4.0 million at March 31, 1998, has been reflected in the consolidated statement of operations.

As a requirement of the Fort Knox financing, the Company entered into interest rate swaps and swap option agreements to reduce the impact of changes in interest rates. At March 31, 1998, the Company had interest rate swaps and swap option sales contracts that if exercised between April 1998 and June 1998 would obligate the Company to pay a fixed rate of 6.0 percent over an average term of
0.5 years on a principal amount of $165 million. The Company also purchased swap options with the right to pay 6.7 percent over an average term of 1.5 years on a principal amount of $70 million. In connection with the Kinross merger, the Fort Knox financing is expected to be repaid. The market value of the Company's interest rate swap options at March 31, 1998, was not significant.

7.  COMMITMENTS AND CONTINGENCIES

Reclamation, site restoration and closure costs are accrued on a units-of-production basis using estimates based upon current federal, state and applicable foreign laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally becoming more restrictive. Any changes in these laws and regulations could impact future estimated reclamation costs. Total reclamation costs for the Company at the end of current operating mine lives are estimated to be approximately $49.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               PRODUCTION RESULTS

The following table sets forth the Company's ounces of gold production, production costs, ounces of gold sold and average realized prices for the three months ended March 31, 1998 and 1997.

                                                                 Three Months Ended
                                                                       March 31,
-------------------------------------------------------------------------------------
                                                                     1998      1997
-------------------------------------------------------------------------------------

GOLD PRODUCTION (OUNCES)/(1)/
 Fort Knox                                                         87,232    29,224
 Kubaka                                                            60,417         -
 Refugio                                                           24,273    25,930
 Hayden Hill                                                       15,082    22,211
 Guanaco                                                           10,542    25,869
-------------------------------------------------------------------------------------
 Consolidated gold production                                     197,546   103,234
-------------------------------------------------------------------------------------
CASH OPERATING COSTS ($ PER OUNCE OF GOLD PRODUCED)/(1)//(2)/
 Fort Knox                                                       $    189  $    181
 Kubaka                                                               143         -
 Refugio                                                              290       248
 Hayden Hill                                                          108       236
 Guanaco                                                              132       251
-------------------------------------------------------------------------------------
 Consolidated average cash operating costs                       $    178  $    227
-------------------------------------------------------------------------------------
TOTAL CASH COSTS ($ PER OUNCE OF GOLD PRODUCED)/(1)//(2)/
 Fort Knox                                                       $    189  $    181
 Kubaka                                                               169         -
 Refugio                                                              304       265
 Hayden Hill                                                          121       245
 Guanaco                                                              152       263
-------------------------------------------------------------------------------------
 Consolidated total cash costs                                   $    190  $    236
-------------------------------------------------------------------------------------
TOTAL PRODUCTION COSTS ($ PER OUNCE OF GOLD PRODUCED)/(1)//(2)/
 Fort Knox                                                       $    340  $    353
 Kubaka                                                               274         -
 Refugio                                                              415       360
 Hayden Hill                                                          330       340
 Guanaco                                                              152       397
-------------------------------------------------------------------------------------
 Consolidated total production costs                             $    318  $    363
=====================================================================================
Ounces of gold sold                                               185,452    99,078
Average realized price per ounce sold                            $    338  $    388
=====================================================================================

/(1)/ Commercial production commenced at Kubaka on June 1, 1997, and at Fort
      Knox on March 1, 1997. Consolidated total cash costs exclude the impact of the write-down of heap leach inventories at Guanaco in 1996. Mining at Guanaco was completed during the second quarter of 1997, and mining at Hayden Hill was completed in the fourth quarter of 1997, with residual leaching at both mines continuing during 1998.
/(2)/ Cash operating costs at the mine sites include overhead, net of credits for silver by-products. Total cash costs include cash operating costs plus royalties and applicable production taxes. Total production costs include total cash costs plus reclamation and depreciation and depletion.

RESULTS OF OPERATIONS

Amax Gold Inc. reported a first quarter 1998 net loss of $3.0 million, or $.04 per share, on revenue of $62.7 million compared with a 1997 first quarter net loss of $1.6 million, or $.03 per share on revenue of $38.4 million. The 1998 first quarter results included a $6.7 million gain on the sale of certain Guanaco assets while the 1997 first quarter results included a $4.5 million benefit for a first quarter inventory accounting change. Excluding the special items, the 1998 first quarter net loss was $9.7 million, or $.08 per share, compared with the 1997 first quarter net loss of $6.1 million, or $.08 per share. Operating income improved to $1.1 million for the first quarter of 1998 compared with an operating loss of $0.9 million for the 1997 first quarter. Significantly higher gold production of 197,546 ounces and lower cash costs of $190 per ounce for the first quarter of 1998, substantially offset by lower gold realizations, resulted in the improved operating income.

During February 1998, the Company announced that it had agreed to merge with Kinross Gold Corporation. The combination of these two companies will result in the fifth largest gold producer in North America with annual production of
approximately 1.2 million ounces.   It is expected that the merger will be
completed during the second quarter.

Amax Gold's average realized price for the first quarter of 1998 was $338 per ounce, compared with $388 per ounce for the 1997 first quarter and compared with an average spot gold price of $294 per ounce for the first quarter of 1998.
Gold sales of 185,452 ounces in the first quarter of 1998 nearly doubled compared with the first quarter of 1997 due to the commencement of commercial production at Kubaka and a full quarter of production at Fort Knox, offset by lower production at Hayden Hill and Guanaco as those mines transitioned into residual heap leaching.

The Company's first quarter 1998 gold production increased more than 91 percent to 197,546 ounces compared with 103,234 ounces in the 1997 first quarter. Commencement of commercial production at Kubaka and a full quarter of production at Fort Knox were responsible for the increase. The 50 percent owned Kubaka mine reported record production of 60,417 ounces for Amax Gold's account during the first quarter of 1998 due to higher mill recovery and head grade. Fort Knox's production of 87,232 ounces was lower than the previous quarter's due to the effects of frozen ore in January, a liner change during February and lower mill head grades in March. Fort Knox's production and grade have returned to normal levels during the second quarter of 1998. Operations at Refugio in the first quarter were affected by material handling problems, which were resolved, but resulted in a slight decrease in production compared with the prior year's quarter. The Company's 50 percent share of quarterly production was 24,273 ounces compared with 25,930 ounces for the 1997 first quarter. Due to winterization of the plant and construction of an alternate access road, the Refugio mine is also now better prepared to enter the winter months and is not expected to experience the significant declines in production rates that occurred during the unusually harsh winter of 1997. Mining was completed at both Hayden Hill and Guanaco during 1997, which resulted in the decrease in
production at each mine.   Production at Hayden Hill and Guanaco will continue
to decline during 1998 as residual leaching continues.

The Company's first quarter 1998 cost of sales increased nearly 61 percent to $40.5 million compared with $25.2 million in the first quarter of 1997 as a result of the increased production and sales. However, cost of sales did not increase proportionately to the increased production and sales due to lower cash costs. Consolidated total cash costs fell by more than 19 percent to $190 per ounce for the first quarter of 1998 from $236 per ounce in the first quarter of 1997. Fort Knox's cash costs of $189 per ounce for the 1998 first quarter were slightly higher than the first quarter of 1997 due to lower production levels, which have returned to normal in the second quarter. As a result of higher recovery and head grade, Kubaka's first quarter 1998 cash costs of $169 per ounce were lower than any previous full quarter. Refugio's cash costs for the 1998 first quarter were $304 per ounce, primarily due to the operational difficulties previously discussed. Hayden Hill and Guanaco's first quarter 1998 cash costs of $121 per ounce and $152 per ounce, respectively, were significantly lower than 1997 first quarter cash costs at each mine due to the absence of mining costs. Hayden Hill's full costs for the first quarter of 1998 include a $209 per ounce charge for reclamation costs reflecting an increase of the Company's current estimate of final closure costs.

First quarter 1998 depreciation and depletion increased to $19.6 million from $11.4 million in the first quarter of 1997, primarily as a result of the increase in production, partially offset by a slightly lower depreciation and depletion rate resulting from the addition in December 1997 of approximately 450,000 contained ounces to the Fort Knox reserves.

General and administrative expenses of $0.4 million for the first quarter of 1998 are significantly lower than the 1997 first quarter expense of $1.9 million. The decrease is mainly attributed to crediting approximately $0.8 million to general and administrative expenses for the fee the Company earns managing the Kubaka project.

The $0.3 million increase in exploration expense to $1.1 million for the first quarter of 1998 resulted from the absence of a payment received during the first quarter of 1997 relating to the sale of the Robertson project, located in Nevada, which was discontinued during 1996.

Higher interest expense of $10.8 million for the first quarter of 1998 compared with $9.4 million for the 1997 first quarter was primarily attributed to the assumption of about $73 million of debt in connection with the Kubaka acquisition, which carries substantially higher interest rates than the Company's other debt. Due to the completion of the Company's construction projects, no interest was capitalized during the 1998 first quarter compared with $4.2 million capitalized during the 1997 first quarter.

During February 1998, Amax Gold entered into an agreement with Cyprus Amax to sell a portion of the Company's foreign tax net operating losses. In connection with this transaction, the Company recognized a $6.7 million gain, which has been included in other income.

LIQUIDITY AND CAPITAL RESOURCES

Amax Gold's cash flow from operations for the first quarter of 1998 increased slightly to $13.0 million compared with $11.7 million for the 1997 first quarter due to lower consolidated cash costs coupled with higher production, partially offset by lower realizations. Cash flow from operations during the first quarter of 1998 was adversely affected by the build-up of materials and supplies inventory at Kubaka, since the winter ice road used to supply the mine site is only open from January through April.

Capital spending of $3.5 million for the 1998 first quarter was lower than the $5.9 million spent during the 1997 first quarter since the Company's major construction projects were completed during the first quarter of 1997. Approximately $2.2 million was spent at Refugio during the 1998 first quarter to address certain operational inefficiencies remaining from the construction of the mine while the remaining $1.3 million was spent at Fort Knox, primarily on certain deferred construction projects.

No additional funds were borrowed under the Cyprus Amax demand loan facility during the first quarter of 1998. The Company borrowed $5 million under the Cyprus Amax demand loan facility during April 1998, for a total outstanding balance of $78.3 million as of May 8, 1998. Scheduled Fort Knox debt repayments of approximately $14.6 million during the first quarter of 1998 were made primarily with cash flows from operations. With continued reductions in capital spending expected for the remainder of 1998 and with the anticipated higher production and lower cash costs, the Company expects to generate sufficient funds for general corporate purposes, capital expenditures, working capital build-up and interest payments. Assuming the price of gold remains at current levels, the Company does anticipate borrowing additional amounts under the Cyprus Amax demand loan facility for a portion of its 1998 debt service. In connection with the Kinross merger, approximately $335 million of the Company's debt will be eliminated, including the Cyprus Amax demand loan facility.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such forward-looking statements include statements regarding expected dates for gold sales, reserve additions, production improvements at Refugio and Fort Knox, projected quantities of future gold production, estimated reserves and recovery rates, anticipated production rates, costs and expenditures, prices realized by the Company and expected to be realized, expected future cash flows, anticipated financing needs, growth plans and sources of financing and repayment alternatives and timing and results of the pending business combinations. Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile price of gold, the political and economic risks associated with foreign operations, cost overruns, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits and approvals, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, environmental risks, the results of financing efforts and financial market conditions and other risk factors detailed in the Company's Securities and Exchange Commission filings. Refer to the Risk Factors on pages 19 to 23 of the Company's Information Statement as filed with the Securities and Exchange Commission on April 23, 1998, for a more detailed discussion of risks. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On February 13, 1998, a purported class action was filed in the Court of Chancery of Delaware by two Amax Gold Stockholders entitled Joseph Ratzerdorfer, and Victoria Shaev, IRA v. Milton H. Ward, et al., C.A. No. 16189-NC, against Cyprus Amax, the Company's Board, and the Company as a nominal defendant. The complaint alleges, among other things, that the defendants breached their fiduciary duties of loyalty and due care in connection with Amax Gold's entry into the Kinross merger agreement because: the terms of the Merger are unfair, inadequate, and the product of self-dealing due to the differences between the consideration to be received by Cyprus Amax and minority stockholders; Cyprus Amax controls Amax Gold, the Amax Gold Board and Special Committee have conflicts of interest arising from the fact that certain of the directors own Cyprus Amax stock, serve on the boards of both companies, and/or were nominated to Amax Gold's Board by directors who suffer from conflicts of interest; defendants have failed to disclose certain non-public information regarding the value of Amax Gold's assets and Amax Gold's future earnings and profitability potential; and the timing of the announcement of the Merger was designed to place an artificial cap on the market price of the Company's shares to enable Cyprus Amax to obtain the greatest consideration for its stake in Amax Gold. The complaint seeks, among other things, an injunction prohibiting the consummation of the Merger and, in the event the Merger is consummated, an order rescinding the transaction and/or awarding damages in an unspecified amount. Amax Gold believes that the complaint is without merit and intends to defend the matter vigorously.

         Piedmont Mining Company and Lancaster Mining Company Inc. have appealed the April 1998 order of the South Carolina Circuit Court, denying their motion for reconsideration of the dismissal of certain claims against the Company and certain subsidiaries.

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In connection with the Kinross merger, Cyprus Amax agreed to vote its 58.8% of the Company's shares in favor of, and granted Kinross a proxy to vote the Company's shares held by Cyprus Amax and certain of its affiliates in favor of, the merger. On March 11, 1998, Cyprus Amax executed a written consent in favor of the merger. Pursuant to Section 228 of the Delaware General Corporate Law and the Certificate of Incorporation of the Company, no additional approval by Amax Gold's Stockholders is required.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits

             Exhibit Number                          Exhibit
             --------------                          -------

                   10.1            Resolution of the Board of Directors of Amax Gold Inc., dated
                                   February 9, 1998 amending the following plans:

                                   1. Deferred Compensation Plan for Members of the Board of
                                      Directors of Amax Gold Inc.
                                   2. Amax Gold Inc. 1992 Stock Option Plan
                                   3. Amax Gold Inc. Key Executives Long-Term Incentive Plan
                                   4. Amax Gold Inc. Separation Plan for Key Employees

                   10.2            Nominee Agreement dated February 9, 1998 between Cyprus
                                   Amax Minerals Company and Amax Gold Inc.

                   10.3            Sponsor Agreement dated February 9, 1998 between Cyprus
                                   Amax Minerals Company and Amax Gold Inc.

                   (27)            Financial Data Schedule

         (B)  Reports on Form 8-K - None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AMAX GOLD INC.



                                   By /s/ Leland O. Erdahl
                                      ------------------------------
                                      Leland O. Erdahl
                                      Vice President and Chief Financial Officer
                                      (principal financial officer)



Dated:  May 8, 1998