Form 10-Q
period 1998-06-30
AMAX GOLD INC
filed 1998-09-08
CIK 814577

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________to ___________

                          Commission file number 1-9620

                                 AMAX GOLD INC.
             (Exact name of registrant as specified in its charter)



           DELAWARE                                       06-1199974
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)



185 South State Street, Suite 820
Salt Lake City, Utah                                           84111
----------------------------------------               -------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code          (801) 363-9152
                                                       -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Common Stock Outstanding, $0.01 par value, as of August 28,1998 - 92,213,928 shares

                                 Total Pages 14
                        Exhibit Index Located on Page 14

                         PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                                 AMAX GOLD INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in millions except per share amounts)
                                   (Unaudited)

                                                                  Three Months Ended                    Six Months Ended
                                                                       June 30,                             June 30,
                                                             ---------------------------           ---------------------------
                                                               1998               1997               1998               1997
                                                             --------           --------           --------           --------
Revenues                                                     $   74.5           $   73.3           $  137.2           $  111.7
                                                             --------           --------           --------           --------

Costs and expenses:
   Cost of sales                                                 42.5               43.2               83.0               68.4
   Depreciation and depletion                                    28.9               25.1               48.5               36.5
   General and administrative                                      --                2.0                0.4                3.9
   Exploration                                                    1.7                1.5                2.8                2.3
                                                             --------           --------           --------           --------

   Total costs and expenses                                      73.1               71.8              134.7              111.1
                                                             --------           --------           --------           --------

Income from operations                                            1.4                1.5                2.5                0.6
   Interest expense                                              (8.3)             (10.3)             (19.1)             (19.7)
   Capitalized interest                                            --                 --                 --                4.2
   Interest income                                                0.2                0.6                0.5                0.9
   Other                                                         (1.0)              (0.9)               5.4               (1.2)
                                                             --------           --------           --------           --------

Loss before income tax expense and cumulative
 effect of accounting change and extraordinary item              (7.7)              (9.1)             (10.7)             (15.2)
Income tax expense                                                 --               (0.1)                --               (0.1)
                                                             --------           --------           --------           --------

Loss before cumulative effect of
 accounting change and extraordinary item                        (7.7)              (9.2)             (10.7)             (15.3)
Cumulative effect of accounting change                             --                 --                 --                4.5
                                                             --------           --------           --------           --------

Loss before extraordinary item                                   (7.7)              (9.2)             (10.7)             (10.8)
Extraordinary item - loss on early
 extinguishment of debt                                         (11.5)                --              (11.5)                --
                                                             --------           --------           --------           --------

Net loss                                                        (19.2)              (9.2)             (22.2)             (10.8)
                                                             --------           --------           --------           --------

Preferred stock dividends                                        (1.7)              (1.7)              (3.4)              (3.4)
                                                             --------           --------           --------           --------

Loss attributable to common shares                           $  (20.9)          $  (10.9)          $  (25.6)          $  (14.2)
                                                             ========           ========           ========           ========


Per common share:
 Loss before cumulative effect of accounting
  change and extraordinary item                              $   (.09)          $   (.11)          $   (.13)          $   (.18)
 Cumulative effect of accounting change                            --                 --                 --                .04
                                                             --------           --------           --------           --------

 Loss before extraordinary item                                  (.09)              (.11)              (.13)              (.14)
 Extraordinary item - loss on early
  extinguishment of debt                                         (.10)                --               (.10)                --
                                                             --------           --------           --------           --------

Loss per common share                                        $   (.19)          $   (.11)          $   (.23)          $   (.14)
                                                             ========           ========           ========           ========


Weighted average common
 shares outstanding                                             107.8              103.6              111.4              101.5
                                                             ========           ========           ========           ========


        The accompanying notes are an integral part of these statements.

                                 AMAX GOLD INC.
                           CONSOLIDATED BALANCE SHEET
                   (Dollars in millions except share amounts)

                                                                                     June 30,
                                                                                       1998          December 31,
                                                                                    (Unaudited)         1997
                                                                                    ----------       ------------
ASSETS
Cash and equivalents                                                                  $ 22.7           $ 16.0
Restricted cash                                                                          3.5              3.5
Inventories                                                                             50.7             57.1
Receivables                                                                             42.7             32.9
Other                                                                                   11.5             20.2
                                                                                      ------           ------

   Current assets                                                                      131.1            129.7

Property, plant and equipment, net                                                     700.5            723.3
Other                                                                                    3.3             17.6
                                                                                      ------           ------

   Total assets                                                                       $834.9           $870.6
                                                                                      ======           ======


LIABILITIES AND SHAREHOLDERS' EQUITY
Demand note from parent                                                               $ 90.3           $ 73.3
Current maturities of long-term debt                                                    26.2             81.4
Accounts payable, trade                                                                 11.3             24.2
Accrued and other current liabilities                                                   37.5             39.1
Reclamation reserve, current portion                                                     7.5              8.0
                                                                                      ------           ------

   Current liabilities                                                                 172.8            226.0

Advance from parent                                                                    241.3               --
Long-term debt                                                                         131.7            345.7
Reclamation reserve, noncurrent portion                                                 21.3             13.8
Other                                                                                   12.0             11.3
                                                                                      ------           ------

   Total liabilities                                                                   579.1            596.8

Commitments and contingencies                                                             --               --

Shareholders' equity:
   Preferred stock, par value $1.00 per share, authorized 10,000,000 shares,
    1,840,000 shares have been designated as $3.75 Series B Convertible
    Preferred Stock, issued and outstanding 1,840,000 shares                             1.8              1.8
   Common stock, par value $.01 per share, authorized
    200,000,000 shares, issued and outstanding 92,213,928
    shares in 1998 and 114,850,103 shares in 1997                                        0.9              1.1
Paid-in capital                                                                        409.5            408.6
Accumulated deficit                                                                   (156.4)          (130.8)
Unearned equity-financing costs                                                           --             (6.9)
                                                                                      ------           ------

   Total shareholders' equity                                                          255.8            273.8
                                                                                      ------           ------

   Total liabilities and shareholders' equity                                         $834.9           $870.6
                                                                                      ======           ======


        The accompanying notes are an integral part of these statements.

                                 AMAX GOLD INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                 June 30,
                                                                        -------------------------
                                                                          1998              1997
                                                                        -------           -------
Cash Flows from Operating Activities:
   Net loss                                                             $ (22.2)          $ (10.8)
   Adjustments to reconcile net loss to
    cash provided by operating activities:
    Depreciation and depletion                                             48.5              36.5
    Cumulative effect of accounting change                                   --              (4.5)
    Extraordinary item - loss on early extinguishment of debt              11.5                --
    Increase (decrease) in reclamation reserves                             7.5               0.2
    Loss on sale of assets                                                  0.6                --
    Increase in working capital items                                     (21.5)              0.1
    Other                                                                  (4.0)              0.3
                                                                        -------           -------

Net cash provided by operating activities                                  28.4              21.8
                                                                        -------           -------

Investing Activities:
   Capital expenditures                                                   (10.0)            (17.0)
   Proceeds from sale of assets                                             2.0                --
   Capitalized interest                                                      --              (4.2)
                                                                        -------           -------

Net cash used by investing activities                                      (8.0)            (21.2)
                                                                        -------           -------

Financing Activities:
   Proceeds from financings                                               272.8              90.7
   Repayments of financings                                              (269.2)            (82.7)
   Deferred financing costs                                                (0.1)             (1.1)
   Issuance of common stock                                                 0.7                --
   Merger costs                                                           (14.5)               --
   Cash acquired in connection with
    purchase of Kubaka investment                                            --               7.0
   Cash dividends paid                                                     (3.4)             (3.4)
                                                                        -------           -------

Net cash (used by) provided by financing activities                       (13.7)             10.5
                                                                        -------           -------


Net increase in cash and equivalents                                        6.7              11.1
Cash and equivalents at January 1                                          19.5              11.1
                                                                        -------           -------

Cash and equivalents at June 30                                         $  26.2           $  22.2
                                                                        =======           =======


Non-cash Transaction:
Issuance of common stock for purchase of
 Kubaka investment, net of cash acquired:
   Working capital, other than cash                                     $    --           $ (10.3)
   Property, plant and equipment                                             --            (114.2)
   Debt                                                                      --              79.5
                                                                        -------           -------

                                                                        $    --           $ (45.0)
                                                                        =======           =======




        The accompanying notes are an integral part of these statements.

                                 AMAX GOLD INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                   (Unaudited)


1.     BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation. Results for any interim period are not necessarily indicative of the results that may be achieved in future periods. The financial information as of this interim date should be read in conjunction with the financial statements and notes thereto contained in Amax Gold Inc.'s (Amax Gold or the Company) Annual Report on Form 10-K for the year ended December 31, 1997.

On June 1, 1998, the Company completed a merger agreement with Kinross Gold Corporation (Kinross) providing for a combination of their businesses. In the merger, each outstanding share of the Company's Common Stock was converted into
0.8004 of a share of Kinross Common Stock. Kinross Merger Corporation, a wholly-owned subsidiary of Kinross (Kinross Merger), was merged with and into the Company and the Company became a wholly-owned subsidiary of Kinross. Immediately following the effective time of the merger, the Company, as the surviving entity of the combination with Kinross Merger, issued to Kinross 92,213,928 shares of the Company's Common Stock, representing all of the issued and outstanding shares of the Company's Common Stock. Kinross subsequently transferred ownership of such shares to Kinross Gold U.S.A., Inc., a wholly-owned subsidiary of Kinross which is currently the sole holder of the Company's Common Stock. Prior to the merger, the Company was approximately 59% owned by Cyprus Amax Minerals Company (Cyprus Amax). For additional information regarding the merger, refer to an Information Statement/Prospectus dated April 23, 1998 filed with the Securities and Exchange Commission (SEC) pursuant to the Securities Exchange Act of 1934, as amended (Exchange Act).

2.     CHANGE IN ACCOUNTING POLICIES

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

3.     INVENTORIES

Inventories consist of the following (in millions):

                                June 30,       December 31,
                                   1998             1997
                                -------          -------
Gold:
  Finished goods                $  17.7          $  23.3
  Work-in-process                   2.8              3.6
Materials and supplies             30.2             30.2
                                -------          -------

                                $  50.7          $  57.1
                                =======          =======


4.     LONG-TERM DEBT

During April and May 1998, the Company borrowed an additional $17.0 million under its demand loan facility with Cyprus Amax. In connection with the merger, the Company's outstanding $90.3 million demand loan with Cyprus Amax was transferred to Kinross U.S.A., a wholly-owned U.S. subsidiary of Kinross. During June 1998, Kinross U.S.A. advanced the Company approximately $255.8 million which was used to pay down outstanding debt. There is no interest charged to the Company by Kinross U.S.A. on the demand loan or outstanding advances.

As a result of the early repayment of debt, the Company realized an extraordinary charge of $11.5 million related to writing off unamortized financing costs.

5.     HEDGE CONTRACTS

Forward sales contracts, generally on a spot deferred basis, put option contracts and compound options are entered into from time to time to protect the Company from the effect of price changes on precious metals sales. During the second quarter of 1998, the Company's realized price was $312 per ounce on 238,785 ounces of gold compared with an average spot price of $300 per ounce.

As of June 30, 1998, the Company's outstanding hedge contracts were as follows:

                                                         Average
                                                     Realized Price
                                    Gold Ounces         Per Ounce                 Period
                                    -----------      --------------        ---------------------
Forward sales(1)                      222,300             $412             July 1998 - Mar. 2002
Purchased put options                  98,000             $423             July 1998 - Dec. 2000


(1) Primarily on a spot deferred forward basis, which allows for deferral of the delivery of gold ounces to a later date at a renegotiated gold price.

The market value of the Company's hedge contracts at June 30, 1998, was approximately $46.0 million. Market valuations are dependent on gold prices, option volatility and interest rates, which can vary significantly.

As of June 30, 1998, the Company's outstanding commodity derivative contracts, which are marked to market, are as follows:

                                                         Average
                                                     Realized Price
                                    Gold Ounces         Per Ounce                 Period
                                    -----------      --------------       ---------------------
Forward purchases                     265,205            $282             July 1998 - Dec. 1998
Purchased put options                 381,700            $330             July 1998 - Dec. 1998
Sold put options                       77,200            $287             July 1998 - Dec. 1998
Purchased compound call options       300,000            $393             Dec. 1998

During July 1998, the Company liquidated its hedge position and received approximately $45.9 million in cash. In connection with the transaction the Company recognized a gain of $41.7 million, net of costs previously incurred. The gain will be included in revenue over the period the underlying hedge contracts were originally scheduled to expire.

As a requirement of the Fort Knox financing, the Company entered into interest rate swaps and swap option agreements to reduce the impact of changes in interest rates. In connection with the Kinross merger, the Fort Knox financing was repaid.

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

                                                                      Three Months Ended                   Six Months Ended
                                                                           June 30,                            June 30,
                                                                  --------------------------          --------------------------
                                                                    1998              1997              1998              1997
                                                                  --------          --------          --------          --------
GOLD PRODUCTION (OUNCES)(1)
   Fort Knox                                                       106,508            94,831           193,740           124,055
   Kubaka                                                           60,483            17,432           120,900            17,432
   Refugio                                                          18,983            18,376            43,256            44,306
   Guanaco                                                           9,150            32,018            19,692            57,887
   Hayden Hill                                                      10,650            29,836            25,732            52,047
                                                                  --------          --------          --------          --------

   TOTAL GOLD PRODUCTION                                           205,774           192,493           403,320           295,727
                                                                  --------          --------          --------          --------

CASH OPERATING COSTS ( $ PER OUNCE OF GOLD PRODUCED)(2)
   Fort Knox                                                      $    155          $    170          $    170          $    172
   Kubaka                                                              152               137               148               137
   Refugio                                                             293               305               291               272
   Guanaco                                                             107               199               120               222
   Hayden Hill                                                          84               185                98               207
                                                                  --------          --------          --------          --------

   AVERAGE CASH OPERATING COSTS                                   $    161          $    187          $    169          $    201
                                                                  --------          --------          --------          --------

TOTAL CASH COSTS ( $ PER OUNCE OF GOLD PRODUCED)(2)
   Fort Knox                                                      $    155          $    170          $    170          $    172
   Kubaka                                                              180               160               175               160
   Refugio                                                             308               324               305               289
   Guanaco                                                             105               212               130               235
   Hayden Hill                                                          97               193               111               215
                                                                  --------          --------          --------          --------

   AVERAGE TOTAL CASH COSTS                                       $    171          $    194          $    180          $    209
                                                                  --------          --------          --------          --------

TOTAL PRODUCTION COSTS ( $ PER OUNCE OF GOLD PRODUCED)(2)
   Fort Knox                                                      $    314          $    342          $    325          $    344
   Kubaka                                                              290               260               284               260
   Refugio                                                             421               420               418               385
   Guanaco                                                             105               346               130               369
   Hayden Hill                                                         262               285               302               308
                                                                  --------          --------          --------          --------

   AVERAGE TOTAL PRODUCTION COSTS                                 $    303          $    337          $    312          $    342
                                                                  ========          ========          ========          ========

 OUNCES OF GOLD SOLD                                               238,785           195,971           424,236           295,049
 AVERAGE PRICE PER OUNCE SOLD                                     $    312          $    374          $    323          $    379
                                                                  ========          ========          ========          ========


(1) Commercial production commenced at Kubaka on June 1, 1997, and at Fort Knox on March 1, 1997. Consolidated total cash costs exclude the impact of the write-down of heap leach inventories at Guanaco in 1996. Mining at Guanaco was completed during the second quarter of 1997, and mining at Hayden Hill was completed in the fourth quarter of 1997, with residual leaching at both mines continuing during 1998.

(2) Cash operating costs at the mine sites include overhead, net of credits for silver by-products. Total cash costs include cash operating costs plus royalties and applicable production taxes. Total production costs include total cash costs plus reclamation and depreciation and depletion.

RESULTS OF OPERATIONS

Amax Gold Inc. reported a second quarter 1998 loss including preferred stock dividends of $20.9 million, or $.19 per share, on revenue of $74.5 million, compared with a second quarter 1997 net loss of $10.9 million, or $.11 per share, on revenue of $73.3 million.

For the first six months of 1998, the Company had a loss of $25.6 million, or $.23 per share, on revenue of $137.2 million, compared with a loss of $14.2 million, or $.14 per share, on revenue of $111.7 million, for the 1997 period. Results for 1998 include an extraordinary loss of $11.5 million, or $.10 per share related to writing off unamortized financing costs on the early extinguishment of debt repaid in connection with the Kinross merger. Excluding the extraordinary item, the loss for the first six months of 1998 was $14.1 million, or $.13 per share. Excluding the $4.5 million cumulative effect of a 1997 first quarter inventory accounting change, the Company's loss for the first six months of 1997 was $18.7 million, or $.18 per share. The reduced loss in 1998, excluding special items, primarily resulted from selling a portion of the Company's foreign tax losses to Cyprus Amax, reductions in net general and administrative expense and a significant improvement in operating costs, partially offset by a reduction in realized gold prices and reduction of capitalized interest.

Operating income was $2.5 million for the first six months of 1998, compared to $0.6 million for the first six months of 1997. The increase in operating income is primarily a result of reduced general and administrative expenses during the second quarter of 1998. The improvement in operating costs during 1998 were offset by a decrease in average gold price realized.

Amax Gold's average realized price for the second quarter and the first six months of 1998 was $312 per ounce and $323 per ounce, respectively, compared with $374 per ounce and $379 per ounce, respectively, for the comparable 1997 periods. Gold ounces sold during 1998 increased significantly over 1997 as a result of full production at Fort Knox and Kubaka during the first six months of 1998 compared to partial production during the first six months of 1997, when both mines achieved commercial production.

Gold production was 205,774 ounces for the second quarter of 1998, compared to 192,493 ounces in the second quarter of 1997. Gold production at Kubaka increased to 60,483 ounces in the second quarter of 1998 compared to 17,432 ounces in the second quarter of 1997. Kubaka started commercial production on June 1, 1997. Production at Fort Knox increased to 106,508 ounces in the second quarter of 1998 from 94,831 ounces in the second quarter of 1997, primarily as a result of processing higher grade ore during the second quarter of 1998. Fort Knox began commercial production on March 1, 1997. Gold production at Refugio during the second quarter of 1998 was comparable to the second quarter of 1997. During the second quarter of 1998, crusher throughput at Refugio was lower than planned due to motor failures in the crusher and conveyor systems. During the second quarter of 1997, unusually harsh weather conditions resulted in the suspension of mining at Refugio for several weeks. Gold production at Guanaco and Hayden Hill continue to decrease as expected as both mines continue in residual leaching. Gold production at Guanaco and Hayden Hill is expected to continue to decline through the remainder of 1998. Gold production in the first six months of 1998 increased to 403,320 ounces compared to 295,727 ounces in the first six months of 1997 primarily as a result of a full six months of production at Fort Knox and Kubaka during 1998 partially offset by reduced production at Guanaco and Hayden Hill as a result of residual leaching.

Consolidated average total cash costs for the second quarter of 1998 decreased to $171 per ounce from $194 per ounce in the second quarter of 1997. Total cash costs at Fort Knox were $155 per ounce in the second quarter of 1998, compared to $170 per ounce in the second quarter of 1997 as a result of higher production. Total cash costs for the second quarter of 1998 at both Guanaco and Hayden Hill decreased significantly compared to the second quarter of 1997 as a result of completing mining during 1997. Total cash costs at Kubaka increased to $180 per ounce in the first quarter of 1998 from $160 in the first quarter of 1997. Total average cash costs for the first six months of 1998 were $180 per ounce, compared to $209 per ounce during the first six months of 1997, primarily as a result of lower total cash costs at Guanaco and Hayden Hill due to the completion of mining at both mines during the second half of 1997.

Depreciation and depletion increased to $28.9 million during the second quarter of 1998 from $25.1 million in the second quarter of 1997 primarily as a result of the additional Fort Knox and Kubaka production, partially offset by the absence of depreciation and depletion in 1998 at Guanaco and Hayden Hill. Both Guanaco and Hayden Hill completed mining in 1997. Depreciation and depletion during the first six months of 1998 was $48.5 million compared to $36.5 million in 1997.

Lower net general and administrative expenses for the second quarter and first six months of 1998 compared to 1997 are primarily attributed to offsetting expenses with the management fee from Kubaka and the reduction of corporate staff subsequent to the merger.

Second quarter 1998 exploration expense was $1.7 million compared to $1.5 million in the second quarter of 1997. Exploration expense for the first six months of 1998 was $2.8 million, compared to $2.3 million in 1997.

Interest expense was $8.3 million for the second quarter of 1998, compared to $10.3 million in the second quarter of 1997. The company paid off a substantial portion of its debt in connection with the merger. In addition, the Company is not being charged interest on advances from Kinross U.S.A. effective June 1, 1998. Interest expense for the first six months of 1998 was $19.1 million compared to $15.5 million in the first six months of 1997 including $4.2 million capitalized on construction projects completed in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Amax Gold's cash flow from operations for the first six months of 1998 was $28.4 million compared with $21.8 million for the comparable 1997 period. The increased cash flow was primarily attributed to the additional production at Fort Knox and Kubaka as well as lower total cash costs.

During April and May 1998, the Company borrowed an additional $17.0 million under its demand loan facility with Cyprus Amax. In connection with the Kinross merger, the Company's outstanding $90.3 million demand loan with Cyprus Amax was transferred to Kinross U.S.A. During June 1998, Kinross U.S.A. advanced the Company approximately $255.8 million which was used to pay down outstanding debt. There is no interest charged to the Company by Kinross U.S.A. on the demand loan or any outstanding advances.

In July 1998, the Company liquidated its hedge position and received approximately $45.9 million in cash, which was used to reduce advances from Kinross U.S.A.

Amax Gold paid regular dividends of $1.875 on the $3.75 Series B Convertible Preferred Stock during the first half of 1998.

Depending upon future gold prices, cash flow from operations for the remainder of 1998 is expected to be sufficient to fund the Company's remaining cash needs, including preferred dividends and the Company's share of scheduled third-party debt service. Any excess cash generated will be used to reduce outstanding advances.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such forward-looking statements include statements regarding expected dates for commencement of mining, gold production, projected quantities of future gold production, estimated reserves and recovery rates, anticipated production rates, costs and expenditures, prices realized by the Company, expected future cash flows, anticipated financing needs, growth plans and sources of financing and repayment alternatives and the effect of possible business combinations. Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile price of gold, the political and economic risks associated with foreign operations, cost overruns, construction delays, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits and approvals, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, delays in anticipated start-up dates, environmental risks, the results of financing efforts and financial market conditions and other risk factors detailed in the Company's Securities and Exchange Commission filings. Refer to the Risk Factors on pages 7 to 13 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (No. 333-22598) as filed with the Securities and Exchange Commission on March 26, 1997, and an Information Statement/Prospectus dated April 23, 1998, filed with the SEC pursuant to the Exchange Act, for more detailed discussions of risks. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forwardlooking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

                                        PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             In October 1996, a purported shareholder derivative action was filed in the Court of Chancery of Delaware on behalf of a stockholder of the Company, entitled Harry Lewis v. Milton H. Ward, et al., C.A. No. 15255-NC, against Cyprus Amax Minerals Company, a former majority stockholder of the Company (Cyprus Amax), the directors of the Company and the Company as a nominal defendant. The Complaint alleges, among other things, that the defendants engaged in self-dealing in connection with the Company's entry in March 1996 into a demand loan facility provided by Cyprus Amax. The complaint seeks, among other things, a declaration that the demand loan facility is not entirely fair to the Company and damages in an unspecified amount. The Company believes that the complaint is without merit and intends to defend the matter vigorously.

             On February 13, 1998, a purported class action was filed in the Court of Chancery of Delaware by two Amax Gold Stockholders entitled Joseph Ratzerdorfer, and Victoria Shaev, IRA v. Milton H. Ward, et al., C.A. No. 16189-NC, against Cyprus Amax, the Company's directors, and the Company as a nominal defendant. The complaint alleges, among other things, that the defendants breached their fiduciary duties of loyalty and due care in connection with Amax Gold's entry into the Kinross merger agreement. The complaint seeks, among other things, an order rescinding the transaction and/or awarding damages in an unspecified amount. Amax Gold believes that the complaint is without merit and intends to defend the matter vigorously.

             The Company has been named in a complaint filed in the United States District Court for the District of South Carolina, Rock Hill Division, by Kershaw Gold Company, Inc. (Kershaw), a subsidiary of Piedmont Mining Company (Piedmont) that owns 37.5% of the Haile project in which the Company is participating. The Complaint alleges that the Company tortiously interfered with the performance by its subsidiaries, Lancaster Mining Company Inc. (Lancaster) and Haile Mining Company (Haile), of their obligations under certain agreements. The Company was awarded judgment notwithstanding the $9 million jury verdict in the case. The plaintiff has appealed the decision to the U.S. Court of Appeals for the Fourth Circuit. The litigation is part of the lawsuit filed originally in South Carolina Circuit Court in March 1995 by Piedmont and Kershaw against the Company, Lancaster and Haile, alleging breach of contract, fraud and tortious interference with contract rights. In response to motions filed by the defendants, all claims of Piedmont and Kershaw were dismissed on the grounds that jurisdiction was to be determined by arbitration, except the claim of Kershaw against the Company described above. Piedmont and Lancaster have appealed the April 1998 order of the South Carolina Circuit Court denying their motion for reconsideration of dismissal of certain claims against the Company and certain subsidiaries. The motion for reconsideration is currently pending.

             Pursuant to certain agreements among Piedmont, Kershaw and the Company, Piedmont and Kershaw indemnified the Company from all environmental and other liabilities arising from Piedmont's operations or other conditions existing on the Haile property prior to July 1, 1992. Following Piedmont's and Kershaw's continued refusal to pay environmental costs that the Company believes were covered by the indemnity, the Company submitted to arbitration its claim for $1.4 million, the amount of such costs incurred through August 1995. The Company prevailed in the matter and has received the $1.4 million arbitration award, including accrued interest. In November 1997, the Company submitted to arbitration its claim for $1.7 million, the amount of environmental costs from August 1995 through October 1997, which the Company believes are covered by the indemnity and cash contributions to property maintenance and operations which the Company has made on behalf of Kershaw.


ITEM 2.      CHANGES IN SECURITIES

             On June 1, 1998, the Company completed a merger agreement with Kinross providing for a combination of their businesses. In the merger, each outstanding share of the Company's Common Stock was converted into 0.8004 of a share of Kinross Common Stock. Kinross Merger Corporation, a wholly-owned subsidiary of Kinross (Kinross Merger), was merged with and into the Company and the Company became a wholly-owned subsidiary of Kinross. Immediately following the effective time of the merger, the Company, as the surviving entity of the combination with Kinross Merger, issued to Kinross 92,213,928 shares of the Company's Common Stock, representing all of the issued and outstanding shares of the Company's Common Stock. Kinross subsequently transferred ownership of such shares to Kinross Gold U.S.A., Inc., a wholly-owned subsidiary of Kinross which is currently the sole holder of the Company's Common Stock.

             In connection with the merger, the Company's Certificate of Incorporation was amended to modify certain terms of the Company's $3.75 Series B Convertible Preferred Stock (Series B Preferred Shares). The amendment provides that, upon the effective time of the merger, the Series B Preferred Shares became convertible into a number of Kinross common shares determined by multiplying (i) the number of shares of the Company's Common Stock into which the Series B Preferred Shares were convertible immediately prior to the effective time by (ii) the exchange ratio contemplated in the merger agreement. In addition, immediately prior to the effective time of the merger, each Series B Preferred Share became entitled to cast 1.4 votes, voting together as a class with the Company's Common Stock (and any other shares of capital stock of the Company at the time entitled to vote), on all matters submitted to a vote of the Company's stockholders. The effects of the merger on the rights and privileges of the Series B Preferred Shares are described in greater detail in an Information Statement/Prospectus dated April 23, 1998, filed with the SEC pursuant to the Exchange Act.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             Not Applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             On August 10, 1998, a written consent was delivered to the Company with respect to 92,213,928 shares of the Company's Common Stock held beneficially by Kinross U.S.A., in favor of the adoption of an amendment to the Company's Certificate of Incorporation for the purpose of changing the name of the Company to "Kinam Gold Inc." Pursuant to the provisions of Section 228 of the Delaware General Corporation Law, on or about August 19, 1998, the Company began mailing to all record holders of the Series B Preferred Shares a notice of the proposed action to change the Company's name. The shares of the Company's Common Stock held by Kinross U.S.A. and represented by the Kinross U.S.A. consent described above constitute 100% of the outstanding shares of the Company's Common Stock and, after giving effect to the voting rights of the holders of the Series B Preferred Shares, approximately 97.3% of the votes eligible to be cast with respect to the proposal to change the Company's name. Accordingly, the delivery of the Kinross U.S.A. consent constitutes sufficient action to adopt such amendment and no additional approval by the holders of the Series B Preferred Shares is required or has been requested with respect thereto. The Company currently anticipates that the proposed amendment will become effective on or about September 18, 1998. The matters relating to the proposed change of the Company's name are more fully described in an Information Statement dated August 14, 1998 filed by the Company with the SEC pursuant to the Exchange Act.

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

                                        AMAX GOLD INC.

                                        By /s/ Brian W. Penny
                                          --------------------------------------
                                        Treasurer
                                        (principal accounting officer)


Dated: September 8, 1998