Form 10-Q
period 1998-09-30
KINAM GOLD INC
filed 1998-11-17
CIK 814577

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________to ___________

                          Commission file number 1-9620

                                 KINAM GOLD INC.
                            (Formerly Amax Gold Inc.)
             (Exact name of registrant as specified in its charter)


                     DELAWARE                                                 06-1199974
----------------------------------------------------         ----------------------------------------------
 (State or other jurisdiction of incorporation or            (IRS Employer Identification No.)
                   organization)

       185 SOUTH STATE STREET, SUITE 820, SALT LAKE CITY, UTAH                         84111
-----------------------------------------------------------------------       ------------------------
               (Address of principal executive offices)                             (Zip Code)
Registrant's telephone number, including area code                                (801) 363-9152
                                                                              ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Common Stock Outstanding, $0.01 par value, as of November 6, 1998 - 92,213,928 shares

                                  Total Pages -
                          Exhibit Index Located on Page

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 KINAM GOLD INC.
                            (FORMERLY AMAX GOLD INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in millions except per share amounts)
                                   (Unaudited)


                                                                Three Months Ended            Nine Months Ended
                                                                   September 30,                September 30,
-------------------------------------------------------------------------------------------------------------------
                                                               1998           1997           1998           1997
-------------------------------------------------------------------------------------------------------------------
Revenues                                                    $     54.2     $     79.6     $    191.4     $    191.3

Costs and expenses:
   Cost of sales                                                  29.3           46.6          112.3          115.0
   Depreciation and depletion                                     17.5           27.9           66.0           64.4
   General and administrative                                     (0.3)           1.8            0.1            5.7
   Exploration                                                     0.4            0.8            3.2            3.1
-------------------------------------------------------------------------------------------------------------------
   Total costs and expenses                                       46.9           77.1          181.6          188.2
-------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                      7.3            2.5            9.8            3.1
   Interest expense                                               (1.8)         (11.4)         (20.9)         (31.1)
   Capitalized interest                                         --             --             --                4.2
   Interest income                                                 0.3            0.5            0.8            1.4
   Other                                                        --               (0.8)           5.4           (2.0)
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax expense and cumulative
  effect of accounting change and extraordinary item               5.8           (9.2)          (4.9)         (24.4)
Income tax expense                                              --               (0.1)        --               (0.2)
-------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting
 change and extraordinary item                                     5.8           (9.3)          (4.9)         (24.6)
Cumulative effect of accounting change                          --             --             --                4.5
-------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                            5.8           (9.3)          (4.9)         (20.1)
Extraordinary item - loss on early extinguishment
  of debt                                                       --             --              (11.5)        --
-------------------------------------------------------------------------------------------------------------------
Net Income (loss)                                                  5.8           (9.3)         (16.4)         (20.1)
Preferred stock dividends                                         (1.7)          (1.7)          (5.1)          (5.1)
-------------------------------------------------------------------------------------------------------------------
Income (loss) attributable to common shares                 $      4.1     $    (11.0)    $    (21.5)    $    (25.2)
===================================================================================================================

Per common share:
 Income (loss) before cumulative effect of accounting
 change and extraordinary item                              $       .04    $      (.10)   $     (0.9)    $      (.28)
 Cumulative effect of accounting change                         --             --             --                 .04
-------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                             .04           (.10)         (0.9)           (.24)
Extraordinary item - loss on early extinguishment
  of debt                                                       --             --                (.11)       --
-------------------------------------------------------------------------------------------------------------------
Income (loss) per common share                              $       .04    $      (.10)   $      (.20)   $      (.24)
===================================================================================================================

Weighted average common shares outstanding                        92.2          114.8          104.9          106.0
===================================================================================================================


        The accompanying notes are an integral part of these statements.

                                 KINAM GOLD INC.
                            (FORMERLY AMAX GOLD INC.)
                           CONSOLIDATED BALANCE SHEET
                   (Dollars in millions except share amounts)


                                                                                  September 30,
                                                                                       1998     December 31,
                                                                                   (Unaudited)      1997
------------------------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents                                                                 $   20.7     $   16.0
Restricted cash                                                                           3.5          3.5
Inventories                                                                              58.0         57.1
Receivables                                                                              27.7         32.9
Other                                                                                     2.4         20.2
----------------------------------------------------------------------------------------------------------
   Current assets                                                                       112.3        129.7

Property, plant and equipment, net                                                      682.3        723.3
Other                                                                                    15.6         17.6
----------------------------------------------------------------------------------------------------------
   Total assets                                                                      $  810.2     $  870.6
==========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand loan from parent                                                              $   90.3     $   73.3
Current maturities of long-term debt                                                     26.2         81.4
Accounts payable, trade                                                                  11.6         24.2
Accrued and other current liabilities                                                    19.7         39.1
Reclamation reserve, current portion                                                      6.8          8.0
----------------------------------------------------------------------------------------------------------
   Current liabilities                                                                  154.6        226.0

Advance from parent                                                                     200.1       --
Long-term debt                                                                          130.8        345.7
Reclamation reserve, noncurrent portion                                                  23.3         13.8
Other                                                                                    41.5         11.3
----------------------------------------------------------------------------------------------------------
   Total liabilities                                                                    550.3        596.8

Commitments and contingencies                                                          --           --

Shareholders' equity:
   Preferred stock, par value $1.00 per share, authorized
    10,000,000 shares, of which 1,840,000 shares have been
    designated as $3.75 Series B Convertible Preferred Stock,
    issued and outstanding 1,840,000 shares                                               1.8          1.8
   Common stock, par value $.01 per share, authorized
    200,000,000 shares, issued and outstanding 92,213,928
    shares in 1998 and 114,850,103 shares in 1997                                         0.9          1.1
Paid-in capital                                                                         409.4        408.6
Accumulated deficit                                                                    (152.2)      (130.8)
Unearned equity-financing costs                                                        --             (6.9)
----------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                           259.9        273.8
----------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                                        $  810.2     $  870.6
==========================================================================================================


        The accompanying notes are an integral part of these statements.

                                 KINAM GOLD INC.
                            (FORMERLY AMAX GOLD INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)


                                                                      Nine Months Ended
                                                                        September 30,
------------------------------------------------------------------------------------------
                                                                      1998          1997
------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net loss                                                        $   (16.4)    $   (20.1)
   Adjustments to reconcile net loss to
    cash provided by operating activities:
    Depreciation and depletion                                          66.0          64.4
    Cumulative effect of accounting change                            --              (4.5)
    Extraordinary item - loss on early extinguishment of debt           11.5        --
    Increase in reclamation reserves                                     9.5           1.0
    Loss on sale of assets                                               0.2        --
    (Increase) decrease in working capital items                       (27.5)         (1.3)
    Other                                                               (1.5)          1.7
------------------------------------------------------------------------------------------
Net cash provided by operating activities                               41.8          41.2
------------------------------------------------------------------------------------------
Investing Activities:
   Capital expenditures                                                (12.0)        (24.7)
   Proceeds from sale of assets                                          2.0        --
   Capitalized interest                                               --              (4.2)
------------------------------------------------------------------------------------------
Net cash used by investing activities                                  (10.0)        (28.9)
------------------------------------------------------------------------------------------
Financing Activities:
   Proceeds from financings                                            272.8         102.8
   Repayments of financings                                           (325.8)       (108.7)
   Proceeds from liquidation of Hedge Position                          45.9
   Deferred financing costs                                             (0.1)         (2.4)
   Issuance of common stock                                           --            --
   Merger costs                                                        (14.8)       --
   Cash acquired in connection with
    purchase of Kubaka investment                                     --               7.0
   Cash dividends paid                                                  (5.1)         (5.1)
------------------------------------------------------------------------------------------
Net cash (used by) provided by financing activities                    (27.1)         (6.4)
------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents                          4.7           5.9
Cash and equivalents at January 1                                       19.5          11.1
------------------------------------------------------------------------------------------
Cash and equivalents at September 30                               $    24.2     $    17.0
==========================================================================================

Non-cash Transaction:
Issuance of common stock for purchase of
 Kubaka investment, net of cash acquired:
   Working capital, other than cash                                $  --         $   (10.3)
   Property, plant and equipment                                      --            (114.2)
   Debt                                                               --              79.5
------------------------------------------------------------------------------------------
                                                                   $  --         $   (45.0)
==========================================================================================


        The accompanying notes are an integral part of these statements.

                                 KINAM GOLD INC.
                            (FORMERLY AMAX GOLD INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                   (Unaudited)


1.    BASIS OF PRESENTATION

On September 18, 1998, Amax Gold Inc. adopted an amendment to change its name to Kinam Gold Inc. (the Company).

The accompanying interim unaudited consolidated financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation. Results for any interim period are not necessarily indicative of the results that may be achieved in future periods. The financial information as of this interim date should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The accounting policies of the Company have been applied consistent with those of prior periods, but differ in certain respects from those of its parent corporation. For additional information regarding the different accounting policies, refer to the Information Statement/Prospectus of the Company dated April 23, 1998 and filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.


On June 1, 1998, the Company completed a merger agreement with Kinross Gold Corporation (Kinross) providing for a combination of their businesses. In the merger, each outstanding share of the Company's Common Stock (the Common Stock) was converted into 0.8004 of a share of Kinross Common Stock. Kinross Merger Corporation, a wholly-owned subsidiary of Kinross (Kinross Merger), was merged with and into the Company which became a wholly-owned subsidiary of Kinross. Immediately following the effective time of the merger, the Company, as the surviving entity of the combination with Kinross Merger, issued to Kinross 92,213,928 shares of the Company's Common Stock, representing all of the issued and outstanding common shares. Kinross subsequently transferred ownership of such shares of Kinross Gold U.S.A., Inc., a wholly-owned subsidiary of Kinross, which is currently the sole common shareholder of the Company. Prior to the merger, the Company was approximately 59% owned by Cyprus Amax Minerals Company(Cyprus Amax). For additional information regarding the merger, refer to an Information Statement/Prospectus dated April 23, 1998 filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

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

3.    INVENTORIES

Inventories consist of the following (in millions):

                                                                      September 30,       December 31,
                                                                          1998               1997
------------------------------------------------------------------------------------------------------
Gold:
  Finished goods                                                          $  27.3            $  23.3
  Work-in-process                                                             2.8                3.6
Materials and supplies                                                       27.9               30.2
------------------------------------------------------------------------------------------------------
                                                                          $  58.0            $  57.1
======================================================================================================

4.    LONG-TERM DEBT

In connection with the merger with Kinross, the Company's outstanding $90.3 million demand loan with Cyprus Amax was transferred to Kinross U.S.A. During June 1998, Kinross U.S.A. advanced the Company approximately $255.8 million which was used to repay outstanding debt. Approximately $55.7 million of net advances have been repaid. There is no interest charged to the Company by Kinross U.S.A. on the demand loan or outstanding advances. As a result of the early repayment of debt, the Company realized an extraordinary charge of $11.5 million related to writing off unamortized financing costs.

5.    HEDGE CONTRACTS

Forward sales contracts, generally on a spot deferred basis, put option contracts and compound options are entered into from time to time to protect the Company from the effect of price changes on precious metals sales.

During July 1998, the Company liquidated its hedge position and received approximately $45.9 million in cash. In connection with the transaction the Company recognized a gain of $41.7 million, net of costs previously incurred. The gain is being included in revenue over the period the underlying hedge contracts were originally scheduled to expire.

During the third quarter of 1998, the Company's realized price was $390 per ounce on 138,967 ounces of gold, compared with an average spot price of $289 per ounce.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The following table sets forth the Company's results of operation, including gold production, production costs, ounces of gold sold and average realized prices, for the periods indicated.

                                                                   Three Months Ended           Nine Months Ended
                                                                       September 30,              September 30,
------------------------------------------------------------------------------------------------------------------
                                                                    1998          1997          1998          1997
------------------------------------------------------------------------------------------------------------------
GOLD PRODUCTION (OUNCES)(1)
   Fort Knox                                                      81,866       101,630       275,606       225,685
   Kubaka                                                         60,335        52,737       181,235        70,168
   Refugio                                                        13,132         9,788        56,388        54,093
   Guanaco                                                         3,242        21,803        22,934        79,690
   Hayden Hill                                                     9,194        31,823        34,424        83,870
------------------------------------------------------------------------------------------------------------------
   TOTAL GOLD PRODUCTION                                         167,769       217,781       571,089       513,506
------------------------------------------------------------------------------------------------------------------
CASH OPERATING COSTS ($ PER OUNCE OF GOLD PRODUCED)(2)
   Fort Knox                                                  $      205    $      162    $      180           168
   Kubaka                                                            109           160           135           154
   Refugio                                                           419           543           321           321
   Guanaco                                                           296           191           145           214
   Hayden Hill                                                        82           157            94           188
------------------------------------------------------------------------------------------------------------------
   AVERAGE CASH OPERATING COSTS                               $      182    $      181    $      173    $      192
------------------------------------------------------------------------------------------------------------------
TOTAL CASH COSTS ($ PER OUNCE OF GOLD PRODUCED)(2)
   Fort Knox                                                  $      205    $      162    $      180    $      168
   Kubaka                                                            155           182           168           177
   Refugio                                                           431           558           338           338
   Guanaco                                                           317           206           156           227
   Hayden Hill                                                       100           165           108           196
------------------------------------------------------------------------------------------------------------------
   AVERAGE TOTAL CASH COSTS                                   $      204    $      190    $      187    $      201
------------------------------------------------------------------------------------------------------------------
TOTAL PRODUCTION COSTS ($ PER OUNCE OF GOLD PRODUCED)(2)
   Fort Knox                                                  $      358    $      334    $      335    $      340
   Kubaka                                                            271           282           280           277
   Refugio                                                           565           658           457           434
   Guanaco                                                           317           320           156           358
   Hayden Hill                                                       267           242           293           289
------------------------------------------------------------------------------------------------------------------
   AVERAGE TOTAL PRODUCTION COSTS                             $      340    $      321    $      320    $      336
==================================================================================================================
 OUNCES OF GOLD SOLD                                             138,967       224,314       563,203       519,363
 AVERAGE PRICE PER OUNCE SOLD                                 $      390    $      355    $      340    $      368
==================================================================================================================


(1)Commercial production commenced at Kubaka on June 1, 1997, and at Fort Knox on March 1, 1997. Mining at Guanaco was completed during the second quarter of 1997, and mining at Hayden Hill was completed in the fourth quarter of 1997, with residual leaching at both mines continuing during 1998.

(2)Cash operating costs at the mine sites include overhead, net of credits for silver by-products. Total cash costs include cash operating costs plus royalties and applicable production taxes. Total production costs include total cash costs plus reclamation and depreciation and depletion.

RESULTS OF OPERATIONS

Kinam Gold Inc. reported third quarter 1998 income of $4.1 million after preferred stock dividends, or $.04 per share, on revenue of $54.2 million, compared with a third quarter 1997 loss of $11.0 million including preferred stock dividends, or $.10 per share, on revenue of $79.6 million.

For the first nine months of 1998, the Company had a loss of $21.5 million, or $.20 per share, on revenue of $191.4 million, compared with a loss of $25.2 million, or $.24 per share, on revenue of $191.3 million, for the same period of 1997. Results for the first nine months of 1998 included an extraordinary loss of $11.5 million, or $.11 per share, related to writing off unamortized financing costs on the early extinguishment of debt repaid in connection with the Kinross merger. Excluding the extraordinary item, the loss for the first nine months of 1998 was $10.0 million, or $.09 per share. Excluding the $4.5 million cumulative effect of a 1997 first quarter inventory accounting change, the Company's loss for the first nine months of 1997 was $29.7 million, or $.28 per share. The reduced loss in 1998, excluding special items, primarily resulted from selling a portion of the Company's foreign tax losses to Cyprus Amax, reductions in net general and administrative expense, decreased interest expense and an improvement in operating costs, partially offset by a reduction in realized gold price and reduction of capitalized interest.

Operating income was $9.8 million for the first nine months of 1998, compared with $3.1 million for the first nine months of 1997. The increase in operating income occurred primarily a result of a 11% increase in production coupled with a 7% decrease in unit operating costs. The improvements in operating costs and production during the first nine months of 1998 were offset by a decrease in average gold price realized.

Kinam Gold's average realized price for the third quarter and the first nine months of 1998 was $390 per ounce and $340 per ounce, respectively, compared with $355 per ounce and $368 per ounce, respectively, for the comparable 1997 periods. Gold ounces sold during 1998 increased significantly over 1997 as a result of full production at Fort Knox and Kubaka during the first nine months of 1998, compared to partial production during the first nine months of 1997, when both mines achieved commercial production.

Gold production was 167,769 ounces for the third quarter of 1998, compared to 217,781 ounces in the third quarter of 1997. Gold production at Kubaka increased to 60,335 ounces in the third quarter of 1998, compared to 52,737 ounces in the third quarter of 1997. Kubaka started commercial production on June 1, 1997. Production at Fort Knox decreased to 81,866 ounces in the third quarter of 1998 from 101,630 ounces in the third quarter of 1997, primarily as a result of an expected decline in grade. Fort Knox began commercial production on March 1, 1997. Gold production at Refugio during the third quarter of 1998 increased to 13,132 in the third quarter of 1998, compared to 9,788 in the third quarter of 1997. During the winter quarter of 1997, unusually harsh weather conditions resulted in the suspension of mining at Refugio for several weeks. Production is expected to improve at Refugio during the remainder of 1998. Gold production at Guanaco and Hayden Hill continue to decrease as expected as both mines continue in residual leaching. Gold production at Guanaco and Hayden Hill is expected to continue to decline through the remainder of 1998. Gold production in the first nine months of 1998 increased to 571,089 ounces, compared to 513,506 ounces in the first nine months of 1997 primarily as a result of a full nine months of production at Fort Knox and Kubaka during 1998 partially offset by reduced production at Guanaco and Hayden Hill as a result of residual leaching.

Consolidated average total cash costs for the third quarter of 1998 increased to $204 per ounce from $190 per ounce in the third quarter of 1997. Total cash costs at Fort Knox were $205 per ounce in the third quarter of 1998, compared to $162 per ounce in the third quarter of 1997 as a result of lower grade ore. Total cash costs at Refugio decreased 23% in the third quarter of 1998 to $431 from $558 in the third quarter of 1997 due to improved weather conditions. Cash costs are expected to improve throughout the remainder of 1998. Total cash costs for the third quarter of 1998 at Hayden Hill decreased significantly compared to the third quarter of 1997 as a result of completing mining during 1997. Total cash costs at Guanaco increased significantly as a result of lower production due to the completion of mining during 1997. Total cash costs at Kubaka decreased to $155 per ounce in the third quarter of 1998 from $182 in the third quarter of 1997 as a result of increased mill throughput and increased recovery rate offset by a slight decrease in grade. Total average cash costs for the first nine months of 1998 were $187 per ounce compared with $201 per ounce during the first nine months of 1997, primarily as a result of lower total cash costs at Kubaka and Refugio.

Depreciation and depletion decreased to $17.5 million during the third quarter of 1998 from $27.9 million in the third quarter of 1997 primarily as a result of lower production and the absence of depreciation and depletion in 1998 at Guanaco and Hayden Hill. Both Guanaco and Hayden Hill completed mining in 1997. Depreciation and depletion during the first nine months of 1998 was $66.0 million compared to $64.4 million in 1997.

Lower net general and administrative expenses for the third quarter and first nine months of 1998, compared to 1997 are primarily attributed to offsetting expenses with the management fee from Kubaka and the reduction of corporate staff subsequent to the Kinross merger.

Third quarter 1998 exploration expense was $0.4 million, compared to $0.8 million in the third quarter of 1997. Exploration expense for the first nine months of 1998 was $3.2 million, compared to $3.1 million for the first nine months of 1997.

Interest expense was $1.8 million for the third quarter of 1998, compared to $11.4 million in the third quarter of 1997. The Company paid off a substantial portion of its debt in connection with the Kinross merger. In addition, the Company is not being charged interest on advances from Kinross effective June 1, 1998. Interest expense for the first nine months of 1998 was $20.9 million, compared to $31.1 million in the first six months of 1997 including $4.2 million capitalized on construction projects completed in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Kinam Gold's cash flow from operations for the first nine months of 1998 was $41.8 million, compared with $41.2 million for the comparable 1997 period. The increased cash flow was primarily attributed to the additional production at Fort Knox and Kubaka as well as lower total cash costs.

During April and May 1998, the Company borrowed an additional $17.0 million under its demand loan facility with Cyprus Amax. In connection with the Kinross merger, the Company's outstanding $90.3 million demand loan with Cyprus Amax was transferred to Kinross U.S.A. During June 1998, Kinross advanced the Company approximately $255.8 million which was used to pay down outstanding debt. There is no interest charged to the Company by Kinross U.S.A. on the demand loan or any outstanding advances.

In July 1998, the Company liquidated its hedge position and received approximately $45.9 million in cash, which was used to reduce advances from Kinross U.S.A.

Kinam Gold paid regular dividends of $2.8125 on the $3.75 Series B Convertible Preferred Stock during the nine months of 1998.

Depending upon future gold prices, cash flow from operations for the remainder of 1998 is expected to be sufficient to fund the Company's remaining cash needs, including preferred dividends and the Company's share of scheduled third-party debt service. Any excess cash generated will be used to reduce outstanding advances.

YEAR 2000

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 is processed.

The Company is currently reviewing the implications of the Year 2000 Issue. All financial systems are expected to be Year 2000 compliant by mid 1999. The review of operating systems is focused on identifying a critical path which, if failed would have a material adverse effect on the Company, its operations, employee safety, or the environment.

To date, nothing may come to management's attention that would indicate that operating systems in the critical path will not be Year 2000 compliant by the end of 1999 or that the costs of compliance will be material. The Company will be mailing a questionnaire to critical business partners during the 4th quarter of 1998 to assess their year 2000 readiness.

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

             On February 13, 1998, a purported class action was filed in the Court of Chancery of Delaware by two Company stockholders entitled Joseph Ratzerdorfer and Victoria Shaev, IRA v. Milton H. Ward, et al., C.A. No. 16189-NC, against Cyprus Amax, the Company's directors, and the Company as a nominal defendant. The complaint alleges, among other things, that the defendants breached their fiduciary duties of loyalty and due care in connection with Amax Gold's entry into the Kinross merger agreement. The complaint seeks, among other things, an order rescinding the transaction and/or awarding damages in an unspecified amount. Amax Gold believes that the complaint is without merit and intends to defend the matter vigorously.

             The Company has been named in a compliant filed in the United States District Court for the District of South Carolina, Rock Hill Division, by Kershaw Gold Company, Inc. (Kershaw), a subsidiary of Piedmont Mining Company (Piedmont) that owns 37.5% of the Haile project in which the Company is participating. The complaint alleges that the Company tortiously interfered with the performance by its subsidiaries, Lancaster Mining Company Inc. (Lancaster) and Haile Mining Company (Haile), of their obligations under certain agreements. The Company was awarded judgment notwithstanding the $9 million jury verdict in the case. The plaintiff has appealed the decision to the U.S. Court of Appeals for the Fourth Circuit. The litigation is part of the lawsuit filed originally in South Carolina Circuit Court in March 1995 by Piedmont and Kershaw against the Company, Lancaster and Haile, alleging breach of contract, fraud and tortious interference with contract rights. In response to motions filed by the defendants, all claims of Piedmont and Kershaw were dismissed on the grounds that jurisdiction was to be determined by arbitration, except the claim of Kershaw against the Company described above. Piedmont and Lancaster have appealed the April 1998 order of the South Carolina Circuit Court denying their motion for reconsideration of dismissal of certain claims against the Company and certain subsidiaries. The motion for reconsideration is currently pending.

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

             In September of 1998, the Company entered into an agreement with Piedmont to purchase all of the outstanding shares of the capital stock of Kershaw and settle all issues between the Company and Piedmont in consideration of the Company paying Piedmont $2.0 million. The agreement is subject to negotiation and execution of formal documentation and approval of the shareholders of Piedmont.

ITEM 2.      CHANGES IN SECURITIES

             Not Applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             Not Applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not Applicable.

ITEM 5.      OTHER INFORMATION

             In connection with recent revisions to Rule 14a-8 and related rules promulgated under the Securities Exchange Act of 1934, as amended, the Company has elected to provide the following information regarding discretionary proxy voting at the Company's 1999 annual meeting of shareholders (the "1999 Meeting"). If a shareholder desiring to advance a proposal for consideration at the Company's 1999 Meeting fails to notify the Company of the proposal at least 45 days prior to the month and day of mailing the Company's proxy statement relating to the 1998 annual meeting of shareholders, then management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the 1999 meeting, without any discussion of the matter in the Company's proxy statement.

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


                                    KINAM GOLD INC.




                                    By  /s/Brian W. Penny
                                        ----------------------------------------
                                        Vice President - Finance and
                                        Chief Financial Officer
                                        (principal accounting officer)








Dated: November 16, 1998