Form 10-K
period 1998-12-31
KINAM GOLD INC
filed 1999-04-15
CIK 814577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year-ended December 31, 1998

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                          Commission file number 1-9620

                                 KINAM GOLD INC.
                            (Formerly Amax Gold Inc.)
             (Exact name of registrant as specified in its charter)

                  DELAWARE                              06-1199974
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

       185 SOUTH STATE ST., SUITE 820                      84111
            SALT LAKE CITY, UTAH                        (Zip Code)
  (Address of principal executive offices)

Registrant's telephone number, including area code: (801) 363-9152

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                 TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------------------------------            -----------------------------------------
$3.75 Series B Convertible Preferred Stock, $1.00 par           New York Stock Exchange, Inc.
         value (1,840,000 shares outstanding
                 at March 31, 1999).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]   No  [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's information statement to be distributed in connection with the registrant's annual meeting of shareholders to be held during 1999, to be filed with the Commission, are incorporated by reference as specified.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates (consisting solely of Series B Convertible Preferred Shares) at the closing price of $35.125 on March 31, 1999 was approximately $64.6 million.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the"Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve risks and uncertainties. The reader is cautioned that the actual results of Kinam Gold Inc. will differ (and may differ materially) from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those factors discussed herein under "Items 1, and 2, Business and Properties - Risk Factors," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report generally.

                                     PART I

                     ITEMS 1 AND 2. BUSINESS AND PROPERTIES

Kinam Gold Inc. (Kinam Gold or the Company) and its subsidiaries are engaged in the mining and processing of gold and silver ore and in the exploration for, and acquisition and development of, gold-bearing properties, principally in the Americas, Russia, and Chile. The Company's share of production from its operating properties totaled 763,525 ounces during 1998, and its share of proven and probable reserves, as of December 31, 1998, in all its properties totaled approximately 201 million tons of ore reserves with an average grade of 0.028 ounces of gold per ton, or 5.7 million contained ounces of gold. Except as otherwise expressly indicated in this Report, all monetary amounts are expressed in United States dollars.

The Company was incorporated in Delaware in 1987 and reincorporated in 1995. On June 1, 1998, the Company completed a merger with Kinross Gold Corporation (Kinross) providing for a combination of their businesses. In the merger, each outstanding share of the Company's Common Stock (the Common Stock) was converted into 0.8004 of a share of Kinross Common Stock. Kinross Merger Corporation, a wholly-owned subsidiary of Kinross was merged with and into the Company which became a wholly-owned subsidiary of Kinross. In connection with the merger, the Company, as the surviving entity of the combination with Kinross Merger Corporation, issued to Kinross 92,213,928 shares of the Company's Common Stock, representing all of the issued and outstanding Common Stock after the merger. Kinross subsequently transferred ownership of such shares to Kinross Gold U.S.A., Inc., a wholly-owned subsidiary of Kinross, which is currently the sole common shareholder of the Company. Prior to the merger, the Company was approximately 59% owned by Cyprus Amax Minerals Company (Cyprus Amax). On September 18, 1998, the Company adopted an amendment to change its name to Kinam Gold Inc. For additional information regarding the merger, refer to an Information Statement/Prospectus dated April 23, 1998 filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

The Company's operating properties consist of a 100 % interest in the Fort Knox mine near Fairbanks, Alaska; a 53% interest in the Kubaka mine in the Magadan Oblast situated in Far East Russia; and a 50% interest in the Refugio mine in Chile. The Company also owns the Hayden Hill mine in Lassen County, California, and a 90% interest in the Guanaco mine in Chile. Mining at Hayden Hill and Guanaco was completed during 1997 and residual leaching will continue during 1999 at both mines. In addition the Company owns the Haile property in Lancaster County, South Carolina. The Company also owns a 50% interest in the Sleeper mine in Humboldt County, Nevada, and the Wind Mountain mine in Washoe County, Nevada, which are in reclamation. Kinam holds its interests in each of these properties in accordance with industry standards. The locations of the Company's properties are shown on the map on page 3 and descriptions are set forth below. Data relating to the Company's domestic and foreign operations reportable segments, assets and export sales are included at Note 12 to the Consolidated Financial Statements of the Company.

Unless otherwise indicated, reserves represent proven and probable reserves, and all reserve information is given as of December 31, 1998. Other mineralized material represents a mineralized body with established geology continuity that requires additional work to qualify as reserves. Except as otherwise noted, references to tons and ounces are to short tons of 2,000 pounds and to troy ounces of 31.103 grams, respectively. Production is defined as gold or silver produced in the form of dore plus any inventory in mill carbon circuits. Tons mined include removal of waste required to access ore. Total cash costs include all operating costs at the mine site, including overhead, proceeds taxes and royalties, net of credits for silver by-product and exclude reclamation costs.

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

The terms Kinam Gold and the Company when used herein may refer collectively to Kinam Gold Inc. and its subsidiaries and affiliates or to one or more of them depending on the context.



                [A map of the world showing the location of the
            Company's various operating and development properties]



FORT KNOX MINE

The Fort Knox mine is located in the Fairbanks Mining District, 15 air miles northeast of Fairbanks, Alaska.

Operations. Fort Knox achieved commercial production on March 1, 1997. Construction of the mine was completed at a capital cost of approximately $373 million, which included about $28 million in capitalized interest. The operation includes an open pit mine, a conventional 42,000 tons per day (15.3 million tons per year) mill and process plant, a tailings storage facility and a fresh water reservoir to supply process water. The process facilities are designed as a zero discharge system. Power is supplied by the public utility serving the area over a distribution line paid for by the Company. Access is provided by paved highway for 21 miles from Fairbanks and then for five miles by unpaved road. The mine and plant are designed to operate year-round and to produce approximately 300,000 to 400,000 ounces of gold per year, depending on the ore grade processed, with the higher grades expected during the early years. Following a comprehensive evaluation of the property using estimated future net cash flows, estimated recoverable ounces and estimated future gold prices the Company recorded a $140.3 million dollar write-down on the Fort Knox Mine. See Note 6 of the Consolidated Financial Statements for further discussion.

The following table presents operating data for the Fort Knox mine for the year ended December 31, 1998 and for the period from the commencement of commercial production on March 1, 1997, through December 31, 1997.

                                 Fort Knox Mine

                                                       1998             1997
                                                    -----------      -----------
Tons mined                                           33,293,950       27,536,150
Tons of ore milled                                   13,741,610       10,584,156
Average mill head grade (oz. per ton)                     0.029            0.034
Mill recovery rate (%)                                       90               89

Ounces of gold produced                                 359,973          320,522
Ounces of silver produced                                20,900           15,958

Cost per ounce of gold produced:
 Total cash costs                                   $       186      $       170
 Reclamation                                                  3                3
 Depreciation and depletion                                 156              169
                                                    -----------      -----------
   Total production costs                           $       345      $       342
                                                    ===========      ===========

Property Position. The Fort Knox mine covers approximately 47,000 acres and consists of two state mining leases, approximately 1,400 state mining claims, seven patented federal mining claims, and the mineral rights to 38 patented federal mining claims. The current reserve is located on approximately 1,150 acres of land held under a state mining lease that expires in 2014 and may be renewed for a period not to exceed 55 years. This lease is subject to a three percent royalty payable to the State of Alaska Mental Health Trust based on net income. Claims surrounding the current reserve are subject to net smelter return royalties ranging from three percent to six percent on the state mining claims, and both a one percent net smelter return royalty and a ten percent overriding net profits interest on certain of the patented federal mining claims.

Geology and Ore Reserves. The Fort Knox gold deposit occurs as porphyry-style mineralization of the type usually associated with copper and molybdenum ore bodies. The ore is hosted within the upper margins of a granitic intrusion in a stockwork of small quartz veins and shear zones. The veins and shears are fractions of an inch to ten inches wide with erratic and widely-spaced distribution. The gold occurs as fine grains of free gold disseminated within and along the margins of the veins and shears. In plan view, the deposit has a dimension of about 5,000 by 2,500 feet, elongated in an east-west direction and extending to depths of 1,000 feet. The geology is relatively simple and the rocks are weakly altered. Grade is usually related to the degree of fracturing and veining of the rocks. Because of the low grade and erratic distribution of gold, the Company is mining on a bulk tonnage basis. The following table sets forth the proven and probable reserves for the Fort Knox mine.

                                 Fort Knox Mine
                        Proven and Probable Ore Reserves
                             As of December 31, 1998

                                    Gold           Gold
                  Tons            Avg. Grade       Content
                  (000)            (oz./ton)       (000 oz.)
                 -------          ----------       ---------
Mill ore         156,628             0.024          3,745

The December 31, 1998 Fort Knox reserves were calculated by the Company. Reserves are calculated using a gold price of $325 per ounce and a gold cut-off grade of 0.0125 ounces per ton. Changes from the 1997 reserves reflect the production of gold during 1998, net of additions due to the infill drilling program and losses due to a lower price assumption used in computing the 1998 reserves. The Company estimates that mill recovery will continue to be approximately 90%.

In addition to proven and probable reserves, the Company has estimated 67.1 million tons of mineralized material at an average grade of 0.022 per ton.

KUBAKA MINE

The Company indirectly owns a 53 % interest in Omolon Gold Mining Company (Omolon), which owns and operates the Kubaka mine. Kubaka is located in the Russian Far East, approximately 200 miles south of the Arctic Circle and 600 miles northeast of the major port city of Magadan. Kinam Gold completed the acquisition of 50% of Kubaka from Cyprus Amax during May 1997. On December 16, 1998, the Company acquired an additional three percent of Omolon from a Russian partner in consideration for settling obligations of the Russian partner for $3.8 million. Repayment of the $3.8 million owing to the Company by the Russian partner will be made from the Russian partner's share of dividends from Omolon. The Russian partner has the right to reacquire the three percent interest in Omolon for approximately $7.5 million. See Notes 6 and 7 to the Consolidated Financial Statements for further discussion of the acquisition and financing of the mine.

Operations. Commercial production was achieved at Kubaka on June 1, 1997. Construction of the mine was completed at a total capital cost of approximately $242 million. This amount includes certain financing costs, working capital and about $14 million in capitalized interest. The operation consists of an open pit mine, a conventional 1,900 tons per day (approximately 700,000 tons per year) mill and process plant, a tailings storage facility and a reclaim water retention facility to supply process water. Power is supplied by on-site diesel generators. Facilities include a permanent camp with access from Magadan provided by fixed wing aircraft, helicopter and a winter road which is generally open from January through April. The Kubaka mine's remote location in the sub-Arctic region requires the Company to plan for operations in extreme cold and to provide all services and facilities on-site. The mine and plant are designed to produce approximately 400,000 to 450,000 ounces of gold per year, of which the Company's share is 53 %.

The following table presents operating data for the Kubaka mine for the year ended December 31, 1998 and for the period from the commencement of commercial production on June 1, 1997, through December 31, 1997.

                                   Kubaka Mine
                                 Operating Data
                             (Kinam Gold 50% Share)*

                                                        1998             1997
                                                     ----------       ----------
Tons mined                                            5,901,403        3,288,724
Tons of ore milled                                      356,326          186,092
Average mill head grade (oz. per ton)                     0.716            0.725
Mill recovery rate (%)                                       98               97

Ounces of gold produced                                 250,572          129,970
Ounces of silver produced                               253,434          127,090

Cost per ounce of gold produced
 Total cash costs                                    $      157       $      175
 Reclamation                                                  3               --
 Depreciation and depletion                                 107              100
                                                     ----------       ----------
Total production costs                               $      267       $      275
                                                     ==========       ==========

* 53% after acquisition of additional three percent in December 1998.

Property Position. Omolon holds the license from the Russian government to operate the Kubaka mine and to explore and develop the Evenskoye property, also in the Magadan region (the Kubaka License). The Kubaka License terminates in 2011, subject to extension of up to an additional two years, and limits the ownership of a foreign party (i.e. the Company) in Omolon to a maximum of 56 %. The Kubaka License establishes certain production requirements for Kubaka, requires the payment of a four percent royalty on the total value of gold extracted and requires Omolon to complete exploration activities, a feasibility study and its assessment of the reserves at Evenskoye prior to December 31, 1998. This requirement has been extended to June 1999.

Geology and Ore Reserves. The Kubaka ore deposit is an epithermal quartz-adularia vein system hosted by volcanic rocks and their sedimentary derivatives. Kubaka is older than, but otherwise very similar to, volcanic hosted epithermal gold deposits found in the North American Western Cordillera. The following table sets forth the proven and probable reserves for the Kubaka mine.

                                   Kubaka Mine
                        Proven and Probable Ore Reserves
                             As of December 31, 1998

                                              Gold Content
                                                (000 oz.)
                             Gold         ----------------------
                  Tons    Avg. Grade               The Company's
                  (000)    (oz./ton)      Total      53% Share
                 ------   -----------     -----    -------------
Mill ore         3,467      0.470         1,626         862

The December 31, 1998 Kubaka reserves were calculated by the Company. Reserves are calculated using a gold price of $325 per ounce and a gold cut-off grade of
0.093 ounces per ton. Changes in reserves from 1997 primarily relate to production. The Company estimates that mill recovery will continue to be approximately 97%.

In addition to proven and probable reserves, the Company has estimated its share of other mineralized material to be 2.1 million tons at an average grade of 0.194 ounces per ton.

REFUGIO MINE

The Company owns a 50 % interest in the Refugio mine, located in the Maricunga Mining District in central Chile, approximately 75 miles east of Copiapo. The property, situated between 13,800 feet and 14,800 feet above sea level, is held by Compania Minera Maricunga (CMM), a Chilean contractual mining Company indirectly owned 50 % by the Company and 50 % by Bema Gold Corporation (Bema), a publicly traded Company based in Vancouver, British Columbia.

Operations. The Refugio mine consists of an open pit mine and a three-stage crushing and heap leach operation capable of processing 33,000 tons of ore per day, or 11.5 million tons per year. Production commenced in April 1996; however, start-up was delayed due to mechanical problems with the secondary and tertiary crushers and the collapse of fill underlying the fine ore storage bin. As a result, commercial production commenced on October 1, 1996. During the second and third quarters of 1997, abnormally severe winter weather resulted in the suspension of mining and crushing operations for nearly three months, which caused lower production and higher cash costs. During the third quarter of 1998, mechanical failures associated with the overland conveyance system resulted in lower production and abnormally higher cash costs. Full production levels are expected to be achieved during 1999. CMM has been using a mining contractor to drill, blast, load and transport all ore and waste. CMM is changing from contract mining to self mining to lower mining costs and allow greater flexibility to adapt to changing conditions. An alternative crushing system is being tested which is capable of producing a smaller crushed product which would increase production and lower cash costs. Facilities include a permanent camp with access to the site from Copiapo provided by road. Power is supplied by on-site diesel powered generators. Water extraction rights expected to be sufficient to supply the mine are owned by CMM. Following a comprehensive evaluation of the property using estimated future net cash, estimated recoverable ounces and estimated future gold prices the Company recorded a $53.1 million write-down. See Note 6 of the Consolidated Financial Statements for further discussion.

The following table presents operating data for the Refugio mine for the years ended December 31, 1997 and December 31, 1998, and for the period from commencement of commercial production on October 1, 1996, through December 31, 1996.

                                  Refugio Mine
                                 Operating Data
                             (Kinam Gold 50% Share)

                                                 1998           1997          1996
                                             ------------    ----------    ----------
Tons mined                                     10,856,489     9,336,697     3,297,800
Tons of ore to heap leach                       4,541,159     4,491,853     1,720,875
Average grade to heap leach (oz. per ton)           0.027         0.030         0.031
Heap leach recovery rate (%)                           60            55            58

Ounces of gold produced                            80,526        73,543        30,612
Ounces of silver produced                          13,130        10,366         2,620

Cost per ounce of gold produced:
 Total cash costs                            $        318    $      341    $      242
 Reclamation                                            5             2            --
 Depreciation and depletion                           103            95            95
                                             ------------    ----------    ----------
   Total production costs                    $        426    $      438    $      337
                                             ============    ==========    ==========

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

The Company, through its 50 % ownership of CMM, is responsible for payment of a net smelter return to the former owners of the Refugio property that is expected to average two and one-half percent of total production from the currently defined ore reserves. An additional sliding scale net smelter return related to net profits and ranging from two and one-half to five percent is payable on the Company's share of any production in excess of current reserves.

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

                                  Refugio Mine
              Proven and Probable Ore Reserves in the Verde Deposit
                             As of December 31, 1998

                                                 Gold Content
                                                   (000 oz.)
                                 Gold        ----------------------
                    Tons      Avg. Grade              The Company's
                    (000)      (oz./ton)     Total      50% Share
                    ------    ----------     -----    -------------
Heap leach ore      84,406       0.026       2,208        1,104

The December 31, 1998 Refugio reserves were calculated by the Company. The reserves are confined to the Verde pit zone. The variable cut-off grades for pit design and reserve summary were based on a $325 per ounce gold price and costs and recoveries which vary by rock type and alteration. Changes in reserves from 1997 relate to production and a decrease of approximately 175,000 contained ounces due to the lower gold price. The Company expects the average ultimate recovery rate for the reserve to be approximately 66%.

HAYDEN HILL MINE

The Hayden Hill mine in Lassen County, California, is located approximately 120 miles northwest of Reno, Nevada.

Operations. The Hayden Hill operation is an open pit mine with two pits and heap leach pads. Access to the mine is provided by a county road that connects to a state highway. Power for operations is purchased from the local rural electric association. Water for mining and processing operations is provided by two wells located in close proximity to the mine. Potable water is supplied by truck. Mining was completed in late 1997 and residual leaching is expected to continue during 1999.

The following table presents operating data for the Hayden Hill mine for the years indicated.

                                Hayden Hill Mine
                                 Operating Data

                                               1998         1997          1996
                                             --------    ----------    ----------
Tons mined                                         --     8,727,325     8,275,944
Tons of ore to heap leach                          --     6,194,712     5,505,849
Average grade to heap leach (oz. per ton)          --         0.031         0.028
Heap leach recovery rate (%)                       --            59            68
Ounces of gold produced                        39,688       112,202       103,502
Ounces of silver produced                     104,042       325,494       320,574

Cost per ounce of gold produced:
 Total cash costs                            $    101    $      186    $      229
 Reclamation                                      186            41            30
 Depreciation and depletion                        --            52            87
                                             --------    ----------    ----------
   Total production costs                    $    287    $      279    $      346
                                             ========    ==========    ==========

Property Position. The Company controls approximately 6,300 acres through ownership of federal patented and unpatented mining claims and fee lands, and a long-term lease of federal unpatented mining claims, which has an indefinite term. Approximately 75 % of the production is subject to a gross receipts net smelter return royalty of two percent.

In addition to proven and probable reserves, the Company has estimated its share of other mineralized material to be 134 million tons at an average grade of 0.024 ounces per ton.

GUANACO MINE

The Company owns a 90 % interest in and operates the Guanaco mine, located in the Guanaco Mining District in northern Chile, approximately 145 miles southeast of Antofagasta, Chile.

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

Mining was completed in July 1997 and residual leaching is expected to continue during 1999. Based on a detailed study of the continuity of ore, costs and production rates, a $35.5 million pre-tax write-down was recorded during the fourth quarter of 1996. See Note 6 of the Consolidated Financial Statements for further discussion.

The following table presents operating data for the Guanaco mine for the years indicated.

                                  Guanaco Mine
                                 Operating Data

                                               1998         1997           1996
                                             --------    ----------    -----------
Tons mined                                         --     5,406,411     13,332,872
Tons of ore to heap leach                          --     2,883,422      2,479,645
Average grade to heap leach (oz. per ton)          --         0.059          0.070
Heap leach recovery rate (%)                       --            55             55

Ounces of gold produced                        32,766        93,594         96,018
Ounces of silver produced                     100,975       306,552        359,869

Cost per ounce of gold produced:
 Total cash costs                            $    162    $      229    $       290
 Reclamation                                       --            18              4
 Depreciation and depletion                        --           102            156
                                             --------    ----------    -----------
   Total production costs                    $    162    $      349    $       450
                                             ========    ==========    ===========

Property Position. The Guanaco property position consists of approximately 25,000 acres consisting of mineral claims leased from Empresa Nacional de Mineria (ENAMI), an entity of the Chilean government, and certain other mineral rights. Nearly all of the production was mined from land covered by the ENAMI lease, which expires in 2006 and may be extended by the Company for additional five-year terms thereafter. The lease is subject to royalties varying with the level of production, with the royalty on gold ranging from a seven percent gross royalty to a three percent gross royalty plus a two percent net profits royalty; there is a gross royalty of two percent for all other metals. The property remains subject to a one and one-tenth percent net smelter return royalty to the minority owners for metals other than gold. The Company is in discussions with ENAMI regarding continuation of the lease following cessation of production.

SLEEPER MINE

The Sleeper mine is located in Humboldt County, Nevada, approximately 28 miles north of Winnemucca.

Operations. Operations at Sleeper were completed at the end of the third quarter of 1996 and there was no reported production during 1997 and 1998. Production at Sleeper during 1996 was 38,199 ounces at a cash cost of $247 per ounce. Reclamation activities have commenced and are expected to be substantially completed by the end of 2000. The operation included an open pit mine, mill, heap leach pads and tailings disposal facilities. Access to the mine is provided by a gravel road that connects to a paved public highway. Power is purchased from the local rural electric association. Water is provided by a well system that is currently being used to fill the pits, and potable water is supplied by truck.

Property Position. Current facilities occupy approximately 2,000 acres of unpatented mining claims. The Company has entered into an agreement with a third party for further exploration of the Sleeper property. Currently, the third party has earned a 50 percent interest in the claims. Subsequent to year-end the Company entered into an agreement granting the same third party the right to earn the remaining 50% interest in the Sleeper mine.

HAILE PROPERTY

At December 31, 1998, the Company owned a 62.5 % venture interest in the Haile property in Lancaster County, South Carolina. The remaining 37.5 % interest was owned by Kershaw Gold Company, Inc., a wholly-owned subsidiary of Piedmont Mining Company, Inc. (Piedmont). The Company was involved in a dispute with Piedmont regarding certain agreements. On March 23, 1999, the Company acquired Piedmont's 37.5 % interest and settled all disputes between the Company and Piedmont. See "Item 3. Legal Proceedings." The Company has not made a decision to develop the Haile property and is considering various options with respect to its interest in Haile. As at December 31, 1998 the Company has capitalized approximately $14.5 million of costs related to the Haile property.

Property Position. The Haile property covers approximately 3,600 acres and consists entirely of fee property that is either owned by the venture participants, leased from third parties under leases that can be extended to 2001 or controlled by purchase agreements. The leased property is subject to a four percent net smelter return royalty.

Geology and Ore Reserves. Mineralization on the Haile property is generally hosted within silicified and pyritized fine-grained metasedimentary rocks near the folded and faulted contact with overlying volcaniclastic and metavolcanic rocks. Current mineralization is contained in four separate deposits. Following an evaluation of the Haile property based on a $325 per ounce gold price, the Company has reclassified the reserve from proven and probable to other mineralization.

EXPLORATION

The Company's primary exploration objective continues to be the acquisition and evaluation of near-surface gold deposits that can be mined by open pit methods. The Company is continuing exploration activity on the Fort Knox and Refugio properties and in the area of the Guanaco mine. The Company increased its exploration activities in the Russian Federation following the acquisition of the Kubaka property. In connection with a reserve replenishment tax levied on Kubaka gold sales, the Company can offset certain exploration expenditures that are preapproved by the Russian agency responsible for exploration in the Magadan region.

Exploration expenditures were $3.9 million in 1998, $5.5 million in 1997 and $3.5 million in 1996. Exploration expenditures for 1999 are expected to be approximately $3.0 million.

GOLD MARKET AND PRICES

Gold has two principal uses: product fabrication and bullion investment. Fabricated gold has a wide variety of end uses, including jewelry manufacture (the largest fabrication component), electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. The Company sells all of its refined gold to banks and other bullion dealers. Substantially all of the Company's 1998, 1997 and 1996 sales were made in Europe. The Company's sales to major customers that exceeded ten percent of total sales were $169 million to three customers during 1998, $138 million to three customers in 1997 and $95 million to four customers in 1996. The Company believes that the loss of any of these customers would have no material adverse impact on the Company because of the active worldwide market for gold.

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

 Year                         High           Low
 ----                        ------         ------
                              (dollars per ounce)
 1994                        398.00         370.60
 1995                        395.40         372.20
 1996                        414.70         368.00
 1997                        365.70         282.80
 1998                        314.50         275.60

Declines in the market price of gold and related precious metals also may render reserves containing relatively lower grades of mineralization uneconomic to exploit. The price used in estimating Kinam Gold's ore reserves at December 31, 1998 was $325 per ounce of gold. The market price was $288 per ounce of gold at December 31, 1998, which was below the price at which Kinam Gold has estimated its reserves. However, Kinam Gold has historically realized prices that are approximately $35 per ounce above the market price of gold since the inception of its hedging program in 1988. If Kinam Gold were to determine that its reserves and future cash flows should be calculated at a significantly lower gold price, there would likely be a material reduction in the amount of gold reserves. In addition, if the price realized by Kinam Gold for its gold were to decline substantially below the price at which ore reserves were calculated for a sustained period of time, Kinam Gold potentially could experience material write-downs of its investment in its mining properties.

REFINING AND HEDGING ACTIVITIES

Refining arrangements are in place with third parties for the Company's production. Because of the availability of refiners other than those with whom such arrangements have been made, the Company believes that no adverse effect would result if any of these arrangements were terminated.

Historically, the Company employed a number of hedging techniques with the objective of mitigating the impact of downturns in the gold market and providing adequate cash flow for operations while maintaining significant upside potential in a market upswing. During 1998, 1997 and 1996 the Company's hedging efforts resulted in average realized prices of $344 per ounce, $360 per ounce and $412 per ounce, respectively, compared with the average COMEX price of $294 per ounce in 1998, $331 per ounce in 1997 and $388 per ounce in 1996. Subsequent to the merger with Kinross, the commodity derivative contract portfolio held by the Company prior to the merger was closed out. See Note 8 of the Consolidated Financial Statements for further discussion.

AGREEMENTS WITH KINROSS

On June 1, 1998, the Company completed a merger with Kinross providing for a combination of their businesses. In the merger, each outstanding share of the Company's Common Stock was converted into 0.8004 of a share of Kinross Common Stock. Kinross Merger Corporation, a wholly owned subsidiary of Kinross, was merged into the Company which became a wholly-owned subsidary of Kinross. In connection with the merger, the Company, as the surviving entity of the combination with Kinross Merger Corporation, issued to Kinross 92,213,928 shares of the Company's Common Stock, representing all of the issued and outstanding Common Stock after the merger. Kinross subsequently transferred ownership of such shares to Kinross Gold U.S.A. Inc., a wholly owned subsidary of Kinross, which is currently the sole common shareholder of the Company.

Pursuant to the merger, Kinross advanced $255.8 million to the Company for repayment of outstanding debt. $196.6 million of the advances were outstanding at December 31, 1998. In addition, Kinross issued 23.4 million common shares to Cyprus Amax in exchange for $90.3 million of demand loan debt owed by Kinam to Cyprus Amax.

AGREEMENTS WITH CYPRUS AMAX

Kinam Gold has entered into the following agreements with Cyprus Amax:

Financing agreements with Cyprus Amax:

In May 1997, the Company completed a $71 million tax-exempt industrial revenue bond for construction of the solid waste disposal facility at the Ft. Knox Mine. Cyprus Amax guaranteed the loan and the Company pays a one and three-quarters percent interest differential to Cyprus Amax. The Company and Kinross have agreed to reimburse Cyprus Amax for any payments made under the guarantee. Kinross has agreed to use all reasonable efforts to cause itself to be substituted for Cyprus Amax in the guarantee. See Note 7 to the Consolidated Financial Statements for further discussion of the terms of the loan.

During December 1997, the Company completed a $40 million credit facility. Cyprus Amax had guaranteed the loan which was repaid subsequent to the Kinross merger as part of the $255.8 million advanced by Kinross in June 1998.

Pursuant to a financing arrangement with Cyprus Amax, approved by the Company's stockholders in September 1996, Cyprus Amax had guaranteed the Company's $250 million Fort Knox loan until economic completion of the Company's Fort Knox mine In connection with the merger with Kinross in June 1998 the balance of the Fort Knox loan ($208.3 million) was repaid as part of the $255.8 million advanced by Kinross in June 1998.

Prior to the Kinross merger the Company had a revolving credit agreement, a stock issuance agreement, and an employee transfer agreement with Cyprus Amax. Subsequent to the merger these agreements were all terminated.

Acquisition Agreement:

Pursuant to the Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of October 9, 1996 (the Acquisition Agreement), the Company acquired Cyprus Amax's indirect 50 % interest in the Kubaka mine in May 1997. The Company issued 15.4 million shares of Common Stock as payment and had an obligation to make a contingent payment in shares of Common Stock (a) equal to $10 per gold equivalent ounce (up to a maximum of $45 million) of the Company's pro rata share of proven and probable reserves which the Company acquired the right to mine in the Russian Federation, excluding properties covered by the Kubaka License or acquired by the Company's joint venture with Cyprus Amax, on or before June 30, 2004, and (b) valued at the then current ten-day average stock price. Subsequent to the merger this agreement was cancelled.

NOL Agreement:

An agreement to monetize a portion of the Company's foreign tax net operating losses was entered into with Cyprus Amax in February 1998. In connection with the transaction, the Company recorded a gain of $6.7 million as other income.

Services Agreement:

Pursuant to the Services Agreement, the Company and Cyprus Amax provide a variety of managerial and other services to each other on a full cost-reimbursement basis. The Company paid Cyprus Amax approximately $2.3 million for 1998 services, including insurance coverage, compared with $4.1 million in 1997and Cyprus Amax paid the Company $1.3 million, primarily for services for the Kubaka mine prior to closing of the Kubaka acquisition.

EMPLOYEES

At December 31, 1998, the Company and its consolidated subsidiaries employed 958 persons in addition to 171 contract miners at its Refugio mine. The hourly employees at the Guanaco mine are represented by the Sociedad Contractual Minera Guanaco labor union and are covered by a labor contract that expires at the end of May 1999. The hourly employees at Refugio are represented by the Sindicato de Trabajadores de Compania Minera Maricunga labor union and are covered by a labor contract that expires at the end of February 2001. None of the Company's employees in the United States are members of a labor union and the Company considers its employee relations to be good. The Company obtains certain administrative and other services from Kinross.

RISK FACTORS

Nature of Mineral Exploration and Mining

The exploration and development of mineral deposits involves significant financial risks over a significant period of time, which even a combination of careful evaluation, experience and knowledge may not eliminate. While discovery of a gold-bearing structure may result in substantial rewards, few properties which are explored are ultimately developed into producing mines. Major expenses may be required to establish reserves by drilling and to construct mining and processing facilities at a site. It is impossible to ensure that the current or proposed exploration programs on properties in which the Company has an interest will result in profitable commercial mining operations.

The operations of the Company are subject to the hazards and risks normally incident to exploration, development and production of gold, any of which could result in damage to life or property, environmental damage and possible legal liability for such damage. The activities of the Company may be subject to prolonged disruptions due to weather conditions depending on the location of operations in which the Company has interests. Hazards, such as unusual or unexpected formations, rock bursts, pressures, cave-ins, flooding or other conditions may be encountered in the drilling and removal of material. While the Company may obtain insurance against certain risks, the nature of these risks are such that liabilities could exceed policy limits or could be excluded from coverage. There are also risks against which the Company cannot insure or against which it may elect not to insure. The potential costs which could be associated with any liabilities not covered by insurance or in excess of insurance coverage or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting the future earnings and competitive position of the Company and, potentially, its financial position.

Whether a gold deposit will be commercially viable depends on a number of factors, some of which are the particular attributes of the deposit, such as its size and grade, proximity to infrastructure, financing costs and governmental regulations, including regulations relating to prices, taxes, royalties, infrastructure, land use, importing and exporting of gold and environmental protection. The effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital.

Environmental Risks

The Company's mining and processing operations and exploration activities in the Americas, Russia, Chile and other countries are subject to various laws and regulations governing the protection of the environment, exploration, development, production, exports, taxes, labour standards, occupational health, waste disposal, toxic substances, mine safety and other matters. New laws and regulations, amendments to existing laws and regulations, or more stringent implementation of existing laws and regulations could have a material adverse impact on the Company, increase costs, cause a reduction in levels of production and/or delay or prevent the development of new mining properties. The Company is currently in compliance in all material respects with all applicable environmental laws and regulations. Such compliance requires significant expenditures and increases the Company's mine development and operating costs.

In all jurisdictions, permits from various governmental authorities are necessary in order to engage in mining operations. Such permits relate to many aspects of mining operations, including maintenance of air, water and soil quality standards. In most jurisdictions, the requisite permits cannot be obtained prior to completion of an environmental impact statement and, in some cases, public consultation. Further, the Company may be required to submit for government approval a reclamation plan and to pay for the reclamation of the mine site upon the completion of mining activities.

Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Environmental liability may result from mining activities conducted by others prior to the Company's ownership of a property. To the extent the Company is subject to uninsured environmental liabilities, the payment of such liabilities would reduce funds otherwise available to the Company and could have a material adverse effect on the Company. Should the Company be unable to fund fully the cost of remedying an environmental problem, the Company might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy, which could have a material adverse effect on the Company.

Reserve Estimates

The figures for reserves presented herein are estimates, and no assurance can be given that the anticipated tonnages and grades will be achieved or that the indicated level of recovery will be realized. Market fluctuations in the price of gold may render ore reserves uneconomical and require the Company to take a write down or to discontinue development or production. Moreover, short-term operating factors relating to the reserves, such as the need for orderly development of the ore body or the processing of new or different ore grades, may cause a mining operation to be unprofitable in any particular accounting period.

Proven and probable reserves at the Company's mines and development projects were calculated based upon a gold price of $325 per ounce of gold. Recently, gold prices have been significantly below these levels. Prolonged declines in the market price of gold may render reserves containing relatively lower grades of gold mineralization, uneconomic to exploit (unless the utilization of forward sales or other hedging techniques is sufficient to offset such declines) and could reduce materially the Company's reserves. Should such reductions occur, material write downs of the Company's investment in mining properties or the discontinuation of development or production might be required, and there could be material delays in the development of new projects, increased net losses and reduced cash flow. Moreover, short-term operating factors relating to the reserves, such as the need for orderly development of the ore body or the processing of new or different ore grades, may cause a mining operation to be unprofitable in any particular accounting period.

The estimates of proven and probable gold reserves attributable to a specific property of the Company are based on accepted engineering and evaluation principles. The amount of proven and probable gold does not necessarily represent an estimate of a fair market value of the evaluated properties.

There are numerous uncertainties inherent in estimating quantities of proven and probable gold reserves. The estimates in this Report are based on various assumptions relating to gold prices during the expected life of production, and the results of additional planned development work. Actual future production rates and amounts, revenues, taxes, operating expenses, environmental and regulatory compliance expenditures, development expenditures and recovery rates may vary substantially from those assumed in the estimates. Any significant change in these assumptions, including changes that result from variances between projected and actual results, could result in material downward or upward revision of current estimates.

Operations Outside of North America

The Company currently conducts mining operations and certain exploration and development activities in Russia and Chile. The Company believes that the governments of these countries support the development of their natural resources by foreign operators. There is no assurance that future political and economic conditions in these countries will not result in their governments adopting different policies respecting foreign development and ownership of mineral resources. Any such changes in policy may result in changes in laws affecting ownership of assets, taxation, rates of exchange, gold sales, environmental protection, labor relations, repatriation of income and return of capital, which may affect both the ability of the Company to undertake exploration and development activities in respect of future properties in the manner currently contemplated, as well as its ability to continue to explore, develop and operate those properties in respect of which it has obtained exploration, development and operating rights to date. The possibility that a future government of Russia may adopt substantially different policies, which might extend to expropriation of assets, cannot be ruled out.

Russian laws, licences and permits have been in a state of change and new laws may have a retroactive effect. In addition, tax periods remain open to review by the tax authorities for six years.

Of particular significance in Russia is the right of Russian authorities to purchase gold produced from the Kubaka Mine, with payment 50% in U.S. dollars and 50% in Russian rubles at then current London gold prices. If expenses denominated in rubles are less than payments in rubles, the Company may be exposed to currency exchange risks and the risk that viable and adequate currency exchange mechanisms may not be available. In addition, although the Company has an agreement stating that any gold that the Russian authorities elect not to purchase may be exported from Russia and sold to third parties, and the Company has exported gold on several occasions, there can be no assurance that the Company will be able to export gold in the event Russian authorities elect not to purchase gold and do not honor the agreement to permit the Company to export gold. The Company currently has political risk insurance coverage from the U.S. Overseas Private Investment Corporation (OPIC) covering a portion of its investment in the Kubaka Mine. However, there is no guarantee that Kinross will continue to qualify for such insurance.

In addition, the economies of Russia and Chile differ significantly from the economy of the United States. Growth rates, inflation rates and interest rates of developing nations have been and are expected to be more volatile than those of western industrial countries.

Licences and Permits

The operations of the Company require licences and permits from various governmental authorities. The Company believes that it holds all necessary licences and permits under applicable laws and regulations and believes it is presently complying in all material respects with the terms of such licences and permits. However, such licences and permits are subject to change in various circumstances. There can be no guarantee that the Company will be able to obtain or maintain all necessary licences and permits that may be required to explore and develop its properties, commence construction or operation of mining facilities and properties under exploration or development or to maintain continued operations that economically justify the cost.

Gold Prices

The profitability of any gold mining operations in which the Company has an interest will be significantly affected by changes in the market price of gold. Gold prices fluctuate on a daily basis and are affected by numerous factors beyond the control of the Company. The level of interest rates, the rate of inflation, world supply of gold and stability of exchange rates can all cause significant fluctuations in gold prices. Such external economic factors are in turn influenced by changes in international investment patterns and monetary systems and political developments. The price of gold has fluctuated widely and future serious price declines could cause continued commercial production to be impractical. Depending on the price of gold, cash flow from mining operations may not be sufficient. If, as a result of a decline in gold prices, revenues from metal sales were to fall below cash operating costs, production might be discontinued.

Title to Properties

The validity of mining claims which constitute most of the Company's property holdings in the United States, Russia and Chile, may, in certain cases, be uncertain and is subject to being contested. Although the Company has attempted to acquire satisfactory title to its properties, some risk exists that some titles, particularly title to undeveloped properties, may be defective.

Certain of the Company's United States mineral rights consist of unpatented lode mining claims. Unpatented mining claims may be located on U.S. federal public lands open to appropriation, and may be either lode claims or placer claims depending upon the nature of the deposit within the claim. In addition, unpatented millsite claims, which may be used for processing operations or other activities ancillary to mining operations, may be located on federal public lands that are non-mineral in character. Unpatented mining claims and millsites are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and is always subject to challenges of third parties or contests by the federal government of the United States. The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of U.S. federal and state statutory and decisional law. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining claims.

Competition

The mineral exploration and mining business is competitive in all of its phases. The Company competes with numerous other companies and individuals, including competitors with greater financial, technical and other resources than the Company, in the search for and the acquisition of attractive mineral properties. The ability of the Company to acquire properties in the future will depend not only on its ability to develop its present properties, but also on its ability to select and acquire suitable producing properties or prospects for mineral exploration. There is no assurance that the Company will continue to be able to compete successfully with its competitors in acquiring such properties or prospects.

Currency Risk

Currency fluctuations may affect the revenues which the Company will realize from its operations as gold is sold in the world market in United States dollars. The costs of the Company are incurred principally in United States dollars, Russian rubles and Chilean pesos. While the Russian rubles and Chilean pesos are currently convertible into United States dollars, there is no guarantee that they will continue to be so convertible.

Joint Ventures

Some of the mines in which the Company owns interests are operated through joint ventures with other mining companies. Any failure of such other companies to meet their obligations to the Company or to third parties could have a material adverse effect on the joint ventures. In addition, the Company may be unable to exert influence over strategic decisions made in respect of such properties.

Royalties

The Company's mining properties are subject to various royalty and land payment agreements. Failure by the Company to meet its payment obligations under these agreements could result in the loss of related property interests.

Hedging

The Company has historically reduced its exposure to gold and silver price fluctuations by engaging in hedging activities. There can be no assurance that the Company will continue the hedging techniques successfully used, or any other hedging techniques, or that, if they are continued, the Company will be able to achieve in the future realized prices for gold produced in excess of average COMEX prices as a result of its hedging activities.

Dividend Policy

For the foreseeable future, it is anticipated that the Company will use earnings, if any, to finance growth. Dividends are payable to the holders of Kinam Series B Preferred Shares in accordance with the terms thereof.

                            ITEM 3. LEGAL PROCEEDINGS

In October 1996, an alleged shareholder derivative action was filed in the Court of Chancery of Delaware on behalf of a stockholder of the Company, entitled Harry Lewis v. Milton H. Ward, et al., C.A. No. 15255-NC, against Cyprus Amax, the directors of the Company and the Company as a nominal defendant. The complaint alleges, among other things, that the defendants engaged in self-dealing in connection with the Company's entry in March 1996 into a demand loan facility provided by Cyprus Amax. The complaint seeks, among other things, a declaration that the demand loan facility is not entirely fair to the Company and damages in an unspecified amount. The Company believes that the complaint is without merit and intends to defend the matter vigorously.

On February 13, 1998, a purported class action was filed in the Court of Chancery of Delaware by two Company stockholders entitled Joseph Ratzerdorfer and Victoria Shaev, IRA v. Milton H. Ward, et al. C.A. No. 16189-NC, against Cyprus Amax, the Company's directors, and the Company as a nominal defendant. The complaint alleges, among other things, that the defendants breached their fiduciary duties of loyalty and due care in connection with the Company's entry into the Kinross merger agreement. The complaint seeks, among other things, an order rescinding the transaction and/or awarding damages in an unspecified amount. The Company believes that the complaint is without merit and intends to defend the matter vigorously.

The Company has been named in a complaint filed in the United States District Court for the District of South Carolina, Rock Hill Division, by Kershaw Gold Company, Inc. (Kershaw), a subsidiary of Piedmont Mining Company (Piedmont) that owns 37.5% of the Haile project in which the Company is participating. The complaint alleges that the Company tortiously interfered with the performance by its subsidiaries, Lancaster Mining Company Inc. (Lancaster) and Haile Mining Company (Haile), of their obligations under certain agreements. The Company was awarded judgment notwithstanding the $9 million jury verdict in the case. The plaintiff appealed the decision to the U.S. Court of Appeals for the Fourth Circuit. The litigation is part of the lawsuit filed originally in South Carolina Circuit Court in March 1995 by Piedmont and Kershaw against the Company, Lancaster and Haile, alleging breach of contract, fraud and tortious interference with contract rights. In response to motions filed by the defendants, all claims of Piedmont and Kershaw were dismissed on the grounds that jurisdiction was to be determined by arbitration, except the claim of Kershaw against the Company described above. Piedmont and Lancaster have appealed the April 1998 order of the South Carolina Circuit Court denying their motion for reconsideration of dismissal of certain claims against the Company and certain subsidiaries.

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

On March 23, 1999, the parties finalized an agreement whereby the Company purchased all of the shares of Kershaw from Piedmont for $2.0 million and all of the parties to the various lawsuits and arbitrations noted above mutually released each other from any obligations they may have had to one another. The various lawsuits and arbitrations were dismissed. See Note 16 to the Consolidated Financial Statements for further discussion.

In March 1994, the U.S. Forest Service notified the Company that it considers the Company to be a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), jointly and severally liable with other PRP's for damages attributable to alleged releases of hazardous substances from the Siskon Mine, located in the Klamath National Forest in Siskiyou County, California. The Company conducted a limited exploration drilling program in the summer of 1991 on property at the Siskon mine site which the Company believes is not involved in the alleged releases. Based on facts currently known to management, the Company does not anticipate that this matter will have a material effect on the Company's financial condition or results of operations.

The Company is also involved in legal proceedings and claims which arise in the ordinary course of its business. The Company believes these claims are without merit and is vigorously defending them. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON AND PREFERRED EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to the Kinross merger, the Common Stock was listed on the New York Stock Exchange (AU) and the Toronto Stock Exchange (AXG). Subsequent to the merger, all of the outstanding shares of Common Stock were converted into Kinross Common Stock. Immediately following the merger the company issued 92,213,928 shares of Common Stock to Kinross. Following the completion of the Kinross merger, the Company terminated its registration of the Common Stock under the Exchange Act and its listing of the Common Stock on the New York Stock Exchange. There is currently no public market for the Common Stock.

The Series B Convertible Preferred Stock of the Company is listed on the New York Exchange (KPRB) and the number of stockholders of record as of April 1, 1999 is 83.

The following table sets forth for the periods indicated the high and the low sale prices per share of the Common Stock and Series B Convertible Preferred Stock as reported on the New York Stock Exchange Composite Tape and the dividends paid on such stock.

                      Stock Prices and Dividends Per Share

                                             Series B Convertible
                   Common Stock                Preferred Stock
              ----------------------        ----------------------
Quarter         High           Low           High            Low        Dividends
-------       --------      --------        -------        -------      ---------
1998
First         $ 3 5/16      $  2 1/8        $46 1/4        $35 3/4        $.9375
Second(1)      3 13/16        3 1/16             49         43 5/8         .9375
Third               --            --         44 1/8         38 1/4         .9375
Fourth              --            --         43 1/2         35 1/2         .9375

1997
First         $  7 7/8         5 7/8        $56 3/8        $51 1/2        $.9375
Second           6 7/8         5 5/8             54         51 1/4         .9375
Third          6 15/16        5 9/16         54 3/4         51 1/2         .9375
Fourth           6 7/8       1 15/16         55 1/2             34         .9375

(1) Reflects prices through May 31, 1998, the last date upon which the Common Stock was traded on the New York Stock Exchange.

ITEM 6.  SELECTED FINANCIAL DATA

                        KINAM GOLD INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
               (IN MILLIONS EXCEPT PER SHARE AMOUNTS, PERCENTAGES,
               PRODUCTION AND SALES OUNCES AND AMOUNTS PER OUNCE)
                             YEAR ENDED DECEMBER 31,

                                                1998          1997          1996          1995          1994
                                              --------      --------      --------      --------      --------
FOR THE YEAR:
Revenues                                      $  268.1      $  259.5      $  108.2      $   96.6      $   94.6
Earnings (loss) from operations/(1)(2)(3)       (173.8)          1.9         (42.9)        (19.7)        (39.5)
Loss before cumulative effect of
accounting changes, net/(1)(2)(3)               (190.8)        (37.9)        (39.2)        (26.4)        (38.6)
Loss before extraordinary item/(1)(2)(3)        (190.8)        (33.4)        (39.2)        (26.4)        (31.1)
Net loss/(1)(2)(3)                              (202.3)        (33.4)        (39.2)        (26.4)        (31.1)
Per common share:
Loss before cumulative effect
of accounting changes/(1)(2)(3)                  (1.94)         (.41)         (.48)         (.38)         (.51)
Loss before extraordinary item/(1)(2)(3)         (1.94)         (.37)         (.48)         (.38)         (.42)
Net basic and diluted loss/(1)(2)(3)             (2.05)         (.37)         (.48)         (.38)         (.42)
Weighted average common shares outstanding       101.7         108.2          96.9          86.5          79.3
Capital expenditures                              15.4          30.8         187.7         206.2          23.0
Cash dividends to common stockholders               --            --            --            --            --
Dividends declared per common share                 --            --            --            --            --
Cash dividends to preferred stockholders           6.9           6.9           6.9           6.9           1.8
Dividends declared per preferred share/(4)        3.75          3.75          3.75          3.75         .9791
AT YEAR-END:
Current assets                                   107.2         129.7          60.7          67.1          77.1
Total assets                                     602.0         870.6         762.2         613.0         407.6
Current liabilities                              153.8         226.0         212.3          42.8          45.6
Long-term debt                                   123.0         345.7         272.6         238.2          83.2
Note payable to parent                              --            --            --           5.0            --
Shareholders' equity                              72.1         273.8         259.4         298.2         249.9
Working capital (deficit)                        (46.6)        (96.3)       (151.6)         24.3          31.5
Long-term debt to total capitalization            63%           56%           51%           44%            25%
KEY OPERATING FACTORS FOR THE YEAR:
Total ounces of gold produced                  763,525       729,831       268,331       238,255       240,885
Total ounces of gold sold                      778,559       720,889       262,975       238,094       235,664
Average realized price per ounce sold         $    344      $    360      $    412      $    406      $    401
Average cost per ounce produced/(5):
Total cash costs/(6)                          $    185      $    198      $    255      $    313      $    329
Reclamation costs                                   13            10            16            13            11
Depreciation, depletion and amortization           119           123           110            91           105
                                              --------      --------      --------      --------      --------
Total production costs per ounce              $    317      $    331      $    381      $    417      $    445
                                              ========      ========      ========      ========      ========

------------

(1) During the first quarter of 1997, Kinam Gold elected to change its method of accounting for inventory from the last-in, first-out (LIFO) method to a three-month rolling average method. In accordance with generally accepted accounting principles when changing from the LIFO method, prior years' results have been restated to reflect the effect of this change in policy. The effect of this restatement on the years ended December 31, 1996 and 1995 was to increase the previously reported net loss by $5.0 million and $2.5 million, or $.06 and $.02 per share, respectively. The effect of this restatement on the year ended December 31, 1994 was to decrease the previously reported net loss by $4.4 million or $.06 per share. Additionally, as of January 1, 1997, the Company changed its accounting policy to include depreciation and depletion in inventory, which has the effect of recording depreciation and depletion expense in the statement of operations as gold is sold rather than as it is produced. The cumulative effect of this accounting change is a $4.5 million reduction of the net loss as of January 1, 1997.

(2) In the fourth quarter of 1998, the Company recorded a $53.1 million pre-tax write-down of the Refugio Mine and a $140.3 million pre-tax write-down of the Fort Knox Mine. In the second quarter of 1998, the Company recorded an $11.5 million dollar loss on the early extinguishment of debt. These special items increased the net loss by $204.9 million, or $2.01 per common share. In the fourth quarter of 1996, the Company recorded a $35.5 million pre- tax write-down of the Guanaco mine and an unrelated $10 million deferred tax benefit. These special items increased the net loss by $25.5 million, or $.26 per share.

      In 1994, the Company recorded an $18.6 million pre-tax ($14.4 million after-tax) writedown of the Hayden Hill mill to its estimated salvage value and a $2.5 million pre-tax ($2.1 million after-tax) writedown of other assets that increased the net loss by $16.5 million, or $0.21 per share.

(3) Effective January 1, 1994, the Company changed its method of accounting for the cost of ore loaded on heap leach pads to record such costs as work-in-process inventory. The 1994 net loss was reduced by a $7.5 million, or $.09 per common share, after-tax benefit relating to the cumulative effect of this accounting change.

(4) The Company issued 1.8 million preferred shares in August 1994. Preferred share dividends were $1.8 million during the fourth quarter of 1994.

(5)   Average costs weighted by ounces of gold produced at each mine.

(6) Effective January 1, 1996, the Company adopted the Gold Production Cost Standard developed by the Gold Institute in order to facilitate comparisons among companies in the gold industry. Cash production costs reported in prior periods have been restated as cash operating costs and total cash costs in accordance with the new standard. Cash operating costs calculated under the new standard include all operating costs (including overhead) at the mine sites, but exclude royalties, production taxes and reclamation. Total cash costs include royalties and production taxes, but exclude reclamation. Total production costs remain unchanged and include reclamation and depreciation, depletion and amortization. Total cash costs in 1996 exclude the impact of the write-down of heap leach inventories at Guanaco.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported a 1998 net loss of $202.3 million, or $2.05 per share, on revenues of $268.1 million, compared with a 1997 net loss of $33.4 million, or $.37 per share, on revenues of $259.5 million and a 1996 net loss of $39.2 million, or $.48 per share, on revenues of $108.2 million. The 1998 results included a $53.1 million write-down of the Refugio Mine, a $140.3 million write-down of the Fort Knox Mine and an $11.5 million loss on the early extinguishment of debt. The 1997 results included a $4.5 million benefit for a first quarter inventory accounting change while the 1996 results included a $35.5 million write-down of the Guanaco mine and an unrelated $10 million deferred tax benefit. Excluding special items, 1998 net income would be $2.6 million or a loss of $0.04 per share after preferred dividends, compared with a 1997 net loss of $37.9 million, or $.41 per share and a 1996 net loss of $13.7 million or $0.21 per share. See Note 5 to the Consolidated Financial Statements for further discussion of the changes in accounting policies during the first quarter of 1997.

The Company's operating income of $19.6 million for 1998, compared with operating income of $1.9 million in 1997 and operating losses of $7.4 million in 1996, excluding special items and write-downs. The improved operating results for 1998 were attributable to lower cash costs and higher production, partially offset by lower realized gold prices.

Revenues increased to $268.1 million in 1998, compared with $259.5 million in 1997 and $108.2 million in 1996. The improvement was primarily a result of higher gold sales of 778,559 ounces in 1998 due to a full year of production at Fort Knox and Kubaka, offset by lower production at Hayden Hill and Guanaco due to continued residual leaching. Gold sales were 720,889 ounces in 1997 and 262,975 ounces in 1996. The increased sales volume was partially offset by a lower 1998 average realized price of $344 per ounce, compared with $360 per ounce for 1997 and $412 per ounce for 1996. These realized prices compare with average spot gold prices of $294 per ounce in 1998, $331 per ounce in 1997 and $388 per ounce in 1996. The Company's average realized price exceeded the average spot price in each year due to the positive impact of hedging activities.

Gold production in 1998 was a record 763,525 ounces, compared with 729,831 ounces in 1997 and 268,331 ounces in 1996. Fort Knox, Kubaka and Refugio contributed a total of 691,071 ounces, or more than 90 % of 1998 production. For 1999, these three mines are expected to continue to contribute more than 90 % of the Company's total production as Hayden Hill and Guanaco complete residual leaching. In 1998, Fort Knox production was 359,973 ounces. Commercial production was achieved at Fort Knox on March 1, 1997, resulting in 320,522 ounces of production during 1997. In 1998, the Company's share of Kubaka production was 250,572 ounces. Commercial production commenced on June 1, 1997, and 129,970 ounces were produced for the Company's account. The Company's 50 % share of 1998 production at Refugio was 80,526 ounces, compared with 73,543 ounces for 1997. Production at Refugio is expected to improve during 1999 as operating inefficiencies continue to be addressed. Mining was completed at Guanaco during July 1997, which resulted in the decrease in production to 32,766 ounces in 1998, compared with 93,594 ounces in 1997. Production at Guanaco will decline substantially during 1999 as residual leaching continues. Hayden Hill completed mining in December 1997 and production declined to 39,688 ounces in 1998, compared with 112,202 ounces in 1997 as residual leaching continued. During 1999, consolidated production is expected to be approximately 710,000 ounces.

The Company's cost of sales as a percentage of revenue declined to 59 % in 1998 compared with 61 % in 1997 and 68 % in 1996, reflecting lower average total cash costs. Consolidated total cash costs fell $13 an ounce in 1998. Total cash costs were $185 per ounce for 1998 compared to $198 per ounce in 1997 and $255 per ounce in 1996. Fort Knox's cash costs were $186 per ounce for 1998, compared to $170 per ounce in 1997 as a result of lower grades. As a result of higher mill throughput and lower than planned spending, Kubaka's 1998 total cash costs of $157 per ounce, compared with 1997 total cash costs of $175 per ounce, were lower than anticipated. Refugio's 1998 total cash costs of $318 per ounce, compared with $341 per ounce for 1997, were lower primarily due to improvements to the reliability of the overland conveyance system. Total cash costs at Refugio are expected to improve significantly during 1999. Total cash costs continued to decline at Guanaco during 1998 to $162 per ounce, compared with $229 per ounce in 1997 and $290 per ounce in 1996, as residual leaching continued. Total cash costs at Hayden Hill improved to $101 per ounce in 1998 compared with $186 per ounce and $229 per ounce in 1997 and 1996, respectively, as residual leaching continued. Consolidated average total cash costs for 1999 are anticipated to decline further in 1999. Depreciation and depletion increased to $91.1 million in 1998, compared with $88.4 million in 1997, primarily as a result of increased production and sales. The Company's consolidated depreciation and depletion rate decreased to $119 per ounce in 1998, compared with $123 per ounce in 1997. Lowering the gold price used to calculate ore reserves to $325 per ounce at December 31, 1998, from $375 per ounce at December 31, 1997, did not have a significant impact on Kubaka or Fort Knox reserves, however, reserves at Refugio decreased by approximately 175,000 contained ounces due to the lower gold price assumption. The consolidated depreciation and depletion rate for the Company is expected to decrease significantly during 1998 due to the write-downs at Refugio and Fort Knox, offset partially by the decrease in Refugio reserves.

General and administrative income was $3.7 million in 1998, compared with expense of $6.4 million in 1997 and $8.3 million in 1996. The change in 1998 was mainly attributable to the inclusion of a full year of management fees the Company earns for operating the Kubaka project, which is recorded as an offset to general and administrative expenses, and the reduction of corporate staff subsequent to the Kinross merger.

Exploration expense was $3.9 million in 1998, compared with $5.5 million in 1997 and $3.5 million in 1996. During 1999, the Company expects to reduce its exploration costs to about $3.0 million due to lower gold prices.

Interest expense in 1998 was $23.4 million, compared with $42.5 million in 1997 and $29.7 million in 1996. The decrease in 1998 was attributable to lower average debt balances, mainly due to debt repaid subsequent to the Kinross merger. In 1998, no interest was capitalized, compared with $4.2 million in 1997 and $22.8 million in 1996. Interest income was $1.6 million in 1998, compared with $1.9 million in 1997 and $1.6 million in 1996.

Other income was $5.3 million in 1998, due mainly to the $6.7 million gain on the sale of foreign tax loss carryforwards to Cyprus Amax, compared with expense of $3.0 million in 1997 and $1.0 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's 1998 cash flow provided from operating activities of $109.8 million was significantly higher than 1997 cash flow of $68 million and 1996 cash flow of $16.5 million, primarily as a result of lower cash costs, higher production and the close-out of the Company's hedge position for $45.9 million. Due to lower gold prices, the Company has tightened spending in all areas in order to preserve cash. Working capital was negative for the 1998 and 1997 year ends due in part to the classification of the amount due under the demand loan facility as a current liability.

Capital expenditures declined to $15.4 million in 1998, from $30.8 million in 1997 as only sustaining capital projects were undertaken due to low gold prices. Capital spending at Fort Knox was $12.3 million in 1998, primarily for the expansion of the tailings dam and the pebble crusher installation. This compared with $14 million in 1997, excluding capitalized interest. In 1998, Kubaka capital spending totaled $0.7 million. The Kubaka acquisition was completed in May 1997, and capital spending following the purchase, excluding capitalized interest, was about $12 million. At Refugio, the Company's share of capital spending totaled $2.4 million in 1998, compared with $5.0 million in 1997, excluding capitalized interest. Most capital spent at Refugio during 1998 related to operational inefficiencies that were addressed and are expected to be remedied in the first part of 1999. Capital spending is expected to remain the same in 1999 as only sustaining capital projects will be undertaken.

During 1998, the Company received an additional $17.0 million from the demand loan with its parent (which was transferred from Cyprus Amax to Kinross at the time of the merger) and $255.8 million in advances from Kinross at the time of the merger, primarily to pay down debt. Debt repayments from the advance included $208.3 million for the Fort Knox project financing and $40.0 million of loans for the Refugio project. The balance of repayments in the year included scheduled payments on the Fort Knox loan prior to the merger of $14.0 million, payments of $19.0 million of Kubaka debt and lease payments of $2.0 million. Kinross advance repayments of $59.0 million were made from cash flow provided from operating activities.

During 1999, the Company expects to generate sufficient cash flow from operating activities for general corporate purposes, capital expenditures and debt and interest payments.

YEAR 2000

The Company is participating in a Year 2000 Program established by Kinross to oversee and coordinate Year 2000 conversion. The program includes involvement from site and corporate personnel and communication with customers, suppliers and financial institutions to address Year 2000 compliance. Projects are underway to identify, evaluate and implement Year 2000 compliance solutions.

The Company's principal uses of computer technology are the management of financial data and the control of milling processes. Year 2000 date processing has potential implications to the Company's business applications and automated mine operations, such as process controllers and other electronic measuring devices. The Company has focused on:

1. Business systems including information technology hardware and software including interfaces with systems of third parties:

2. Embedded technologies, including equipment that controls, supports or monitors mining equipment, mills, environmental, transportation and communications; and

3.    Third party business relationships with suppliers and customers.

The effort is organized into three major phases:

1. Assessment, including the review of each operation and identification of all systems and third parties, which might cause Year 2000 failures.

2. Impact analysis, including the review of the systems, technologies and third parties identified in the assessment phase and classification of the risk potential. Decisions are made as to which risks can adversely affect the Company. Remediation plans are formulated, and contingency planning is begun.

3. Implementation of the remediation plans and continuation of the contingency planning based on the results of remediation and latest information from third parties.

The Company has completed 75% of the assessment phase with respect to the business systems and embedded technology.

All internal business systems software consists of purchased products which are Year 2000 compliant, and which will be put into operation by September 1999.

A detailed review of embedded technologies, concentrating on mill process control systems, will be completed by May 1999 and to date, no major issues in process control technologies have been found. At two key operations (the Fort Knox mine and the Kubaka mine), the review has been completed or is near completion with only minor remediation work identified.

Goods and services that are deemed critical to each operation have been identified and the Company is working with the vendors of those goods and services to ensure that no interruption will occur that will affect the operations. Depending on the results and interpretation of these findings, the Company will modify its contingency plans accordingly.

Impact analysis and implementation is being performed as non-compliant items are discovered and will be ongoing through the end of 1999; however the majority of work will be completed by the end of the third quarter of 1999.

The Company has assigned the responsibility for overseeing its Year 2000 initiatives to the Treasurer, who reports to the Audit Committee of the Board of Directors. The project is managed by the Director of Information Technology, who works with a coordinator assigned at each site to coordinate activities among mine site personnel and to ensure that reviews and remediation are completed as planned. In certain cases, the Company has engaged third parties to assist in the Year 2000 efforts.

Costs

The Company has estimated the costs to prepare for Year 2000 at approximately $0.5 million, of which approximately $0.1 million has been spent to date. All project costs are funded by cash flow from operations.
The Company's policy is to expense its Year 2000 costs as incurred.

Risks and Contingency Plans

Examples follow of the types of risks the Company could face as a result of failures of its information systems, milling systems, or the failure of one of the major third party suppliers.

1. Business systems risks could include disruptions to business data processing such as payroll, accounts payable, purchasing, and other information systems until the systems can be corrected;

2. Mining operations risks could include disruptions to mining processes and facilities with delays in delivery of gold until the process system could be corrected;

3. Major supplier risks could include disruptions in the provision of goods and services that could cause interruptions of mining and processing activities and delays in delivery;

4. Major customers risks could include disruptions in sales, revenue and cash inflow as a major customer may not be Year 2000 compliant, impacting their ability to order or pay for products.

Considerable attention has been given to the potential problems Russia may incur with regards to Y2K preparedness. The Kubaka Mine, due to its remoteness, is isolated from most of the potential problems. The site generates its own electrical power, and off-site communication is provided by a satellite system linked into the North American public phone network. Normal inventories carried on-site at that time of year are sufficient for the facility to operate for 12 months. Transportation to the site is provided by dedicated charter aircraft. Potential risks for this operation are the ability of the refinery to process product.

To minimize the risks associated with the Year 2000 issue, the Company has in its plan: to identify scenarios involving possible Year 2000 failures focusing on critical systems and critical third party vendors and to develop contingency plans for mitigating the impact of such scenarios. These plans will be the focus of the Company's Year 2000 efforts in the second quarter of 1999. The Company believes that its largest potential risks involve third parties since the Company cannot control their Year 2000 efforts. Although there are many areas of potential risk, at present the Company believes that the highest potential risks are the provision of power to its operations, and transportation related problems, any of which could have an adverse impact on the Company's operations and financial results. The Company expects to have contingency plans in place by the third quarter of 1999.

With respect to potential power interruptions, all operations are equipped with standby power generating facilities, and additional generating capacity is located at a shutdown property. Part of the contingency planning will be to relocate these additional generators to the sites felt to be most vulnerable to power interruption or where the effects of an interruption would be most severe.

The Company believes it is taking the necessary steps to resolve Year 2000 issues; however there can be no assurance that any one or more such failures would not have a material adverse effect on the Company. Actual outcomes and results could be affected by future factors including, but not limited to, availability of skilled personnel, ability to locate software problems, ability of critical suppliers and subcontractors to meet commitments, and timely actions by customers and suppliers.

FACTORS THAT MAY AFFECT FUTURE RESULTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such forward-looking statements include statements regarding expected dates for gold sales, reserve additions, projected quantities of future gold production, estimated reserves and recovery rates, anticipated production rates, costs and expenditures, prices realized by the Company and expected to be realized, expected future cash flows, anticipated financing needs, growth plans and sources of financing and repayment alternatives and possible business combinations. Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile price of gold, the political and economic risks associated with foreign operations, cost overruns, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits and approvals, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with environmental risks, the results of financing efforts and financial market conditions and other risk factors detailed in the Company's filings with the Securities and Exchange Commission. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.  DISCLOSURES ABOUT MARKET RISKS

Commodity Price Risks

The Company's revenues are derived primarily from the sale of gold production. The Company's net income can vary significantly with fluctuations in the market prices of gold. At various times, in response to market conditions, the Company has entered into gold forward sales contracts for some portion of expected future production to mitigate the risk of adverse price fluctuations. The significant decline in spot gold prices in 1998 increased the value of the Company's forward sales contracts. The Company closed out these contracts in 1998 for $45.9 million in cash. Based on the Company's projected 1999 sales volume, each $10 per ounce change in the average realized price on gold sales would have an approximate $7.1 million impact on revenues and pre-tax earnings. For further details of the remaining deferred revenue see Note 8 of the Consolidated Financial Statements.

Foreign Currency Exchange Risk

The Company conducts the majority of its operations in the U.S., Russia, and Chile. Currency fluctuations affect the cash flow that the Company will realize from its operations as gold is sold in U.S. dollars, while, production costs are incurred in Russian rubles and U.S. dollars. The Company's results are positively affected when the U.S. dollar strengthens against foreign currencies and adversely affected when the U.S. dollar weakens against foreign currencies. The Company's cash and cash equivalent balances are held in U.S. dollars. Holdings denominated in other currencies are relatively insignificant.

In the last half of 1998, the Russian ruble weakened against the U.S. dollar and the Company benefited primarily through lower Russian labour and materials costs. In Russia, the temporal method is used to consolidate the financial results. The major currency related exposure at any balance sheet date is on ruble-denominated cash balances and working capital. Because the bullion inventory is denominated in U.S. dollars there are no related foreign exchange risks. The foreign exchange exposure on the balance of the working capital items is nominal. Gold sales during 1998 were denominated 50% in U.S. dollars and 50% in rubles. The U.S. dollars received are used to service the U.S. dollar denominated debt and the foreign supplies inventory purchases, while the rubles received from the gold sales are used to pay local operating costs. The Company has and will continue to convert any excess rubles into U.S. dollars to repay U.S. denominated third party and inter-corporate debt obligations.
Assuming estimated 1999 ruble payments of 350 million rubles at an exchange rate of 20 rubles to one U.S. dollar, each 2 ruble change to the U.S. dollar could result in an approximate $1.0 million change in the Company's pre-tax earnings.

In Chile, the currency of measurement is the U.S. dollar as the majority of transactions are denominated in U.S. dollars. Local expenditures are recorded based on the prevailing exchange rate at the time and bullion settlement receivables are denominated in U.S. dollars. The vast majority of expenditures are denominated in U.S. dollars resulting in little peso-related exposure.

Interest Rate Risks

The Company has interest rate swaps to fix interest rates on a portion of its floating rate debt. The costs associated with these contracts are amortized to interest expense over the terms of the agreements. For details on the interest rate swap agreements outstanding as at December 31, 1998, see Note 8 to the Consolidated Financial Statements. As at December 31, 1998, the Company carries $128.9 million of variable rate debt, all denominated in U.S. dollars. Interest expense would change by approximately $1.0 million for every one percent change in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              REPORT OF MANAGEMENT

The management of the Company is responsible for the integrity and objectivity of the financial statements and other financial information contained in this Annual Report. The financial statements were prepared in accordance with generally accepted accounting principles and include estimates that are based on management's best judgment.

The Company maintains an internal control system which includes formal policies and procedures designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization.

Kinam Gold's financial statements have been audited by independent accountants, whose appointment is ratified yearly by the shareholders at the annual shareholders' meeting. The independent accountants conducted their audits in accordance with generally accepted auditing standards. These standards include an evaluation of the internal accounting controls in establishing the scope of audit testing necessary to allow them to render an independent professional opinion on the fairness of the Company's financial statements.

The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with representatives of management and the independent accountants to review their work and ensure that they are properly discharging their responsibilities.


                                           Arthur H. Ditto

                                           Brian W. Penny

                                           Bob W. Schafer

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders of Kinam Gold Inc.

We have audited the consolidated balance sheet of Kinam Gold Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Omolon Gold Mining Company, a 53 percent owned subsidiary, which statements reflect total assets and revenues constituting 56 percent and 44 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Omolon Gold Mining Company, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit of the 1998 financial statements also included an examination of the segmented information for 1997 and 1996 presented in Note 12 of the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kinam Gold Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Toronto, Ontario
April 9, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Omolon Gold Mining Company

In our opinion, the accompanying balance sheets and the related statements of operations, cash flows and changes in shareholders' equity present fairly, in all material respects, the financial position of Omolon Gold Mining Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles that are generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 11 to the financial statements, the Company changed its method of revenue recognition in 1998.

As discussed in Note 12 to the financial statements, the operations of the Company, and those of similar companies in the Russian Federation, have been significantly affected, and will continue to be affected for the foreseeable future, by the Country's unstable economy caused in part by the currency volatility in the Russian Federation.


PricewaterhouseCoopers
Moscow, Russia
February 28, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
   Shareholders of Kinam Gold Inc. (formerly Amax Gold Inc.)


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Kinam Gold Inc. (formerly Amax Gold Inc.) and its subsidiaries at December 31, 1997 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for inventory in 1997.


PricewaterhouseCoopers LLP
DENVER, COLORADO
FEBRUARY 9, 1998

                        KINAM GOLD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the years ended December 31,
                     (In millions except per share amounts)

                                                               1998         1997         1996
                                                             --------     --------     --------
Revenues                                                     $  268.1     $  259.5     $  108.2
Costs and operating expenses:
 Cost of sales                                                  157.2        157.3         74.0
 Depreciation and depletion                                      91.1         88.4         29.8
 Asset write-downs  (Note 6)                                    193.4           --         35.5
 General and administrative                                      (3.7)         6.4          8.3
 Exploration                                                      3.9          5.5          3.5
                                                             --------     --------     --------
Total costs and operating expenses                              441.9        257.6        151.1
                                                             --------     --------     --------
(Loss) income from operations                                  (173.8)         1.9        (42.9)
Interest expense                                                (23.4)       (42.5)       (29.7)
Capitalized interest                                               --          4.2         22.8
Interest income                                                   1.6          1.9          1.6
Other                                                             5.3         (3.0)        (1.0)
                                                             --------     --------     --------
Loss before income taxes and cumulative
 effect of accounting change                                   (190.3)       (37.5)       (49.2)
Income tax (expense) benefit (Note 4)                            (0.5)        (0.4)        10.0
                                                             --------     --------     --------
Loss before cumulative effect of
 accounting change                                             (190.8)       (37.9)       (39.2)
Cumulative effect of accounting change                             --          4.5           --
                                                             --------     --------     --------
Loss before extraordinary item                                 (190.8)       (33.4)       (39.2)
Extraordinary item - loss on early extinguishment of debt       (11.5)          --           --
                                                             --------     --------     --------
Net loss                                                       (202.3)       (33.4)       (39.2)
Preferred stock dividends (Note 10)                              (6.9)        (6.9)        (6.9)
                                                             --------     --------     --------
Loss attributable to common shares                           $ (209.2)    $  (40.3)    $  (46.1)
                                                             ========     ========     ========
Per common share:
Loss before cumulative effect of accounting change and
  extraordinary item                                         $  (1.94)    $   (.41)    $   (.48)
Cumulative effect of accounting change                             --          .04           --
                                                             --------     --------     --------
Loss before extraordinary item                                  (1.94)        (.37)        (.48)
Extraordinary item                                               (.11)          --           --
                                                             --------     --------     --------
Net basic and diluted loss per share                         $  (2.05)    $   (.37)    $   (.48)
                                                             ========     ========     ========
Weighted average common shares outstanding                      101.7        108.2         96.9

        The accompanying notes are an integral part of these statements.

                        KINAM GOLD INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               As at December 31,
                       (In millions except share amounts)

                                                                                  1998        1997
                                                                                 -------     -------
ASSETS
Cash and cash equivalents                                                        $  18.5     $  16.0
Restricted cash                                                                      0.5         3.5
Inventories (Note 5)                                                                52.5        57.1
Receivables                                                                         33.7        32.9
Other                                                                                2.0        20.2
                                                                                 -------     -------
  Current assets                                                                   107.2       129.7

Mineral properties, plant and equipment, net (Note 6)                              480.0       723.3
Other                                                                               14.8        17.6
                                                                                 -------     -------
  Total assets                                                                   $ 602.0     $ 870.6
                                                                                 =======     =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Demand loan (Note 2)                                                             $  90.3     $  73.3
Current maturities of long-term debt (Note 7)                                       23.7        81.4
Accounts payable, trade                                                             18.4        24.2
Accrued and other current liabilities                                               18.8        39.1
Reclamation reserve, current portion                                                 2.6         8.0
                                                                                 -------     -------
  Current liabilities                                                              153.8       226.0

Advance from parent (Note 2)                                                       196.6          --
Long-term debt (Note 8)                                                            123.0       345.7
Reclamation reserve, non-current portion                                            28.8        13.8
Other                                                                               27.7        11.3
                                                                                 -------     -------
  Total liabilities                                                                529.9       596.8

Commitments and contingencies (Notes 8 and 13)

Shareholders' equity:
 Preferred stock, par value $1.00 per share, authorized
  10,000,000 shares, 2,000,000 shares designated as $2.25
  Series A Convertible Preferred Stock, no shares issued
  and outstanding; and 1,840,000 shares designated as $3.75
  Series B Convertible Preferred Stock, issued and
  outstanding 1,840,000 shares (Note 10)                                             1.8         1.8
 Common stock, par value $.01 per share, authorized
  200,000,000 shares, issued and outstanding 92,213,928
  shares in 1998 and 114,850,103 shares in 1997 (Note 11)                            0.9         1.1
 Paid-in capital                                                                   409.4       408.6
 Accumulated deficit                                                              (340.0)     (130.8)
 Unearned equity - financing costs                                                    --        (6.9)
                                                                                 -------     -------
  Total shareholders' equity                                                        72.1       273.8
                                                                                 =======     =======
  Total liabilities and shareholders' equity                                     $ 602.0     $ 870.6
                                                                                 =======     =======

        The accompanying notes are an integral part of these statements.

                        KINAM GOLD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the years ended December 31,
                                  (In millions)

                                                                       1998        1997        1996
                                                                      -------     -------     -------
Cash flows from operating activities:
 Net loss                                                             $(202.3)    $ (33.4)    $ (39.2)
 Adjustments to reconcile net loss to net cash
  Provided by (used in) operating activities:
   Depreciation and depletion                                            91.1        88.4        29.8
   Asset write-downs                                                    193.4          --        35.5
   Increase (decrease) in reclamation reserve                             9.5         6.1        (0.2)
   Cumulative effect of accounting change                                  --        (4.5)         --
   Non-cash interest*                                                      --          --         5.2
   Amortization of financing costs*                                       2.1         5.8         4.0
   Extraordinary loss                                                    11.5          --          --
   Increase (decrease) in deferred taxes                                   --         0.4       (10.0)
   Deferred revenue realized                                            (27.4)         --          --
   Deferred hedging costs                                                  --         9.8         0.5
   Other, net                                                            (1.6)        6.4         0.5
                                                                      -------     -------     -------
Cash flow provided from operations                                       76.3        79.0        26.1
                                                                      -------     -------     -------
Deferred revenue - hedging gains                                         45.9          --          --
   Decrease (increase) in working capital, net of
   businesses acquired:
   Receivables                                                           (3.7)       (8.5)       (0.5)
   Accrued and other current liabilities                                (16.1)       10.3        (0.1)
   Inventories                                                            5.7         5.9        (8.5)
   Other assets                                                           8.6         5.7        (0.7)
   Accounts payable, trade                                               (6.9)      (24.4)        0.2
                                                                      -------     -------     -------
Cash flow provided from operating activities                            109.8        68.0        16.5
                                                                      -------     -------     -------
Cash flows from investing activities:
 Capital expenditures                                                   (15.4)      (30.8)     (187.7)
 Merger costs                                                           (14.8)         --          --
 Business acquisitions, net of cash acquired                             (3.8)         --          --
 Net loans to joint venture partners                                       --          --        (2.0)
 Capitalized interest                                                      --        (4.2)      (22.8)
 Decrease (increase) in restricted cash                                   3.0        (3.5)         --
                                                                      -------     -------     -------
Net cash used in investing activities                                   (31.0)      (38.5)     (212.5)
                                                                      -------     -------     -------
Cash flows from financing activities:
 Proceeds from financings                                               272.8       160.5       204.3
 Repayments of financings                                              (342.9)     (181.5)      (13.1)
 Cash acquired in connection with purchase of
   Kubaka investment                                                      0.7         7.0          --
 Deferred financing costs                                                  --        (3.7)       (2.8)
 Preferred dividends paid                                                (6.9)       (6.9)       (6.9)
                                                                      -------     -------     -------
Net cash (used in) provided by financing activities                     (76.3)      (24.6)      181.5
                                                                      -------     -------     -------
Net increase (decrease) in cash and cash equivalents                      2.5         4.9       (14.5)
Cash and cash equivalents at January 1                                   16.0        11.1        25.6
                                                                      -------     -------     -------
Cash and cash equivalents at December 31                              $  18.5     $  16.0     $  11.1
                                                                      =======     =======     =======
Non-cash transaction:
Issuance of common stock for purchase of Kubaka,
 net of cash acquired:
  Working capital, other than cash                                        $--     $ (10.3)        $--
  Mineral properties,  plant and equipment                                 --      (114.2)         --
  Debt                                                                     --        79.5          --
                                                                      -------     -------     -------
                                                                      $    --     $ (45.0)    $    --
                                                                      =======     =======     =======

* During the fourth quarter of 1996, the Company issued $15.2 million in stock to Cyprus Amax in payment of $5.2 million in interest and a $10 million guarantee and financing fee. The guarantee and financing fee was recorded as unearned equity and $3.9 million had been amortized through May 31, 1998. In June, 1998, upon repayment of debt the balance of $6.1 million was expensed as part of the $11.5 extraordinary loss on early extinguishment of debt.

      Cash paid for interest (including interest capitalized) was $28.9 million, $35.0 million and $17.9 million in 1998, 1997 and 1996, respectively. There were no income taxes paid during 1998, 1997 or 1996.

        The accompanying notes are an integral part of these statements.

                        KINAM GOLD INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         FOR THE YEAR ENDED DECEMBER 31
                                  (In millions)

                                      PREFERRED STOCK         COMMON STOCK
                                     ------------------   --------------------    PAID-IN     ACCUMULATED     UNEARNED
                                     SHARES      AMOUNT   SHARES        AMOUNT    CAPITAL       DEFICIT        EQUITY
                                     ------      ------   ------        ------    -------     ------------    --------
Balance at December 31, 1995           1.8        $1.8      96.4         $1.0      $339.8        $(44.4)        $  --
Net loss                                --          --        --           --          --         (39.2)           --
Issuance of common shares:
 Employee and director plans            --          --       0.1           --         0.7            --            --
 Repayment of fees and
  interest to Cyprus Amax               --          --       2.8           --        15.2            --         (10.0)
Amortization of financing costs         --          --        --           --          --            --           1.4
Preferred stock dividends               --          --        --           --          --          (6.9)           --
                                       ---        ----     -----         ----      ------        ------         -----
Balance at December 31, 1996           1.8         1.8      99.3          1.0       355.7         (90.5)         (8.6)
Net loss                                --          --        --           --          --         (33.4)           --
Issuance of common shares:
 Employee and director plans            --          --       0.2           --         1.0            --            --
 Kubaka acquisition                     --          --      15.4          0.1        51.9            --            --
Amortization of financing costs         --          --        --           --          --            --           1.7
Preferred stock dividends               --          --        --           --          --          (6.9)           --
                                       ---        ----     -----         ----      ------        ------         -----

Balance at December 31, 1997           1.8        $1.8     114.9         $1.1      $408.6       $(130.8)        $(6.9)
Net loss                                --          --        --           --          --        (202.3)           --
Issuance of common shares:
 Employee and director plans            --          --       0.3           --         0.8            --            --
 Kinross merger                         --          --     (23.0)        (0.2)         --            --            --
Amortization of financing costs         --          --        --           --          --            --           0.8
Early extinguishment of debt            --          --        --           --          --            --           6.1
Preferred stock dividends               --          --        --           --          --          (6.9)           --
                                       ---        ----     -----         ----      ------        ------         -----
Balance at December 31, 1998           1.8        $1.8      92.2         $0.9      $409.4       $(340.0)        $  --
                                       ===        ====     =====         ====      ======        ======         =====

        The accompanying notes are an integral part of these statements.

                        KINAM GOLD INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in millions unless otherwise indicated and
                 except per share amounts and amounts per ounce)

1. NATURE OF OPERATIONS

Kinam Gold Inc. (the "Company") and its subsidiaries are engaged in the mining and processing of gold and silver ore and the exploration for, and acquisition of, gold-bearing properties, principally in the Americas, Russia, and Chile. The Company's primary products are gold and silver produced in the form of dore and then shipped to refiners for final processing. The Company is currently 100 percent owned by Kinross Gold Corporation (Kinross).

The Company produces gold and silver using both the traditional milling process and heap leaching. All of the Company's operating properties are open pit mines. The Company's operating properties consist of a 100 percent interest in the Fort Knox mine near Fairbanks, Alaska; a 53 percent interest in the Kubaka mine in the Russian Federation; and a 50 percent interest in the Refugio mine in Chile. The Company owns the Hayden Hill mine in Lassen County, California, and a 90 percent interest in the Guanaco mine in Chile. Mining was completed at Hayden Hill and Guanaco during 1997 and residual leaching will continue during 1999 at both mines. In addition, the Company owns a 62.5 percent venture interest in the Haile property in Lancaster County, South Carolina. The Company also owns a 50% interest in the Sleeper mine in Humboldt County, Nevada, and the Wind Mountain mine in Washoe County, Nevada, both of which are in reclamation.

In the milling process, ore is crushed and the gold and silver are concentrated and then smelted into ore, which is shipped to refiners for further processing. In the heap leach process, crushed and/or run-of-mine ore is loaded onto leach pads. The ore is irrigated with a weak cyanide solution that penetrates the ore, dissolving the gold and silver. The pregnant solution is collected and pumped through activated carbon or a Merrill Crowe zinc precipitation plant to remove the metals from the solution. After the gold and silver is stripped from the carbon or processed from the zinc precipitate, it is smelted into dore, which is shipped to refiners for further processing.

2.  TRANSACTIONS WITH AFFILIATES

On June 1, 1998, the Company completed a merger agreement with Kinross providing for a combination of their businesses. In the merger, each outstanding share of the Company's common stock was converted into 0.8004 of a share of Kinross common stock. Kinross Merger Corporation, a wholly-owned subsidiary of Kinross, was merged with and into the Company which became a wholly-owned subsidiary of Kinross. Immediately following the effective time of the merger, the Company, as the surviving entity of the combination with Kinross Merger Corporation, issued to Kinross 92,213,928 shares of the Company's common stock, representing all of the issued and outstanding common shares. Kinross subsequently transferred ownership of such shares to Kinross Gold U.S.A., Inc., a wholly-owned subsidiary of Kinross, which is currently the sole common shareholder of the Company. Prior to the merger, the Company was approximately 59% owned by Cyprus Amax Minerals Company (Cyprus Amax).

FINANCING ARRANGEMENTS

Pursuant to the merger, Kinross advanced $255.8 million to the Company for repayment of outstanding debt. $196.6 of the advances were still outstanding at December 31, 1998. The advances are non-interest bearing and have no fixed terms of repayment. Kinross has agreed not to seek repayment of these advances during 1999.

During December 1997, the Company completed a $40.0 million credit facility which was used to refinance the existing Refugio gold loan and for working capital and debt service requirements. Cyprus Amax had guaranteed the loan and the Company paid Cyprus Amax a 0.75 percent interest differential on the loan as a guarantee fee. In connection with the Kinross Merger the $40.0 million credit facility was repaid on June 1, 1998.

In May 1997, the Company completed a $71.0 million tax-exempt industrial revenue financing for the solid waste disposal facility at the Fort Knox Mine. Cyprus Amax has guaranteed the loan and the Company pays a 1.75 percent interest differential to Cyprus Amax as a guarantee fee. The Company and Kinross have agreed to reimburse Cyprus Amax for any payments made under the guarantee. Kinross has agreed to use all reasonable efforts to cause itself to be substituted for Cyprus Amax in the guarantee.

Pursuant to a financing arrangement with Cyprus Amax, approved by the Company's shareholders in September 1996, Cyprus Amax had guaranteed the Company's $250.0 million Fort Knox loan until economic completion of the Company's Fort Knox mine. In connection with the Kinross Merger, the balance of the $250.0 million loan was repaid on June 1, 1998. Upon repayment, the Company expensed $11.5 million in unamortized financing costs.

As of December 31, 1997, the Company had borrowed $73.3 million under a demand loan with Cyprus Amax at an average rate of 8.1 percent. During the second quarter of 1998, the Company borrowed an additional $17 million from Cyprus Amax under the demand loan. In connection with the Kinross Merger, the $90.3 million outstanding under the demand loan was transferred to Kinross. Kinross does not charge the Company interest on the demand loan.

In April 1994, Cyprus Amax provided the Company with a $100.0 million convertible line of credit. Subsequent to the Kinross Merger this line of credit was terminated.

OTHER AGREEMENTS

A services agreement governs the provision of and payment for general administrative services between Cyprus Amax and the Company. For the years ended December 31, 1998, 1997 and 1996, insurance, management and other services were supplied to the Company on a full cost reimbursement basis. The Company was charged $2.3 million, $4.1 million and $3.4 million for the years ended December 31, 1998, 1997 and 1996, respectively, for reimbursable costs. As of December 31, 1998 and 1997, the Company had outstanding amounts due to Cyprus Amax of $0.2 million and $0.5 million, respectively, relating to such services.

The Company also had an agreement to monetize a portion of the Company's foreign tax net operating losses was entered into with Cyprus Amax in February 1998. In connection with the transaction, the Company recorded a gain of approximately $6.7 million which is included in other income.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and the related entities that it controls. Investments in companies over which the Company can exercise significant influence but not control are accounted for using the equity method. The cost method is used for entities in which the Company owns less than 20%. Investments in joint ventures (Kubaka, Refugio, and Guanaco mines) are accounted for using proportionate consolidation, consistent with accepted mining industry practice. All material intercompany balances and transactions have been eliminated. Certain 1996 amounts were reclassified in 1997 to conform to the 1997 presentation.

EARNINGS PER SHARE

Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", was issued in February 1997. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. For the years ended December 31, 1998 and 1997, basic and diluted earnings per share were the same as primary earnings per share. Outstanding Company stock options were not considered in the diluted earnings per share calculation as these were antidilutive.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments with an original maturity of three months or less. The Company invests cash in time deposits maintained in high credit quality financial institutions.

INVENTORIES

Gold inventory is valued at the lower of aggregate cost, computed using a three-month rolling average method, or market. See Note 5 for discussion of the change in inventory accounting method during 1997. Materials and supplies are valued at average cost less reserves for obsolescence.

MINERAL PROPERTIES, PLANT AND EQUIPMENT

Mineral properties, plant and equipment, including development expenditures and capitalized interest, are carried at cost. Expenditures for major improvements are capitalized. Gains and losses on retirements are included in earnings. Depreciation and depletion are computed using the units-of-production method based on the estimated ounces of gold to be recovered from proven and probable reserves and estimated salvage values. Mobile equipment and assets that have useful lives shorter than the mine life are depreciated on a straight-line basis over estimated useful lives of one to five years.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. The impairment is measured based on an estimate of future discounted cash flows. See Note 6 for discussion of the write-down of the Fort Knox and Refugio mines recorded in the fourth quarter of 1998 and the Guanaco mine recorded in the fourth quarter of 1996, in accordance with SFAS No. 121.

EXPLORATION

Exploration expenditures are charged against earnings in the period incurred.

FOREIGN CURRENCY TRANSLATION

The U.S. dollar is the functional currency of all of the Company's foreign subsidiaries. The financial statements of foreign subsidiaries are remeasured in U.S. dollars based on a combination of both current and historical exchange rates; gains and losses due to this remeasurement are reflected in the consolidated statements of operations. For the year ended December 31, 1998, translation losses were $0.3 million compared with $1.0 million for the year ended December 31, 1997. Translation losses were insignificant in 1996.

FINANCIAL INSTRUMENTS

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


STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation," in 1996 and has elected to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees. Pursuant to the Kinross merger, all plans to purchase common stock of Kinam were cancelled and all stock options were adjusted to reflect the exchange ratio of 0.8004. Substitute Kinross options were issued. As at December 31, 1998, there are no plans that require the issuance of Kinam stock.

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

USE OF ESTIMATES

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Management's estimates are made in accordance with mining industry practice. Significant areas requiring the use of management estimates relate to the determination of mineral reserves, reclamation and environmental obligations, impairment of assets, postretirement and other employee benefits, useful lives for depreciation, depletion and amortization, and valuation allowances for deferred tax assets. Actual results could differ from those estimates.

PENDING ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted for fiscal years beginning after June 15, 1999. This standard requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management has not yet evaluated the effects of this statement on its financial position or results of operations. The Company will adopt SFAS No. 133 as required for the fiscal year commencing January 1, 2000.

STATEMENTS OF COMPREHENSIVE INCOME

There are no differences between comprehensive loss and net loss as reported in the Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

4. INCOME TAXES

Income (loss) before income taxes consists of the following:

                                            1998          1997          1996
                                           ------        ------        ------
Domestic                                   (153.1)       $(13.7)       $  3.5
Foreign                                     (48.7)        (19.3)        (52.7)
                                           ------        ------        ------
                                           (201.8)       $(33.0)       $(49.2)
                                           ======        ======        ======

The income tax (benefit) expense consists of the following:

                                                1998        1997          1996
                                                ----        ----         ------
Current:
Federal                                         $0.2        $ --         $   --
State                                             --          --             --
Foreign                                           --          --             --
                                                ----        ----         ------
                                                 0.2          --             --
                                                ----        ----         ------
Deferred:
Federal                                           --          --             --
State                                             --          --          (10.0)
Foreign                                          0.3         0.4             --
                                                ----        ----         ------
                                                 0.3         0.4          (10.0)
                                                ----        ----         ------
                                                $0.5        $0.4         $(10.0)
                                                ====        ====         ======

The components of deferred tax (assets) liabilities are as follows:

                                                    1998       1997       1996
                                                   ------     ------     ------
Deferred tax assets:
  Reclamation liabilities                          $ (6.1)    $ (6.1)    $ (5.8)
  Net operating loss carryforwards                  (68.1)     (62.4)     (53.4)
  Minimum tax credit carryforwards                   (5.1)      (5.1)      (2.8)
Other                                                (7.9)      (8.0)     (10.5)
                                                   ------     ------     ------
Total deferred tax assets                           (87.2)     (81.6)     (72.5)
Valuation allowance                                  62.6       28.8       18.1
                                                   ------     ------     ------
Net deferred tax assets                             (24.6)     (52.8)     (54.4)

Deferred tax liabilities:

Other                                                 5.1         --         --
Properties                                           19.5       53.2       54.4
                                                   ------     ------     ------
Net deferred tax liabilities                       $   --     $  0.4     $   --
                                                   ======     ======     ======

The following is a reconciliation between the amount determined by applying the federal statutory rate of 34 percent to the loss before taxes and the income tax (benefit) expense:

                                                    1998       1997       1996
                                                   ------     ------     ------
Income taxes at statutory rate                     $(68.8)    $(11.2)    $(16.7)
Increases (decreases) resulting from:
Losses with no expected tax benefit                  68.8       13.5       16.7
State income taxes, net of federal benefit             --         --      (10.0)
Percentage depletion                                   --       (2.3)        --
                                                   ------     ------     ------
Income tax (benefit) expense                           --         --      (10.0)
Foreign losses with no expected tax benefit            --        0.4         --
Other                                                 0.5                    --
                                                   ------     ------     ------
                                                   $  0.5     $  0.4     $(10.0)
                                                   ======     ======     ======

The valuation allowance increased $34.0 million in 1998 due to uncertainties of realizing loss carryforwards in the future.

At December 31, 1998, the Company had federal tax net operating loss carryforwards of $138.0 million and alternative minimum tax net operating loss carryforwards of $84.0 million expiring in the years 2004 through 2018 and minimum tax credit carryforwards of $5.0 million, which do not expire. The use of the federal and alternative minimum tax loss carryforwards will be limited in any given year as a result of a previous changes in ownership. At December 31, 1998, the Company also had Chilean tax net operating loss carryforwards of $45.0 million, which do not expire.

5. INVENTORIES

Inventories at December 31, 1998 and 1997, consisted of the following:

                                                             1998          1997
                                                            ------        ------
Gold:
   Finished goods                                           $ 18.9        $ 23.3
   Work-in-process                                             2.8           3.6
Materials and supplies                                        30.8          30.2
                                                            ------        ------
                                                            $ 52.5        $ 57.1
                                                            ======        ======

During the first quarter of 1997, the Company elected to change its method of accounting for inventory from the last-in, first-out (LIFO) method to a three month rolling average method. In accordance with generally accepted accounting principles when changing from the LIFO method, prior year's results have been restated to reflect the effect of this change in policy. The effect of this restatement on the year ended December 31, 1996 was to increase the previously reported net loss by $5.0 million or $0.06 per share. Additionally, as of January 1, 1997, the Company changed its accounting policy to include depreciation and depletion in inventory, which has the effect of recording depreciation and depletion expense in the statement of operations as gold is sold rather than as it is produced. The cumulative effect of this accounting change is a $4.5 million reduction of the net loss as of January 1, 1997. On a pro forma basis this change would have reduced the 1996 net loss by $2.3 million. Both accounting changes were made in order to better match current costs with revenues and to conform with prevailing gold industry practice.

6. MINERAL PROPERTIES, PLANT AND EQUIPMENT AND WRITE-DOWNS

The components of mineral properties, plant and equipment at December 31, 1998 and 1997, were as follows:

                                                            1998         1997
                                                          --------     --------
Mining plant and equipment                                $  700.9     $  698.6
Mining properties                                            424.6        405.9
Development properties and construction-in-progress           25.5         20.4
                                                          --------     --------
                                                           1,151.0      1,124.9
Less accumulated depreciation, depletion
 and write-downs                                            (671.0)      (401.6)
                                                          --------     --------
                                                          $  480.0     $  723.3
                                                          ========     ========

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

In December 1998, the Company acquired an additional 3 percent of Omolon from a Russian partner in consideration for settling obligations of the Russian partner for $3.8 million. Repayment of the $3.8 million owing to the Company by the Russian partner will be made from the Russian partner's share of dividends from Omolon. The Russian partner has the right to reacquire the 3% interest in Omolon for approximately $7.5 million.

ASSET WRITE-DOWNS

Annually, the Company reviews the carrying values of its portfolio of mining properties and advanced stage exploration properties. Through this process the Company determined that the following assets had suffered a permanent impairment in value and therefore have been written down to their estimated recoverable amounts.

                                                   1998        1997        1996
                                                  ------       ----       ------
Fort Knox Mine                                    $140.3       $ --       $   --
Refugio Mine                                        53.1         --           --
Guanaco Mine                                          --         --         35.5
                                                  ------       ----       ------
                                                  $193.4       $ --       $ 35.5
                                                  ======       ====       ======

The impairment analysis is performed on an undiscounted basis in order to determine whether an impairment existed. Because the undiscounted cash flow was less than the carrying value of the related mines, the Company used a discounted cash flow analysis to determine the amount of the write-down.

The estimated future net cash flows from each property are calculated using estimated recoverable ounces of gold (considering current proven and probable reserves and mineralization expected to be classified as reserves); estimated future gold price realization (considering historical and current prices, price trends and related factors); and operating, capital and reclamation costs.

Estimated future cash flows are subject to risks and uncertainties. It is possible that changes could occur which may affect the recoverability of mineral properties, plant and equipment.

In the fourth quarter of 1998, following a comprehensive evaluation as described above of its mining properties based on an assumed gold price of $325, the Company determined that the net recoverable amounts of the Fort Knox and Refugio mines were less than the net book value of the related assets. As a result of this review the Company recorded a $140.3 million write-down of the Fort Knox mine and a $53.1 million write-down of the Refugio mine.

As a result of a detailed study of the continuity of ore, costs and production rates at the Company's Guanaco mine, the Company recorded a $35.5 million write-down during the fourth quarter of 1996. Included in the write-down were $9.4 million of heap leach inventories, which were impaired due to lower actual and expected future recovery rates. Mining was completed at Guanaco in July 1997 with residual leaching continuing into 1999.

7. LONG-TERM DEBT

                                                                 At December 31
                                                               ------------------
                                                                1998        1997
                                                               ------      ------
Fort Knox project financing, 8.5% for 1998                     $   --      $222.2
Kubaka project financing, 9.0% for 1998, due 1999 - 2001         49.0        58.8
Kubaka subordinated debt, 12.0% for 1998, due 1999 - 2000         8.9         7.0
Kubaka working capital line of credit, 12.0% for 1998              --         7.5
Industrial Revenue Bond, 6.25% for 1998 due 2009                 71.0        71.0
Credit facility, 7.5% for 1998                                     --        40.0
Sale-leaseback 8.5% for 1998 due 1999 - 2004                     17.8        20.6
                                                               ------      ------
                                                                146.7       427.1
Less current portion                                             23.7        81.4
                                                               ------      ------
                                                               $123.0      $345.7
                                                               ======      ======

Scheduled debt maturities as of December 31, 1998, were $23.7, $21.7, $27.3, $2.5, $0.3 and $0.2 for the years 1999 through 2004 and $71.0 million in 2009.

In December 1997, the Company refinanced a Refugio gold loan with approximately $28.0 million borrowed under a new $40.0 million credit facility resulting in a gain of approximately $6.0 million, which is being amortized, net of approximately $2.0 million in deferred financing costs, over the four remaining years of the original loan life. Pursuant to the merger with Kinross on June 1, 1998 the $40.0 million credit facility was repaid.

During the second quarter of 1997, the Company completed a $71 million tax-exempt industrial revenue bond financing for the solid waste disposal facility at the Fort Knox mine. The 12-year variable rate bonds were issued by the Alaska Industrial Development and Export Authority and are backed by a letter of credit guaranteed by Cyprus Amax. The Company's interest rate on the bonds is currently approximately 4.5 percent and an additional 1.75 percent interest differential is paid to Cyprus Amax as a guarantee fee. The Company and Kinross have agreed to reimburse Cyprus Amax for any payments made or costs incurred under the guarantee. Kinross has agreed to use all reasonable efforts to cause itself to be substituted for Cyprus Amax in the guarantee.

The European Bank of Reconstruction and Development ("EBRD") and the US Overseas Private Investment Corporation ("OPIC") provided project-financing debt on the Kubaka mine, of which $117.5 million remained outstanding as at December 31, 1997. During 1998, Kubaka repaid $25 million of these obligations, leaving $92.5 million outstanding as at December 31, 1998. The Company's 53% proportionate share of these obligations is $49 million. Interest on the project-financing debt is variable based upon LIBOR and as at December 31, 1998 is approximately 9% per annum. The project financing debt becomes recourse solely to Kubaka after completion tests, as defined, are passed. Cyprus Amax, the former parent of the Company, has guaranteed the project-financing debt and Kinross and the Company have agreed to reimburse Cyprus Amax for guarantee payments. The Company is currently pursuing finalization of the completion tests in order to eliminate the guarantees.

A bank licensed to do business in Russia has provided subordinated debt to finance the Kubaka mine. As at December 31, 1998, $16.8 million remains outstanding on this debt. The Company's 53% proportionate share of these obligations is $8.9 million. Interest on the project-financing debt is variable based upon LIBOR and as at December 31, 1998 is approximately 12% per annum. The subordinated debt has no terms of repayment until the completion tests under the EBRD and OPIC project financing are achieved. Once completion tests are achieved, the loan is repayable over nine quarterly payments. The subordinated debt is supported by a letter of credit from Kinross.

In August 1996, the Company completed a sale-leaseback of Fort Knox mobile mining equipment for proceeds of $24.3 million, which were used primarily to fund construction of the Fort Knox mine. Lease payments are due quarterly with maturity in 2004. Interest rates on the equipment leases range from 7.7 percent to 8.7 percent.

During October 1995, the Company completed a term loan agreement for $250 million to be used for construction of the Fort Knox mine and repayment of certain existing debt obligations. At December 31, 1997, the Company owed $23.1 million in gold at $381 per ounce and $199.1 million in currency. Subsequent to the Kinross Merger, the loan was repaid on June 1, 1998. As a result of a decline in gold prices since the gold was borrowed in 1995, the Company realized a $3.6 million gain which is being amortized over the original life of the loan.

8. DERIVATIVE CONTRACTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company manages its exposure to fluctuations in commodity prices, foreign exchange rates and interest rates by entering into derivative financial instrument contracts in accordance with the formal risk management policy approved by the Company's Board of Directors. The Company does not hold or issue derivative contracts for speculative or trading purposes. The Company's average realized price per ounce of gold was $344 in 1998 as compared with $360 in 1997 and $412 in 1996. These realized prices compare with average spot gold prices of $294 per ounce in 1998, $331 per ounce in 1997 and $388 per ounce in 1996.

(a)  Commodity risk management
The profitability of the Company is directly related to the market price of gold and silver. The Company uses spot deferred contracts, fixed forward contracts and option contracts to hedge against the unfavourable changes in commodity prices for a portion of its forecasted gold and silver production. Spot deferred contracts are forward sale contracts with flexible delivery dates that enable management to choose to deliver into the contract on a specific date or defer delivery until a future date. If delivery is postponed, a new contract price is established based on the old contract price plus a premium (referred to as contango).

On June 1, 1998, the commodity derivative contract portfolio held by Kinam had a fair value of $45.0 million. Subsequent to the Kinross Merger, the Company closed out the contracts and realized approximately $45.9 million in cash. Net of costs previously incurred, the $41.7 million gain is being included in revenue over the period the underlying hedge contracts were originally scheduled to expire. As at December 31, 1998, $16.1 million of this gain is included in other long-term liabilities. There are no outstanding hedge contracts as at December 31, 1998.

As at December 31,1997, the Company's outstanding hedge contracts were as follows:


                                                      Average
                                                   Realized Price
                                 Gold Ounces          Per Ounce                 Period
                                 -----------       --------------               ------
Forward sales (1)                  326,000              $399            Jan. 1998 - Dec. 2002
Purchased put options              126,000              $419            Jan. 1998 - Dec. 2000

(1) Primarily on a spot deferred forward basis which allows for deferral of the delivery of gold ounces to a later date at a renegotiated gold price.

       As of December 31, 1997, the Company's outstanding commodity derivative contracts which are marked to market are as follows:

                                                                Average
                                                            Realized Price
                                          Gold Ounces          Per Ounce                 Period
                                          -----------       ---------------              ------
Forward purchases                           514,000              $327             Jan. 1998 - Dec. 1998
Purchased put options                       448,000              $364             Jan. 1998 - Dec. 1998
Purchased compound put options              625,000              $325            Sept. 1998 - Dec. 2000
Sold put options                            412,000              $337             Jan. 1998 - June 1998
Purchased call options                        3,000              $315                         Jan. 1998
Purchased compound call options             300,000              $333            Sept. 1998 - Dec. 1998
Sold call options                           199,000              $314             Jan. 1998 - June 1998

The market value of the Company's forward contracts and put and call options at December 31, 1997, was approximately $51.0 million.

In December 1997, the Company refinanced the Refugio gold loan realizing a gain of $6.0 million. This gain, net of approximately $2.0 million in deferred financing costs is being taken into income over the schedule set out in the loan agreement. The deferred portionof this gain which is included in other long-term liabilities at December 31, 1998 amounted to $3.0 million and will be recognized in income over the next four years

On June 1, 1998, the Company repaid the gold loan portion of the Fort Knox project financing as part of the acquisition of Kinam realizing a gain of $3.6 million. The gain is being taken into income over the original delivery schedule set out in the loan agreement. The deferred portion, which is included in other long-term liabilities of this gain at December 31, 1998 amounted to $3.0 million and will be recognized in income over the next three years.

(b) Interest rate risk management

The Company manages the risk associated with the floating rate debt portfolio by entering into pay fixed, receive floating, interest rate swaps. The total amount of interest rate swaps outstanding as at December 31, 1998 was $35 million (December 31, 1997 - $205 million) at an average effective fixed rate of 5.92%. The maturity dates for these swaps range from March 1999 to June 1999.

(c) Fair values of financial instruments

Carrying values for primary financial instruments, including cash and cash equivalents, bullion settlements and other accounts receivable, marketable securities, accounts payable and accrued liabilities, approximate fair values due to their short-term maturities. The carrying value for long-term debt approximates fair value primarily due to the floating rate nature of the debt instruments.

The fair value of the outstanding preferred shares at December 31, 1998 was $65.4 million.

(d) Credit risk

The Company is exposed to credit losses in the event of non-performance by counterparties to financial instruments, but does not expect any counterparties to fail to meet their obligations.

9. EMPLOYEE BENEFITS

PENSION PLAN

Subsequent to the Kinross Merger, all employees of the Company were transferred into the Kinross defined contribution pension plan. From June 1 through December 31, 1998, the Company contributed $0.3 million into the plan on behalf of the Kinam employees.

Prior to the Kinross Merger, all employees in the United States were covered by a non-contributory defined benefit pension plan. The plan was frozen on June 1, 1998 and all employees were transferred into the Kinross plan. Benefits are based generally on years of service and compensation levels prior to retirement. The Company makes annual contributions to the plan in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA). Plan assets are invested in a balanced fund and small capital equity fund.

Net annual pension cost includes the following components:

                                                1998         1997         1996
                                               ------       ------       ------
Service cost                                   $  0.2       $  0.5       $  0.6
Interest cost                                     0.4          0.3          0.3
Actual return on assets                          (0.3)        (0.2)        (0.3)
Deferred gain                                      --           --          0.1
Curtailment credit                               (0.5)          --           --
Net amortization of prior service
Cost and losses                                   0.1           --         (0.1)
                                               ------       ------       ------
Net periodic expense                           $ (0.1)      $  0.6       $  0.6
                                               ======       ======       ======

The following table summaries the change in benefit obligations:

                                                            1998         1997
Benefit obligation, beginning of year                      $ 4.3        $ 4.1
Service cost                                                 0.3          0.5
Interest cost                                                0.4          0.3
Actuarial loss                                               1.2          0.2
Curtailments                                                (0.5)          --
Benefits paid                                               (0.4)        (0.8)
                                                           -----        -----
Benefit obligation, end of year                            $ 5.3        $ 4.3
                                                           =====        =====

The following table summarizes the funded status of the plan and the related amounts recognized in the Company's financial statements at December 31:

                                                             1998         1997
                                                            ------       ------
Actuarial present value of accumulated
 benefit obligation, including vested
 benefits of $3.0 million in 1998 and 1997                  $  4.6       $  4.1
                                                            ------       ------
Projected benefit obligation                                $ (5.3)      $ (4.3)
Plan assets at fair value                                      2.9          3.0
                                                            ------       ------
Plan assets less than projected benefit obligation            (2.4)        (1.3)
Unrecognized prior service cost                                0.0         (0.6)
Estimated additional liability                                (0.3)        (0.4)
Unrecognized net loss                                          0.3          1.3
                                                            ------       ------
Accrued pension cost                                        $ (2.4)      $ (1.0)
                                                            ======       ======

The following table summarizes the change in fair value of plan assets

                                                              1998        1997
                                                             ------      ------
Fair value of plan assets, beginning of year                 $  3.0      $  2.3
Actual return                                                  (0.2)        0.3
Employer contributions                                          0.5         1.2
Benefits paid                                                  (0.4)       (0.8)
                                                             ------      ------
                                                             $  2.9      $  3.0
                                                             ======      ======

The following assumptions were used in calculating the funded status of the plan at December 31 and the pension cost for the subsequent year:

                                                           1998           1997
                                                           ----          ------
Expected long-term rate of return on assets                 9.0%           9.0%
Discount rate                                               7.0%          7.25%
Rate of increase in compensation levels                     N/A            5.0%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company also provides certain health care and life insurance benefits for retired employees in the United States. The postretirement health care plans are contributory in certain cases based upon years of service, age and retirement date. The Company currently does not fund postretirement benefits and may modify plan provisions at its discretion. Net periodic postretirement benefit costs for the years ended December 31, 1998, 1997 and 1996, were insignificant.

The following table sets forth the status of the plan and the related amounts recognized in the Company's financial statements at December 31:

                                                               1998       1997
                                                              ------     ------
Accumulated postretirement benefit obligation:
 Retirees                                                     $  1.7     $  0.9
 Active plan participants                                         --        0.7
                                                              ------     ------
Total accumulated postretirement benefit obligation              1.6
Plan assets at fair value                                         --         --
                                                              ------     ------
Accumulated postretirement benefit obligation
 in excess of plan assets                                       (1.7)      (1.6)
Unrecognized prior service cost                                   --       (1.6)
Unrecognized net loss                                            0.1        0.3
                                                              ------     ------
Accrued postretirement benefit cost                           $ (1.6)    $ (2.9)
                                                              ======     ======

The accumulated postretirement benefit obligation was determined using a weighted average annual discount rate of 7.00 percent in 1998 and 7.25 percent in 1997. The assumed health care cost trend rate for 1999 is 8.00 percent, declining gradually to 4.25% for 2007 and thereafter when Company costs associated with the plan are capped. A one percent increase in the health care cost trend rate used would have resulted in an insignificant increase in the 1998 postretirement benefit cost and the accumulated postretirement benefit obligation at December 31, 1998.

POSTEMPLOYMENT BENEFITS

The Company also has a number of postemployment plans covering severance, disability income, and continuation of health and life insurance for disabled employees. At December 31, 1998 and 1997, the Company's liability for postemployment benefits totaled $2.1 million and $2.7 million, respectively, and is included in other liabilities.

10. PREFERRED STOCK

In August 1994, the Company sold publicly 1.8 million shares of $3.75 Series B Convertible Preferred Stock (Preferred Stock) for net proceeds of $88.3 million. Subsequent to the merger with Kinross, the Kinam preferred shares are convertible into Kinross common shares at a conversion price of $10.3073 per share (equivalent to a conversion rate of 4.8512 shares of Common Stock for each share of Preferred Stock), subject to adjustment in certain events.

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

11. COMMON STOCK

On June 1, 1998, the Company completed the merger with Kinross whereby Kinross acquired 100% of the issued and outstanding common shares of the Company. As a result of the merger all plans to purchase common stock of Kinam were cancelled and all stock options were adjusted to reflect the exchange ratio of .8004. Substitute Kinross options were issued. As at December 31, 1998, there are no plans that require the issuance of Kinam stock.

12. SEGMENTED INFORMATION

The Company operates five gold mines: Fort Knox, located in Alaska; Kubaka (53% ownership), located in Russia; Refugio (50%), located in Chile; Hayden Hill, located in California; and Guanaco, located in Chile. In addition to its producing gold mines, the Company has several other gold mining assets in various stages of reclamation, closure, care and maintenance, and development. The accounting policies used by these segments are the same as those described in the Summary of Significant Accounting Policies (see Note 3).

As the products and services in each of the reportable segments, except for the corporate activities, are essentially the same, the reportable segments have been determined at the level where decisions are made on the allocation of resources and capital, and where complete internal financial statements are available.

                          Reportable Operating Segments
                                  (in millions)

                                                                                HAYDEN                 CORPORATE AND
                                     FORT KNOX       KUBAKA       REFUGIO        HILL       GUANACO       OTHER(b)      TOTAL
                                     ---------       ------       -------       ------      -------    --------------  -------
1998
Mining revenue                        $ 117.2        $ 72.7       $  25.5        $17.0       $ 10.0        $ 25.7      $ 268.1
Interest revenue                           --           0.3           0.1           --          0.1           1.1          1.6
Interest expense(d)                      15.7           5.0           1.7           --          1.0            --         23.4
Amortization of capital assets           56.2          26.6           8.3           --           --            --         91.1
Write-down of mineral properties        140.3            --          53.1           --           --            --        193.4
Segment profit(loss)(a)               (162.4)           4.5        (63.0)          2.1          9.8          18.7      (190.3)
Segment assets                          335.5         199.4          45.1          6.9          8.9           6.2        602.0
Capital expenditures(c)                  12.3           0.7           2.4           --           --            --         15.4

1997
Mining revenue                          115.6          40.0          28.8         36.7         35.1           3.3        259.5
Interest revenue                           --           0.1            --           --          0.1           1.7          1.9
Interest expense(d)                      29.3           4.5           3.7           --          0.8            --         38.3
Amortization of capital assets           53.5          12.2           7.1          5.6          9.9           0.1         88.4
Segment profit(loss)(a)                (23.5)         (1.8)         (9.7)          7.9        (0.4)        (10.0)       (37.5)
Segment assets                          528.3         174.0         111.4         11.2          7.0          38.7        870.6
Capital expenditures(c)                  15.7          14.6           4.5           --          0.2            --         35.0

1996
Mining revenue                             --            --          12.1         42.9         33.3          19.9        108.2
Interest revenue                           --            --           0.1           --           --           1.5          1.6
Interest expense                          2.9            --           2.9           --          0.6           0.5          6.9
Amortization of capital assets             --            --           3.4          9.0         14.5           2.9         29.8
Write-down of mineral properties           --            --            --           --         35.5            --         35.5
Segment profit(loss)(a)                 (2.9)            --         (2.0)          7.5       (46.7)         (5.1)       (49.2)
Segment assets                          555.0            --         120.2         16.6         19.1          51.3        762.2
Capital expenditures                    192.4            --          15.7          0.5          1.9            --        210.5

(a) Segment profit (loss) includes write-down of mineral properties.

(b) Includes corporate and other non-core mining operations.

(c) Capital expenditures include capitalized interest.

(d) Interest expense is net of capitalized interest.

Reconciliation of reportable operating segment loss to net loss for the year:

                                                              1998       1997       1996
                                                            -------     ------     ------
Segment loss:                                               $(209.0)    $(27.5)    $(44.1)
Add (deduct) items not included in segment loss
Corporate and other                                            18.7      (10.0)      (5.1)
                                                            -------     ------     ------
Sub-total                                                    (190.3)     (37.5)     (49.2)

Income tax (expense) benefit                                   (0.5)      (0.4)      10.0

Cumulative effect of accounting change                           --        4.5         --

Extraordinary item - loss on early extinguishment of debt     (11.5)        --         --

Dividends of convertible preferred stock                       (6.9)      (6.9)      (6.9)
                                                            -------     ------     ------
Net loss attributable to common shares for the year         $(209.2)   $ (40.3)     (46.1)
                                                            =======     ======     ======

Enterprise - wide disclosure:
Geographic information:

                                                                 MINERAL PROPERTIES
                                MINING REVENUE                  PLANT AND EQUIPMENT
                     ----------------------------------        --------------------
                      1998          1997          1996          1998          1997
                     ------        ------        ------        ------        ------
Russia               $ 72.7        $ 40.0        $   --        $124.6        $114.0
Chile                  35.5          63.9          45.4          33.5          88.8
                     ------        ------        ------        ------        ------
Total foreign         108.2         103.9          45.4         158.1         202.8
United States         159.9         155.6          62.8         321.9         520.5
                     ------        ------        ------        ------        ------
Total                $268.1        $259.5        $108.2        $480.0        $723.3
                     ======        ======        ======        ======        ======

13.  COMMITMENTS AND CONTINGENCIES

The Company estimates future reclamation and closure costs for properties operated by the Company to be approximately $50 million based on currently applicable federal, state and foreign laws and regulations. At December 31, 1998, $31.4 million has been accrued. Changes in applicable laws and regulations could have a significant impact on estimates of future costs.

The Company used a gold price of $325 per ounce for 1999 and beyond to evaluate any impairment of long-lived assets. Management's estimate of long-term gold prices may change if the gold price remains at the current low level, which could result in an asset impairment.

The Company is subject to the consideration and risks of operating in Russia as a result of its 53% ownership of the Kubaka Mine located in eastern Russia. During 1998, the economy of the Russian Federation entered a period of financial difficulty, the impact of which includes, but is not limited to, a steep decline in prices of domestic debt and equity securities, a severe devaluation of the currency, a moratorium on foreign debt repayments, an increasing rate of inflation and increasing rates of interest on government and corporate borrowings. The Company's operations in Russia have been affected, and may continue to be affected for the foreseeable future by Russia's financial difficulties.

Russian tax legislation is subject to varying interpretations and constant changes, which may be retroactive. Further, the interpretation of tax legislation by tax authorities as applied to the transactions and activity of the Company may not coincide with that of management. As a result, transactions may be challenged by tax authorities and the Company may be assessed additional taxes, penalties and interest, which can be significant. Tax periods remain open to review by the tax authorities for six years.

The Company is also involved in legal proceedings and claims which arise in the normal course of its business. The Company believes these claims are without merit and is vigorously defending them. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

14. QUARTERLY DATA (UNAUDITED)

Quarterly earnings data for the years ended December 31, 1998 and 1997, follow:

                                                        FIRST        SECOND        THIRD        FOURTH
                                                        ------       -------       ------       -------
1998 QUARTERS

Revenues                                                $ 62.7       $  74.5       $ 54.2       $  76.7
Income (loss) from operations                              1.1           1.4          7.3        (183.6)
Income (loss) before extraordinary item                   (3.0)         (7.7)         5.8        (185.9)
Net income (loss)                                         (3.0)        (19.2)         5.8        (185.9)
Income (loss) attributable to common shares               (4.7)        (20.9)         4.1        (187.7)
                                                        ------       -------       ------       -------
Per common share:
Income (loss) before extraordinary item                  (0.04)        (0.09)        0.04         (1.85)
Extraordinary item                                        0.00         (0.11)        0.00          0.00
Net basic and diluted income (loss)                      (0.04)        (0.20)        0.04         (1.85)

1997 QUARTERS

Revenues                                                $ 38.4       $  73.3       $ 79.6       $  68.2
Income (loss) from operations                             (0.9)          1.5          2.5          (1.2)
Loss before cumulative effect of accounting change        (6.1)        (9.20)        (9.3)        (13.3)
Net loss                                                  (1.6)        (9.20)        (9.3)        (13.3)
Loss attributable to common shares                        (3.3)       (10.90)       (11.0)        (15.1)
                                                        ------       -------       ------       -------
Per common share:
Loss before cumulative effect of accounting change        (.08)         (.11)        (.10)         (.13)
Cumulative effect of accounting change                     .05            --           --            --
                                                        ------       -------       ------       -------
Net basic and diluted loss                              $ (.03)      $  (.11)      $ (.10)      $  (.13)
                                                        ======       =======       ======       =======

Fourth quarter 1998 results included a $140.3 million charge due to the write-down of the Fort Knox mine and a $53.1 million pre-tax charge due to the write-down of the Refugio mine.

15.  RESERVE DATA (UNAUDITED)

The following table presents proven and probable ore reserves by property at December 31. Ore reserves are calculated by the Company.

Ore Reserves/(1)/ (thousands, except average grades)

                                                   1998                                 1997           1996
                               ----------------------------------------------        -----------     ---------
                                                                    CONTAINED                        CONTAINED
                                           AVERAGE                   OUNCES           CONTAINED       OUNCES
                                            GRADE      CONTAINED      (THE           OUNCES (THE       (THE
                                           (OUNCES       OUNCES     COMPANY'S         COMPANY'S      COMPANY'S
                                TONS       PER TON)     (100%)       SHARE)             SHARE)         SHARE)
                               -------    ---------    ---------   ----------        -----------     ---------
GOLD
Producing mines:
  Fort Knox(2)                 156,628      0.024        3,745        3,745              4,099          4,079
  Kubaka(3)                      3,467      0.470        1,626          862              1,098          1,332
  Refugio(4)                    84,406      0.026        2,208        1,104              1,460          1,558
  Guanaco(5)                        --         --           --           --                 --            119
  Hayden Hill                       --         --           --           --                 --            164
                                                         -----        -----              -----          -----
Total producing mines                                    7,579        5,711              6,657          7,252
                                                         -----        -----              -----          -----
Other properties:
  Haile(6)                                                  --           --                488            488
                                                         -----         ----              -----          -----
Total gold                                               7,579        5,711              7,145          7,740
                                                         =====        =====              =====          =====

(1) RESERVES. That part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. Reserves have been calculated using a $325 per ounce gold price at all properties.

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

(2)    Commercial production at the Fort Knox mine commenced on March 1, 1997.

(3) The Company acquired the Kubaka mine from Cyprus Amax in May 1997. Commercial production at the Kubaka mine commenced on June 1, 1997.

(4)    Commercial production at the Refugio mine commenced on October 1, 1996.

(5) The Company owns a 90 percent interest in the Guanaco mine and under existing shareholder arrangements receives 100 percent of production until certain conditions are met. Based on management's belief that those conditions would not be met, 100 percent of Guanaco's reserves were included in the Company's reserve table for 1996.

(6) Due to current economic conditions the Company has reclassified the Haile Reserves to other mineralized material. The Company has not yet reached a decision regarding whether to proceed with development of the property.

The Company reports extractable (mineable) ore reserves. Reserves do not reflect losses in the milling or heap leaching processes, but do include allowance for ore dilution in the mining process.

Recovery rates for 1998 were as follows:

                                                         HEAP
                                                         LEACH              MILL
                                                         -----              ----
Refugio                                                    60%               N/A
Fort Knox                                                 N/A                 90%
Kubaka                                                    N/A                 98%

16. SUBSEQUENT EVENT

At December 31, 1998, the Company owned a 62.5 percent venture interest in the Haile property in Lancaster County, South Carolina. The remaining 37.5 percent interest was owned by Kershaw Gold Company, Inc., a wholly owned subsidiary of Piedmont Mining Company, Inc. (Piedmont). The Company was involved in a dispute with Piedmont regarding certain agreements. On March 23, 1999, the parties entered into an agreement whereby the Company purchased all of the shares of Kershaw for $2.0 million from Piedmont and all of the parties to the various lawsuits and arbitrations noted above mutually released each other from any obligations they may have had to one another. The various lawsuits and arbitrations were dismissed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEMS 10, 11 & 12.

These items are incorporated by reference to the Company's definitive information statement relating to the Company's annual meeting of shareholders to be held during 1999. The definitive information statement will be filed with the Commission not later than 120 days after December 31, 1998, pursuant to Regulation 14C of the Securities Exchange Act of 1934, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Items 1 and 2.  Business and Properties - Agreements with Kinross.
                                             - Agreements with Cyprus Amax."

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this report:


                                                                           10-K PAGE
                                                                           ---------
1. Financial Statements
   Report of Independent Accountants                                          25
   Consolidated Statement of Operations for
     each of the three years in the period ended
    December 31, 1997                                                         28
    Consolidated Balance Sheet at December 31, 1997
       and 1996                                                               29
    Consolidated Statement of Cash Flows for each
       of the three years in the period ended
      December 31, 1997                                                       30
    Consolidated Statement of Shareholders'
     Equity for each of the three years in the
       period ended December 31, 1997                                         32
     Notes to Consolidated Financial Statements                             33 - 51

2. Financial Statement Schedules

   Financial statement schedules are not included in this Annual Report on Form 10-K because they are not applicable.

3. Exhibits

      3.1 Certificate of Incorporation, dated April 13, 1995, and filed with the Secretary of State of the State of Delaware on April 26, 1995, filed as Appendix F to the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders, dated April 27, 1995, and incorporated herein by this reference.

      3.2 Certificate of Amendment to the Certificate of Incorporation, dated September 17, 1998, filed with the Secretary of State of the State of Delaware on September 18, 1998. *

      3.3 By-Laws, filed as Exhibit 3(ii) to the Company's Registration Statement on Form 8-B filed June 21, 1995 and incorporated herein by this reference.

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

      4.3 Certificate of Amendment of Certificate of Designations of $3.75 Series B Convertible Preferred Stock. *

     10.1 Credit Agreement, dated as of March 19, 1996, between the Company and Cyprus Amax; filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year-ended December 31, 1995 and incorporated herein by reference; Amendment Agreement dated October 31, 1996, amending the Credit Agreement dated March 19, 1996 between the Company and Cyprus Amax, filed as Exhibit (10b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

     10.2 Services Agreement, dated as of January 1, 1994, between the Company and Cyprus Amax, filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year-ended December 31, 1995 and incorporated herein by reference.

     10.3 Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of October 9, 1996 among the Company, Kinam Russia Corporation, Cyprus Amax, Cyprus Gold Company and Cyprus Magadan Gold Company, filed as Exhibit (10a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

     10.4 Loan Agreement, dated as of May 1, 1997, between Alaska Development Export Authority and Fairbanks Gold

              Mining, Inc.; Reimbursement Agreement, dated as of May 1, 1997, between Fairbanks Gold Mining, Inc. And Union Bank of Switzerland, New York Branch; Guarantee, dated May 22, 1997, of Cyprus Amax in favor of Union Bank of Switzerland, New York Branch; and Reimbursement Agreement, dated May 22, 1997, of the Company in favor of Cyprus Amax, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

     10.5 Finance Agreement, dated as of June 30, 1995, between Omolon and Overseas Private Investment Corporation ("OPIC"); First Amendment to Finance Agreement, dated as of April 22, 1996, between Omolon Gold Mining Company and OPIC, amending the Finance Agreement dated June 30, 1995 between Omolon and OPIC; and Second Amendment to Finance Agreement, dated as of January 28, 1997, between Omolon and OPIC, amending the Finance Agreement dated June 30, 1995 between Omolon and OPIC, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.

     10.6 Loan Agreement, dated as of June 30, 1995, between Omolon and European Bank for Reconstruction and Development ("EBRD"); Amendment Agreement to Loan Agreement, dated November 7, 1995, between Omolon and EBRD, amending the Loan Agreement dated June 30, 1995 between Omolon and EBRD; Second Amendment Agreement to Loan Agreement, dated April 22, 1996, between Omolon and EBRD, amending the Loan Agreement dated June 30, 1995 between Omolon and EBRD; and Third Amendment to Loan Agreement, dated November 20, 1996, between Omolon and EBRD, amending the Loan Agreement dated as of June 30, 1995 between Omolon and EBRD, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

     10.7 Support Agreement, dated as of August 30, 1995, among Omolon, Cyprus Amax, Cyprus Magadan Gold Corporation, EBRD and OPIC; and Amendment Agreement to Support Agreement, dated as of January 28, 1997 among Omolon, Cyprus Amax, Cyprus Magadan Gold Corporation and EBRD, amending the Support Agreement dated as of August 30, 1995 among the parties, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

     10.8 Guarantee Agreement, dated as of August 30, 1995, among Cyprus Amax, EBRD and OPIC; and Amendment Agreement to Cyprus Amax Guarantee, dated January 30, 1997, among Cyprus Amax, EBRD and OPIC, amending the Guarantee Agreement dated as of August 30, 1995 among the parties, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

     10.9 Loan Agreement, dated as of November 29, 1996, between Omolon and ABN Amro Bank (Moscow) Ltd.; filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

     10.10 Loan Agreement, dated April 8, 1997, between Omolon Gold Mining Company and ABN Amro Bank (Moscow) Ltd.;, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

     10.11 Merger Agreement among Kinross Kinross Merger Corporation, and Kinam, dated February 9, 1998.

     10.12 Stockholder Agreement dated as of February 9, 1998, among Kinross, Kinross Merger Corporation, Cyprus Amax and each of the other persons identified on Exhibit A.

     21       Subsidiaries of the Company. *

     23.1     Consent of Deloitte & Touche LLP *

     23.2     Consent of PricewaterhouseCoopers LLP *

     23.3     Consent of PricewaterhouseCoopers LLP *

     27       Financial Data Schedule.*

________________
* Filed herewith

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the fourth quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          KINAM GOLD INC.

Date:  April 13, 1999                     By  /s/ Arthur H. Ditto
                                              ----------------------------------
                                                  Arthur H. Ditto, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 13, 1999.


/s/ Arthur H. Ditto                                President and Director
--------------------------                         (Principal Executive Officer)
Arthur H. Ditto

/s/ Robert W. Schafer                              Vice President
--------------------------
Robert W. Schafer

/s/ Brian W. Penny                                 Treasurer and Director
--------------------------                         (Principal Financial Officer)
Brian W. Penny

/s/ Shelley M. Riley                               Secretary
--------------------------
Shelley M. Riley

/s/ John A. Brough                                 Director
--------------------------
John A. Brough

/s/ John M.H. Huxley                               Director
--------------------------
John M.H. Huxley

/s/ John W. Ivany                                  Director
--------------------------
John W. Ivany