Form 10-K/A
period 1998-12-31
KINAM GOLD INC
filed 1999-04-30
CIK 814577

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

         AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _________.


                                 KINAM GOLD INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                         1-9620                  06-1199974
        --------                         ------                  ----------
(State or other jurisdiction      (Commission File No.)         (IRS Employer
    of incorporation)                                        Identification No.)

                         185 SOUTH STATE ST., SUITE 820
                           SALT LAKE CITY, UTAH 84111
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (801) 363-9152

         Securities registered pursuant to Section 12(b) of the Act:

           TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH
           -------------------                 REGISTERED
                                               ------------------------------
  $3.75 Series B Convertible Preferred         New York Stock Exchange, Inc.
Stock, $1.00 par value (1,840,000 shares outstanding at March 31, 1999).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates (consisting solely of Series B Convertible Preferred Shares), at the closing price of $35.125 on March 31, 1999 was approximately $64.6 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's information statement to be distributed in connection with the registrant's annual meeting of shareholders to be held during 1999, to be filed with the Commission, are incorporated by reference as specified.

================================================================================

         The registrant's Annual Report on Form 10-K (the "Annual Report") is hereby amended for the purpose of refiling the Consent of Independent Accountants delivered by each of PricewaterhouseCoopers and PricewaterhouseCoopers LLP in connection with the Annual Report and attached hereto as Exhibits 23.2 and 23.3, respectively.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on April ____, 1999.

                                KINAM GOLD INC.



                                By: /s/  Brian W. Penny
                                    -------------------------------------------
                                         Brian W. Penny, Treasurer and Director