Form 10-Q
period 1999-03-31
KINAM GOLD INC
filed 1999-05-17
CIK 814577

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to_________

                          Commission file number 1-9620


                                 KINAM GOLD INC.
                            (formerly Amax Gold Inc.)

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



            DELAWARE                                 06-1199974
-------------------------------           ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

185 SO. STATE ST., # 820, SALT LAKE CITY, UTAH             84111

(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (801) 363-9152

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


Common Stock Outstanding, $0.01 per value, as of May 8, 1999 - 92,213,928 shares

                                Total Pages - 12
                        Exhibit Index Located on Page 11

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                                 KINAM GOLD INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in millions except per share amounts)
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
----------------------------------------------------------------------------------
                                                        1999                1998
----------------------------------------------------------------------------------
Revenues                                              $   57.7           $    62.7
Costs and operating expenses (income):
     Cost of sales                                        37.1                40.5
     Depreciation and depletion                           20.6                19.6
     General and administrative                           (0.9)                0.4
     Exploration                                            .4                 1.1
----------------------------------------------------------------------------------
     Total costs and operating expenses                   57.2                61.6
----------------------------------------------------------------------------------
Income from operations                                     0.5                 1.1
     Interest expense                                     (2.8)              (10.8)
     Interest income                                       0.2                 0.3
     Other                                                 0.8                 6.4
----------------------------------------------------------------------------------
Loss before income taxes                                  (1.3)               (3.0)
Income tax expense                                        (0.5)               --
----------------------------------------------------------------------------------
Net loss                                                  (1.8)               (3.0)
Preferred stock dividends                                 (1.7)               (1.7)
----------------------------------------------------------------------------------
Loss attributable to common shares                    $   (3.5)          $    (4.7)
==================================================================================
Per common share:
Net basic and diluted loss                            $   (0.04)         $    (0.04)
==================================================================================
Weighted average common shares outstanding                92.2               114.9
==================================================================================


   The accompanying notes are an integral part of these financial statements.

                        KINAM GOLD INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                 (Dollars in millions except par value of stock)

                                                                           March 31,       December 31,
                                                                             1999              1998
                                                                         (unaudited)
-----------------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents                                                      $   25.8           $   18.5
Restricted cash                                                                0.5                0.5
Inventories                                                                   47.8               52.5
Receivables                                                                   30.8               33.7
Other                                                                          2.0                2.0
-----------------------------------------------------------------------------------------------------
     Current assets                                                          106.9              107.2

Property, plant and equipment, net                                           463.2              480.0
Other                                                                         14.0               14.8
-----------------------------------------------------------------------------------------------------
     Total assets                                                            584.1              602.0
=====================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand loan                                                               $   81.9           $   90.3
Current maturities of long-term debt                                          19.9               23.7
Accrued and other current liabilities                                         19.0               18.4
Accounts payable, trade                                                       14.7               18.8
Reclamation reserve, current portion                                           2.7                2.6
-----------------------------------------------------------------------------------------------------
     Current liabilities                                                     138.2              153.8

Advance from parent                                                          196.6              196.6
Long-term debt                                                               125.5              123.0
Reclamation reserve, non-current portion                                      29.2               28.8
Other                                                                         25.4               27.7
-----------------------------------------------------------------------------------------------------
     Total liabilities                                                       514.9              529.9
-----------------------------------------------------------------------------------------------------

Shareholders' equity:
 Preferred stock, par value $1.00 per share, authorized
 10,000,000 shares, 2,000,000 shares designated as
  $2.25 Series A Convertible Preferred Stock, no shares issued and outstanding; and 1,840,000 shares designated as $3.75
  Series B Convertible Preferred Stock, issued and outstanding
  1,840,000 shares                                                             1.8                1.8
 Common Stock, par value $.01 per share, authorized
    200,000,000 shares, issued and outstanding 92,213,928
    shares in 1999 and 1998                                                    0.9                0.9
  Paid-in capital                                                            409.4              409.4
  Accumulated deficit                                                       (343.5)            (340.0)
-----------------------------------------------------------------------------------------------------
       Total shareholders' equity                                             68.6               72.1
-----------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                         $  584.1           $  602.0
=====================================================================================================



   The accompanying notes are an integral part of these financial statements.

                        KINAM GOLD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                            March 31,
                                                                     1999                1998
-----------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net loss                                                        $    (1.8)          $    (3.0)
  Adjustments to reconcile net loss to net cash
    provided by (used in ) operating activities:
      Depreciation and depletion                                       20.6                19.6
      Increase (decrease) in reclamation reserve                        0.5                 4.6
      Increase (decrease) in working capital items                      0.3                (8.2)
-----------------------------------------------------------------------------------------------
  Net cash provided by operating activities                            19.6                13.0
-----------------------------------------------------------------------------------------------
  Cash Flows from Investing Activities:
    Capital expenditures                                               (0.9)               (3.5)
-----------------------------------------------------------------------------------------------
  Net cash used in investing activities                                (0.9)               (3.5)
-----------------------------------------------------------------------------------------------
  Cash Flows from Financing Activities:
    Repayments of financings                                           (9.7)              (14.6)
    Deferred financing costs                                           --                  (0.1)
    Preferred dividends paid                                           (1.7)               (1.7)
-----------------------------------------------------------------------------------------------
  Net cash provided by (used in ) financing activities                (11.4)              (16.4)
-----------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and equivalents                       7.3                (6.9)
  Cash and equivalents at January 1                                    18.5                16.0
-----------------------------------------------------------------------------------------------
  Cash and equivalents at March 31                                $    25.8           $     9.1
===============================================================================================


   The accompanying notes are an integral part of these financial statements.

                                 KINAM GOLD INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation. Results for any interim period are not necessarily indicative of the results that may be achieved in future periods. The financial information as of this interim date should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

On June 1, 1998, Kinam Gold, Inc. (the Company) completed a merger with Kinross Gold Corporation (Kinross) providing for a combination of their businesses. Kinross Gold U.S.A. Inc., a wholly-owned subsidiary of Kinross, currently owns 100% of the Company's outstanding common stock.

2. INVENTORIES

Inventories consist of the following (in millions):

                                  March 31,        December 31,
                                    1999              1998
-------------------------------------------------------------
Gold:
  Finished goods                  $  13.2            $  18.9
  Work-in-process                     2.1                2.8
Materials and supplies               32.5               30.8
-------------------------------------------------------------
                                  $  47.8            $  52.5
============================================================

3. LONG-TERM DEBT

The Company did not borrow any additional amounts during the first quarter of 1999. The Company made scheduled debt payments of $1.3 million relating to capital leases and also repaid $8.4 million of a demand loan from cash flow from operations.

4. HEDGE CONTRACTS

Forward sales contracts, generally on a spot deferred basis, and call option contracts are entered into from time to time to protect the Company from the effect of price changes on precious metals sales. As of March 31, 1999, the Company has no outstanding hedge contracts.

During July 1998, the Company liquidated its hedge position and received approximately $45.9 million in cash. In connection with the transaction, the Company recognized a gain of $41.7 million, net of costs previously incurred. The gain is being included in revenue over the period the underlying hedge contracts were originally scheduled to expire.

5. COMMITMENTS AND CONTINGENCIES

Reclamation, site restoration and closure costs are accrued on a units-of-production basis using estimates based upon current federal, state and applicable foreign laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally becoming more restrictive. Any changes in these laws and regulations could impact future estimated reclamation costs. Total reclamation costs for the Company at the end of current operating mine lives are estimated to be approximately $51.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               PRODUCTION RESULTS

The following table sets forth the Company's ounces of gold production, production costs, ounces of gold sold and average realized prices for the three months ended March 31, 1999 and 1998.

                                                                   Three Months Ended
                                                                         March 31,
---------------------------------------------------------------------------------------------
                                                                   1999                1998
                                                                 ----------------------------
Gold production (ounces)
     Fort Knox                                                     72,812              87,232
     Kubaka                                                        62,001              60,417
     Refugio                                                       26,425              24,273
     Hayden Hill                                                    3,757              15,082
     Guanaco                                                        6,530              10,542
---------------------------------------------------------------------------------------------
     Consolidated gold production                                 171,525             197,546
---------------------------------------------------------------------------------------------
Cash operating costs ($ per ounce of gold produced)
     Fort Knox                                                   $    223            $    189
     Kubaka                                                            98                 143
     Refugio                                                          240                 290
     Hayden Hill                                                      159                 108
     Guanaco                                                          154                 132
---------------------------------------------------------------------------------------------
     Consolidated cash operating costs                           $    177            $    178
---------------------------------------------------------------------------------------------
Total cash costs ($ per ounce of gold produced)
     Fort Knox                                                   $    223            $    189
     Kubaka                                                           143                 169
     Refugio                                                          253                 304
     Hayden Hill                                                      166                 121
     Guanaco                                                          171                 152
---------------------------------------------------------------------------------------------
     Consolidated total cash costs                               $    195            $    190
---------------------------------------------------------------------------------------------
Total production costs ($ per ounce of gold produced)
     Fort Knox                                                   $    338            $    340
     Kubaka                                                           317                 274
     Refugio                                                          328                 415
     Hayden Hill                                                      166                 330
     Guanaco                                                          171                 152
---------------------------------------------------------------------------------------------
     Consolidated total production costs                         $    319            $    318
=============================================================================================
Ounces of gold sold                                               193,960             185,452
Average realized price per ounce sold                            $    297            $    338
=============================================================================================


Cash operating costs at the mine sites include overhead, net of credits for silver by-products. Total cash costs include cash operating costs plus royalties and applicable production taxes. Total production costs include total cash costs plus reclamation and depreciation, and depletion. Gold production is defined as gold produced in the form of dore plus any inventory in mill carbon circuits.

RESULTS OF OPERATIONS

Kinam Gold Inc., (Kinam Gold or the Company) reported a first quarter 1999 net loss of $1.8 million, or $.04 per share, on revenue of $57.7 million, compared with a 1998 first quarter net loss of $3.0 million, or $.04 per share on revenue of $62.7 million. The 1998 first quarter results included a $6.7 million gain on the sale of foreign tax loss carry forwards relating to the Company's operation of the Guanaco Mine located in Northern Chile. Excluding the special items, the 1998 first quarter net loss was $9.7 million, or $.10 per share. Operating income of $0.5 million for the first quarter of 1999 compared with operating income of $1.1 million for the 1998 first quarter. Slightly higher gold sales offset by significantly lower realized prices contributed to the operating income decrease.

Kinam Gold's average realized price in the first quarter declined to $297 per ounce, compared with $338 per ounce for the first quarter of 1988, due to the closing of the Company's hedge position in 1998. The average spot price for the first quarter of $287 per ounce was $10 per ounce lower than the $297 per ounce realized due to the amortization of the gain realized when the hedge position was closed in 1998.

The Company's first quarter gold production decreased to 171,525 ounces, compared with 197,546 ounces in the first quarter of 1998. The 53% owned Kubaka mine reported record production of 62,001 ounces for the Company's account, compared with 60,417 ounces in the first quarter of 1998 when the Company's ownership interest was 50%. Fort Knox production of 72,812 ounces in 1999 compared with 87,232 ounces in 1998. Production of Fort Knox was adversely affected by extremely cold weather which necessitated reduced mining, crushing, and conveying rates. Lower than anticipated mill throughput due to unusually hard ore and lower than planned grades also contributed to the production decline. Fort Knox production, throughput and grade have returned to normal levels during the second quarter of 1999 and the first quarter shortfall is expected to be recovered during the balance of the year. At Refugio, the Company's 50% share of quarterly production was 26,425 ounces, compared with 24,272 ounces for the first quarter of 1998. Mining was completed at both Hayden Hill and Guanaco during 1997. Production at Hayden Hill and Guanaco will continue to decline during 1999 as residual leaching continues.

The Company's first quarter cost of sales decreased to $37.1 million, compared with $40.5 million in the first quarter of 1998. Consolidated total cash costs increased slightly to $195 per ounce, compared with $190 per ounce in the first quarter of 1998. Fort Knox cash costs of $223 per ounce compared with $189 per ounce in the first quarter of 1998 due primarily to lower production levels, which have returned to normal in the second quarter. As a result of higher mill throughput and higher grades, Kubaka's first quarter cash costs of $143 per ounce were lower than 1998 first quarter cash costs of $169 per ounce. As a result of process improvements which have increased production through the crusher and recovery facility, Refugio's cash costs improved to $253 per ounce, compared with $304 per ounce in the first quarter of 1998. Hayden Hill and Guanaco cash costs were $166 per ounce and $171 per ounce, respectively, compared with cash costs of $121 per ounce and $152 per ounce, respectively, for the first quarter of 1998.

First quarter depreciation and depletion increased to $20.6 million from $19.6 million in the first quarter of 1998 due primarily to increased sales, partially offset by lower depreciation rates due to the 1998 write downs.

General and administrative income of $0.9 million compared with 1998 first quarter expense of $0.4 million. The increased income is mainly attributed to the reduction of the Company's corporate staff subsequent to the Company's merger with Kinross Gold Corporation in June 1998 (the "Kinross Merger") and a $0.3 million increase in Kubaka management fee income.

The $0.7 million decrease in exploration expense to $0.4 million resulted from decreased exploration activity in order to conserve cash due to continued low gold prices.

Lower interest expense of $2.8 million compared with $10.8 million for the 1998 first quarter, was primarily attributed to lower debt balances as a result of the repayment of loans subsequent to the Kinross Merger.

LIQUIDITY AND CAPITAL RESOURCES

Kinam Gold's cash flow provided from operating activities increased to $19.6 million, compared with $13.0 million for the 1998 first quarter due to lower interest payments, lower cash costs at Kubaka and Refugio and higher sales, partially offset by lower realizations and higher cash costs at Fort Knox.

Capital spending of $0.9 million was lower than the $3.5 million spent during the 1998 first quarter. Approximately $0.3 million was spent at Refugio to address certain operational inefficiencies while the remaining $0.6 million was spent at Fort Knox. Due to low gold prices, the Company continues to restrict capital spending to sustaining projects.

No additional funds were borrowed under the demand loan facility during the first quarter of 1999. Scheduled debt payments of $1.3 million and repayments of $8.4 million on the demand loan were made from cash flow from operations. With continued reductions in capital spending expected for the remainder of 1999 and with the anticipated higher production and lower cash costs, the Company expects to generate sufficient funds for general corporate purposes, capital expenditures and interest payments.

YEAR 2000

The review and impact analysis of the Company's operating facilities is proceeding according to the plan that was disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Fort Knox Mine has completed the review, analysis and remediation work relating to their process control systems and these systems are now believed to be Year 2000 compliant. The review of the Kubaka and Refugio operating facilities is still in progress with no major issues to report. The review and impact analysis of business information systems is progressing on schedule. The Company believes all business information systems are on track to be Year 2000 compliant by September 1, 1999.

Questionnaires have been sent to approximately 100 vendors of goods and services from the various mine locations. To date the Company has received responses from 50%, indicating they are now compliant or will be compliant by June 1999.

Year 2000 contingency planning is still expected to take place during the third quarter of this year. It remains the Company's intention to focus its contingency plans on potential electrical disruptions, even though the Company is receiving assurances from various electrical utilities that they will be Year 2000 compliant.

Total project spending estimates for the year remain in line with previous estimates.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ material from projected results. Such forward-looking statements include statements regarding expected dates for gold sales, reserve additions, production improvements at Refugio and Fort Knox, projected quantities of future gold production, estimated reserves and recovery rates, anticipated production rates, costs and expenditures, prices realized by the Company and expected to be realized, expected future cash flows, anticipated financing needs, growth plans and sources of financing and repayment alternatives and timing and results of the pending business combinations. Factors that could cause actual results to differ materially from such forward-looking statements include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile price of gold, the political and economic risks associated with foreign operations, cost overruns, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits and approvals, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, environmental risks, the results of financing efforts and financial market conditions and other risk factors detailed in the Company's Securities and Exchange Commission filings. Refer to the Risk Factors on pages 11 to 15 of the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission, for a more detailed discussion of risks. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

FOREIGN CURRENCY EXCHANGE RISK

The Company conducts the majority of its operations in the U.S., Russia, and Chile. Currency fluctuations affect the cash flow that the Company will realize from its operations as gold is sold in U.S. dollars, while production costs are incurred in Russian rubles and U.S. dollars. The Company's results are positively affected when the U.S. dollar strengthens against these foreign currencies and adversely affected when the U.S. dollar weakens against these foreign currencies. The Company's cash and equivalent balances are held in U.S. dollars. Holdings denominated in other currencies are relatively insignificant.

In the last half of 1998, the Russian ruble weakened against the U.S. dollar and the Company benefited primarily through lower Russian labour and material costs. In Russia, the temporal method is used to consolidate the financial results. The major currency related exposure at any balance sheet is on ruble-denominated cash balances and working capital. Because the bullion inventory is denominated in U.S. dollars there are no related foreign exchange risks. The foreign exchange exposure on the balance of the working capital items is nominal. Gold sales during 1998 were denominated 50% in U.S. dollars and 50% in rubles. The U.S. dollars received are used to service the U.S. dollar denominated debt and the foreign supplies inventory purchases, while the rubles received from the gold sales are used to pay local operating costs. The Company has and will continue to convert any excess rubles into U.S. dollars to repay U.S. denominated third party and inter-corporate debt obligations. Assuming estimated 1999 ruble payments of 350 million rubles at an exchange rate of 20 rubles to one U.S. dollar, each 2 rubles change to the U.S. dollar could result in an approximate $1.0 million change in the Company's pre-tax earnings.

In Chile, the currency measurement is the U.S. dollar as the majority of transactions are denominated in U.S. dollars. Local expenditures are recorded based on the prevailing exchange rate at the time and bullion settlement receivables are denominated in U.S. dollars. The vast majority of expenditures are denominated in U.S. dollars resulting in little peso-related exposure.

INTEREST RATE RISKS

The Company has interest rate swaps to fix interest rates on a portion of its floating rate debt. The costs associated with these contracts are amortized to interest expense over the terms of the agreements. At March 31, 1999, the Company carried $128.9 million of variable rate debt, all denominated in U.S. dollars. Interest expense would change by approximately $1.0 million for every one percent change in interest rates.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On February 13, 1998, a purported class action was filed in the Court of Chancery of Delaware by two Company stockholders entitled Joseph Ratzerdorfer and Victoria Shaev, IRA v. Milton H. Ward, et al C.A. No. 16189-NC, against Cyprus Amax, the Company's directors, and the Company as a nominal defendant. The complaint alleges, among other things, that the defendants breached their fiduciary duties of loyalty and due care in connection with the Company's entry into the Kinross Merger agreement. The complaint seeks, among other things, an order rescinding the transaction and/or awarding damages in an unspecified amount. On February 22, 1999 the Court of Chancery of Delaware dismissed this class action without prejudice.

In August 1998, the U.S. Environmental Protection Agency served the Company with a Unilateral Administrative Order ("UAO") as a potentially responsible party("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the Solid Waste Disposal Act ("SWDA"), alleging joint and several liability with other PRP's, for damages attributable to alleged releases of hazardous substances from the PRC Patterson Inc. site ("the Site") in Patterson, California. The Company shipped waste oil to the Site from 1994 to 1996. Based on facts currently known to management the quantity of waste oil shipped was less than the "de minimus" level stated in the UAO, which should exclude the Company from further responsibility under the UAO. The Company does not anticipate that this matter will have a material effect on the Company's financial position or results of operations.

The Company is also involved in legal proceedings and claims which arise in the ordinary course of its business. The Company believes these claims are without merit and is vigorously defending them. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

                     Exhibit Number

                     (27) Financial Data Schedule

           (b)       Reports on Form 8-K - None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 KINAM GOLD INC.





                                 By  /s/ Brian W. Penny
                                     ----------------------------------------
                                 Treasurer and Director
                                 (principal financial officer)



Dated:   May 14, 1998

                                 EXHIBIT INDEX


Exhibit
Number         Description
-------        -----------
 27            Financial Data Schedule