Form 10-Q
period 1999-06-30
KINAM GOLD INC
filed 1999-08-16
CIK 814577

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________to_________

                          Commission file number 1-9620


                                 KINAM GOLD INC.
                            (formerly Amax Gold Inc.)

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                       06-1199974
-----------------------------------         -----------------------------------
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)


 185 SO. STATE ST., # 820, SALT LAKE CITY, UTAH                 84111
----------------------------------------------------   ------------------------

(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code            (801) 363-9152



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Common Stock Outstanding, $0.01 per value, as of August 12, 1999 - 92,213,928 shares

                                Total Pages - 12
                        Exhibit Index Located on Page 11

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                                 KINAM GOLD INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in millions except per share amounts)
                                   (Unaudited)

                                                                    Three Months Ended      Six Months Ended
                                                                          June 30,               June 30,
                                                                   --------------------   ----------------------
                                                                     1999        1998        1999        1998
                                                                   --------   ---------   ---------   ---------
Revenues                                                           $   53.9   $    74.5   $   111.6   $   137.2
                                                                   --------   ---------   ---------   ---------
Costs and expenses
     Cost of sales                                                     35.9        42.5        73.0        83.0
     Depreciation and depletion                                        20.0        28.9        40.6        48.5
     General and administrative                                        (1.1)         --        (2.0)        0.4
     Exploration                                                        0.1         1.7         0.5         2.8
                                                                   --------   ---------   ---------   ---------
     Total costs and operating expenses                                54.9        73.1       112.1       134.7
                                                                   --------   ---------   ---------   ---------
Income (loss) from operations                                          (1.0)        1.4        (0.5)        2.5
     Interest expense                                                  (2.1)       (8.3)       (4.9)      (19.1)
     Interest income                                                    0.3         0.2         0.5         0.5
     Other                                                             (0.8)       (1.0)         --         5.4
                                                                   --------   ---------   ---------   ---------
Loss before income tax expense and extraordinary item                  (3.6)       (7.7)       (4.9)      (10.7)
Income tax expense                                                     (0.6)         --        (1.1)         --
                                                                   --------   ---------   ---------   ---------
Loss before extraordinary item                                         (4.2)       (7.7)       (6.0)      (10.7)
Extraordinary item - loss on early extinguishment of debt                --       (11.5)         --       (11.5)
                                                                   --------   ---------   ---------   ---------
Net loss                                                               (4.2)      (19.2)       (6.0)      (22.2)
                                                                   --------      -------     -------     -------
Preferred stock dividends                                              (1.7)       (1.7)       (3.4)       (3.4)
                                                                   --------      -------     -------     -------
Loss attributable to common shares                                 $   (5.9)  $   (20.9)  $    (9.4)  $   (25.6)
                                                                   ========   =========   =========   =========
      Loss before extraordinary item                               $  (0.06)  $   (0.09)  $   (0.10) $    (0.13)
      Extraordinary item - loss on early extinguishment of debt          --       (0.10)         --       (0.10)
                                                                   --------      -------     -------     -------
Loss per common share                                              $  (0.06)  $   (0.19) $    (0.10) $    (0.23)
                                                                   ========   =========   =========   =========
Weighted average common shares outstanding                             92.2       107.8        92.2       111.4
                                                                   ========   =========   =========   =========


   The accompanying notes are an integral part of these financial statements.

                        KINAM GOLD INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                 (Dollars in millions except par value of stock)

                                                                June 30,      December 31,
                                                                  1999             1998
                                                               (unaudited)
                                                                ----------    ----------
ASSETS
Cash and equivalents                                             $   19.9       $   18.5
Restricted cash                                                      --              0.5
Inventories                                                          48.4           52.5
Receivables                                                          28.2           33.7
Other                                                                 1.6            2.0
                                                                 --------       --------
     Current assets                                                  98.1          107.2

Property, plant and equipment, net                                  476.3          480.0
Other                                                                13.8           14.8
                                                                 --------       --------
     Total assets                                                $  588.2       $  602.0
                                                                 ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand loan                                                      $   81.9       $   90.3
Current maturities of long-term debt                                 20.6           23.7
Accrued and other current liabilities                                17.5           18.4
Accounts payable, trade                                              16.3           18.8
Reclamation reserve, current portion                                  2.6            2.6
                                                                 --------       --------
     Current liabilities                                            138.9          153.8
Advance from parent                                                 213.2          196.6
Long-term debt                                                      119.6          123.0
Reclamation reserve, non-current portion                             29.9           28.8
Other                                                                23.9           27.7
                                                                 --------       --------
     Total liabilities                                              525.5          529.9
Shareholders' equity:
 Preferred stock, par value $1.00 per share, authorized
 10,000,000 shares, 2,000,000 shares designated as
  $2.25 Series A Convertible Preferred Stock,
  no shares issued and outstanding; and 1,840,000 shares
  designated as $3.75 Series B Convertible Preferred
  Stock, issued and outstanding 1,840,000 shares                      1.8            1.8
 Common Stock, par value $.01 per share, authorized
    200,000,000 shares, issued and outstanding 92,213,928
    shares in 1999 and 1998                                           0.9            0.9
  Paid-in capital                                                   409.4          409.4
  Accumulated deficit                                              (349.4)        (340.0)
                                                                 --------       --------
       Total shareholders' equity                                    62.7           72.1
                                                                 --------       --------
       Total liabilities and shareholders' equity                $  588.2       $  602.0
                                                                 ========       ========



   The accompanying notes are an integral part of these financial statements.

                        KINAM GOLD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                        1999          1998
                                                                                     --------       ----------
Cash Flows from Operating Activities:
  Net loss                                                                           $  (6.0)       $  (22.2)

  Adjustments to reconcile net loss to cash provided by operating activities:
      Depreciation and depletion                                                        40.6           48.5
      Extraordinary item - loss on early extinguishment of debt                           --           11.5
      Increase in reclamation reserves                                                   1.1            7.5
      Loss on sale of assets                                                              --            0.6
      Change in working capital items                                                    3.8          (21.5)
      Other                                                                             (2.8)          (4.0)
                                                                                     -------       --------
Net cash flow provided from operating activities                                        36.7           28.4
                                                                                     -------       --------
Investing Activities:
      Capital expenditures                                                              (6.1)         (10.0)
      Business acquisition                                                             (30.1)           --
      Proceeds from sale of assets                                                       2.1            2.0
                                                                                     -------       --------
Net cash used in investing activities                                                  (34.1)          (8.0)
                                                                                     -------       --------
Financing Activities:
      Proceeds from financings                                                          16.6          272.8
      Repayments of financings                                                         (14.9)        (269.2)
      Deferred financing costs                                                            --           (0.1)
      Issuance of common stock                                                            --            0.7
      Merger costs                                                                        --          (14.5)
      Cash dividends paid                                                               (3.4)          (3.4)
                                                                                     -------       --------
Net cash flow (used in) provided from financing activities                              (1.7)         (13.7)
                                                                                     -------       --------
Net increase in cash and equivalents                                                     0.9            6.7
Cash and equivalents at January 1                                                       19.0           19.5
                                                                                     -------       --------
Cash and equivalents at June 30                                                      $  19.9       $   26.2
                                                                                     =======       ========


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

On June 1, 1998, Kinam Gold, Inc. (the "Company") completed a merger agreement with Kinross Gold Corporation ("Kinross") providing for a combination of their businesses. Kinross currently owns 100% of the Company's outstanding common stock.

2.       INVENTORIES

Inventories consist of the following (in millions):

                                                                           June 30, 1999      December 31,
                                                                               1998              1998
                                                                           -------------      ------------
Gold:
  Finished goods                                                             $   13.6          $   18.9
  Work-in-process                                                                 1.9               2.8
Materials and supplies                                                           33.6              30.8
                                                                             --------          --------
                                                                             $   49.1          $   52.5
                                                                             ========          ========

3.       LONG-TERM DEBT

The Company borrowed $16.3 million from Kinross during the three months ended June 30, 1999 to partially fund the acquisition of the True North property located near the Ft. Knox mine in Alaska. Debt repayments relating to the Kubaka mine totaled $5.6 million and were funded by net cash flow provided from operating activities. Scheduled capital lease payments were also funded by net cash flow provided from operating activities.

4.   HEDGE CONTRACTS

Forward sales contracts, generally on a spot deferred basis, and call option contracts options are entered into from time to time to protect the Company from the effect of price changes on precious metals sales. As of June 30, 1999 the Company has no outstanding hedge contracts.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               PRODUCTION RESULTS

The following table sets forth the Company's ounces of gold production, production costs, ounces of gold sold and average realized prices for the three months and six months ended June 30, 1999 and 1998.

                                                                     Three Months Ended          Six Months Ended
                                                                           June 30,                 June 30,
                                                                    --------------------      ----------------------
                                                                      1999          1998         1999         1998
                                                                    --------      -------     --------     ---------
Gold production (ounces)
     Fort Knox                                                       91,133       106,508      163,945      193,740
     Kubaka                                                          65,128        60,483      127,129      120,900
     Refugio                                                         24,308        18,983       50,733       43,256
     Guanaco                                                          6,373         9,150       12,903       19,692
     Hayden Hill                                                      5,092        10,650        8,849       25,732
                                                                    -------       -------      -------      -------
     TOTAL GOLD PRODUCTION                                          192,034       205,774      363,559      403,320
                                                                    -------       -------      -------      -------
Cash operating costs ($ per ounce of gold produced)
     Fort Knox                                                          179           155          199          170
     Kubaka                                                              94           152           96          148
     Refugio                                                            242           293          241          291
     Guanaco                                                            146           107          150          120
     Hayden Hill                                                        141            84          149           98
                                                                    -------       -------      -------      -------
     AVERAGE CASH OPERATING COSTS                                       156           161          166          169
                                                                    -------       -------      -------      -------
Total cash costs ($ per ounce of gold produced)
     Fort Knox                                                          179           155          199          170
     Kubaka                                                             133           180          135          175
     Refugio                                                            257           308          255          305
     Guanaco                                                            165           105          168          130
     Hayden Hill                                                        156            97          160          111
                                                                    -------       -------      -------      -------
     AVERAGE TOTAL CASH COSTS                                           172           171          183          180
                                                                    -------       -------      -------      -------

Total production costs ($ per ounce of gold produced)
     Fort Knox                                                          287           314          310          325
     Kubaka                                                             271           290          294          284
     Refugio                                                            327           421          328          418
     Guanaco                                                            165           105          168          130
     Hayden Hill                                                        156           262          160          302
                                                                    -------       -------      -------      -------
     AVERAGE TOTAL PRODUCTION COSTS                                     279           303          298          312
                                                                    =======       =======      =======      =======
Ounces of gold sold                                                 190,955       238,785      384,915      424,236
Average price per ounce sold                                            282           312          290          323
                                                                    =======       =======      =======       ======

Cash operating costs at the mine sites include overhead, net of credits for silver by-products. Total cash costs include cash operating costs plus royalties and applicable production taxes. Total production costs include total cash costs plus reclamation and depreciation and depletion.

RESULTS OF OPERATIONS

Kinam Gold Inc. reported a second quarter 1999 net loss of $4.2 million, or $.06 per share, on revenue of $53.9 million, compared with a 1998 second quarter net loss of $19.2 million, or $.19 per share on revenue of $74.5 million. The 1998 second quarter results included a $11.5 million loss on the early extinguishment of debt relating to the Fort Knox Mine. Excluding the special item, the 1998 second quarter net loss was $7.7 million, or $.09 per share. Loss from operations of $1.0 million for the second quarter of 1999 compared with income from operations of $1.4 million for the 1998 second quarter. Lower gold sales combined with significantly lower realized prices offset by lower depreciation rates contributed to the operating income decrease.

For the first six months of 1999 the Company had a net loss of $6.0 million or $.10 per share on revenue of $111.6 million, compared with a loss of $22.2 million, or $.23 per share on revenue of $137.2 million for the first six months of 1998. The six month loss from operations of $0.5 million compared with 1998 income from operations of $2.5 million.

Kinam Gold's average realized price in the second quarter and first six months of 1999 was $282 per ounce and $290 per ounce, respectively, compared with $312 per ounce and $323 per ounce, respectively, for the comparable 1998 periods due primarily to the closing of the Company's hedge position in 1998 combined with lower spot prices. The average spot price for the second quarter 1999 of $273 per ounce was $9 per ounce lower than the $282 per ounce realized, and was primarily due to the amortization of the gain realized when the hedge position was closed in 1998.

The Company's second quarter 1999 gold production decreased to 192,034 ounces, compared with 205,774 ounces in the second quarter of 1998. The 53% owned Kubaka mine reported record production of 65,128 ounces for Kinam Gold's account during the second quarter of 1999, compared with 60,483 in the second quarter of 1998 when Kinam's ownership was 50%. Production at the Kubaka mine continues to exceed expectations due to higher mill feed grades and higher mill throughput. Fort Knox's production of 91,133 ounces in the second quarter of 1999 compared with 106,508 ounces in the second quarter of 1998 due primarily to processing expected lower grade ore. With the closing of the True North acquisition, the Company will now focus exploration and permitting activities on the nearby True North property which management believes will provide higher grade ore and allow Ft. Knox to increase production. At Refugio, the Company's 50% share of quarterly production was 24,308 ounces in the second quarter of 1999, compared with 18,893 ounces for the second quarter of 1998 due primarily to improved operating efficiencies. Mining was completed at both Hayden Hill and Guanaco during 1997, which resulted in the decrease in production at each mine. Production at Hayden Hill and Guanaco will continue to decline during 1999 as residual leaching continues.

The Company's second quarter 1999 cost of sales decreased to $35.9 million, compared with $42.5 million in the second quarter of 1998. Consolidated total cash costs increased slightly to $172 per ounce for the second quarter of 1999, compared with $171 per ounce in the second quarter of 1998. Fort Knox total cash costs of $179 per ounce for the second quarter of 1999 compared with $155 per ounce in the second quarter of 1998 due primarily to lower production levels associated with expected lower grades. As a result of higher mill throughput and higher grades, Kubaka's second quarter 1999 total cash costs of $133 per ounce were significantly lower than 1998 second quarter total cash costs of $180 per ounce. Refugio's total cash costs improved to $257 per ounce for the second quarter of 1999, compared with $308 per ounce in the second quarter of 1998. The Company commenced self-mining and also became operator of Refugio during the second quarter of 1999. In addition to purchasing the mobile fleet in the second quarter of 1999 further capital expenditures will be required to complete the replacement of the tertiary crusher during 1999. The Company believes that substantially lower production costs will be seen in the foreseeable future. Hayden Hill and Guanaco's second quarter 1999 total cash costs were $156 per ounce and $165 per ounce, respectively, compared with $97 per ounce and $105 per ounce, respectively for the second quarter of 1998. Six-month total cash costs of $183 per ounce in 1999 compared with $180 per ounce in 1998.

Second quarter 1999 depreciation and depletion decreased to $20.0 million from $28.9 million in the second quarter of 1998, due primarily to decreased sales, and lower depreciation rates due to the 1998 write downs.

Net general and administrative income increased $1.1 million for the second quarter of 1999. The increased income is mainly attributed to the reduction of the Company's corporate staff subsequent to the Company's merger with Kinross in June 1998 (the "Kinross Merger").

The $1.6 million decrease in exploration expense to $0.1 million for the second quarter of 1999 resulted primarily from the decreased exploration activity in order to conserve cash due to continued low gold prices.

Lower interest expense of $2.1 million for the second quarter of 1999, compared with $8.3 million for the 1998 second quarter, was attributed to lower debt balances primarily as a result of the repayment of loans subsequent to the Kinross Merger and no interest charge on a demand loan extended to the Company by Kinross.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flow provided from operating activities for the first six months of 1999 increased to $36.7 million, compared with $28.4 million for the first six months of 1998 due primarily to lower interest payments and lower cash costs at Kubaka and Refugio, partially offset by lower realized gold prices and lower sales.

During the second quarter of 1999 the Company completed the acquisition of the True North property near the Ft. Knox Mine in Alaska for $28.1 million. The purchase was partially funded by a $16.6 million advance from Kinross while the balance was funded by net cash flow provided from operating activities.

Capital spending of $6.1 million for the first six months of 1999 was lower than the $10.0 million spent during the comparable period of 1998. During the first six months of 1999, approximately $3.1 million was spent at Refugio to purchase the mobile fleet and replace the tertiary crusher. In addition $0.6 million was spent at Kubaka and $2.4 million at Ft. Knox. Due to low gold prices, the Company continues to only spend capital on sustaining projects.

     Scheduled debt payments were made with net cash flow provided by operating activities. With continued reductions in capital spending expected for the remainder of 1999 and with the anticipated higher production and lower cash costs, the Company expects to generate sufficient funds for general corporate purposes, capital expenditures, and scheduled debt and interest payments.

YEAR 2000

The review and impact analysis of the Company's operating facilities is proceeding according to the plan that was disclosed in the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998. The Fort Knox and Kubaka mines have completed the review, analysis and remediation work to their process control systems and these systems are now Year 2000 compliant. The review of Refugio operating facilities is 75% complete with no major issues to report and completion is expected in August 1999.

The review and impact analysis of business information systems is progressing on schedule with approximately 80% of the system upgrades complete and the remainder scheduled for completion in September 1999. All of the Company's business information systems are on track to be Year 2000 ready by September 1, 1999.

Questionnaires have been sent to 200 vendors of goods and services from the various mine locations. To date the Company has received responses from approximately 90% of such vendors, indicating they are now Year 2000 compliant.

Year 2000 contingency planning is still expected to take place during the third quarter of 1999. It is still the Company's intention to focus contingency plans on potential electrical disruptions, even though various electrical utilities have assured the Company that they are Year 2000 compliant.

Total project spending estimates for the year are lower than previous estimates.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ material from projected results. Such forward-looking statements include statements regarding expected dates for gold sales, reserve additions, production improvements at Refugio and Fort Knox, projected quantities of future gold production, estimated reserves and recovery rates, anticipated production rates, costs and expenditures, prices realized by the Company and expected to be realized, expected future cash flows, anticipated financing needs, growth plans and sources of financing and repayment alternatives, timing and results of the pending business combinations and issues relating to Year 2000 compliance. Factors that could cause actual results to differ materially from such forward-looking statements include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile price of gold, the political and economic risks associated with foreign operations, cost overruns, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits and approvals, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, environmental risks, the results of financing efforts and financial market conditions and other risk factors detailed in the Company's Securities and Exchange Commission filings. Refer to the Risk Factors on pages 11 to 15 of the Company's Annual Report on Form 10K as filed with the Securities and Exchange Commission, for a more detailed discussion of risks. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

INTEREST RATE RISKS

The Company has interest rate swaps to fix interest rates on a portion of its floating rate debt. The costs associated with these contracts are amortized to interest expense over the terms of the agreements. As at June 30, 1999, the Company carried $123.3 million of variable rate debt, all denominated in U.S. dollars. Interest expense would change by approximately $1.0 million for every one percent change in interest rates.

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS


The Company is involved in legal proceedings and claims which arise in the ordinary course of its business. The Company believes these claims are without merit and is vigorously defending them. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company's Annual Meeting of Shareholders was held on June 10, 1999. Messrs. John A. Brough, Arthur H. Ditto, John M.H. Huxley, John W. Ivany and Brian W. Penny were elected as directors of the Company until the next annual meeting of shareholders or until their successors are elected or appointed.

All of the issued and outstanding common shares were voted in favour of the election of the foregoing directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

            Exhibit Number
            -------------
               (10)        Purchase and Sale Agreement between Newmont Alaska
                           Limited, Kinross Gold Corporation and
                           Fairbanks Gold Mining, Inc.
               (27)        Financial Data Schedule

         (b)  Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             KINAM GOLD INC.





                             By /s/ Brian W. Penny
                             ------------------------------
                             Treasurer and Director
                             (principal financial officer)






Dated:  August 12, 1999

                                 EXHIBIT INDEX


            Exhibit Number
            -------------
               (10)        Purchase and Sale Agreement between Newmont Alaska
                           Limited, Kinross Gold Corporation and
                           Fairbanks Gold Mining, Inc.
               (27)        Financial Data Schedule