Form 10-Q
period 1999-09-30
KINAM GOLD INC
filed 1999-11-15
CIK 814577

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________to ___________

                          Commission file number 1-9620

                                 KINAM GOLD INC.
                            (Formerly Amax Gold Inc.)
             (Exact name of registrant as specified in its charter)


                     DELAWARE                                        06-1199974

 (State or other jurisdiction of incorporation or         (IRS Employer Identification No.)
                   organization)

  185 SOUTH STATE STREET, SUITE 820, SALT LAKE CITY, UTAH              84111
------------------------------------------------------------       ------------

          (Address of principal executive offices)                  (Zip Code)

        Registrants' telephone number, including area code       (801) 363-9152
                                                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Common Stock Outstanding, $0.01 par value, as of November 12, 1999 - 92,213,928 shares

                                 Total Pages -13
                        Exhibit Index Located on Page 11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 KINAM GOLD INC.
                            (FORMERLY AMAX GOLD INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in millions except per share amounts)
                                   (Unaudited)

                                                                    Three Months Ended                 Nine Months Ended
                                                                        September 30,                     September 30,
----------------------------------------------------------------------------------------------------------------------------
                                                                   1999             1998             1999             1998
----------------------------------------------------------------------------------------------------------------------------
Revenues                                                         $   45.8         $   54.2         $  157.4         $  191.4
----------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
   Cost of sales                                                     32.4             29.3            105.4            112.3
   Depreciation and depletion                                        17.2             17.5             57.8             66.0
   General and administrative                                        (0.9)            (0.3)            (2.9)             0.1
   Exploration                                                        0.2              0.4              0.7              3.2
----------------------------------------------------------------------------------------------------------------------------
   Total costs and expenses                                          48.9             46.9            161.0            181.6
----------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                        (3.1)             7.3             (3.6)             9.8
   Interest expense                                                  (2.5)            (1.8)            (7.4)           (20.9)
   Interest income                                                    0.6              0.3              1.1              0.8
   Other                                                             (1.3)            --               (1.3)             5.4
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax expense and
   extraordinary item                                                (6.3)             5.8            (11.2)            (4.9)
Income tax expense                                                   (0.9)            --               (2.0)            --
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                              (7.2)             5.8            (13.2)            (4.9)
Extraordinary item - loss on early extinguishment of debt                             --               --              (11.5)
----------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                                                    (7.2)             5.8            (13.2)           (16.4)
Preferred stock dividends                                            (1.7)            (1.7)            (5.1)            (5.1)
----------------------------------------------------------------------------------------------------------------------------
Income (loss) attributable to common shares                      $   (8.9)        $    4.1         $  (18.3)        $  (21.5)
============================================================================================================================
Income (loss) before extraordinary item                              (.10)             .04             (.20)            (.09)
Extraordinary item - loss on early extinguishment of debt            --               --               --               (.11)
----------------------------------------------------------------------------------------------------------------------------
Income (loss) per common share                                   $   (.10)        $    .04         $   (.20)        $   (.20)
============================================================================================================================

Weighted average common shares outstanding                           92.2             92.2             92.2            104.9
============================================================================================================================


        The accompanying notes are an integral part of these statements.

                                 KINAM GOLD INC.
                            (FORMERLY AMAX GOLD INC.)
                           CONSOLIDATED BALANCE SHEET
                   (Dollars in millions except share amounts)


                                                                      September 30, 1999  December 31,
                                                                          (Unaudited)        1998
------------------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents                                                         $ 24.9         $ 18.5
Restricted cash                                                                --              0.5
Inventories                                                                    48.7           52.5
Receivables                                                                    24.6           33.7
Other                                                                           2.1            2.0
------------------------------------------------------------------------------------------------------
   Current assets                                                             100.3          107.2

Property, plant and equipment, net                                            462.0          480.0
Other                                                                          13.9           14.8
------------------------------------------------------------------------------------------------------
   Total assets                                                               576.2          602.0
======================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand loan from parent                                                      $ 81.9         $ 90.3
Current maturities of long-term debt                                           24.5           23.7
Accounts payable, trade                                                        13.9           18.4
Accrued and other current liabilities                                          15.5           18.8
Reclamation reserve, current portion                                            2.2            2.6
------------------------------------------------------------------------------------------------------
   Current liabilities                                                        138.0          153.8

Advance from parent                                                           213.2          196.6
Long-term debt                                                                119.0          123.0
Reclamation reserve, noncurrent portion                                        30.4           28.8
Other                                                                          21.8           27.7
------------------------------------------------------------------------------------------------------
Total liabilities                                                             522.4          529.9

Commitments and contingencies

Shareholders' equity:
   Preferred stock, par value $1.00 per share, authorized
    10,000,000 shares, of which 1,840,000 have been designated as
    $3.75 Series B Convertible Preferred Stock, issued and
    Outstanding 1,840,000 shares                                                1.8            1.8
   Common stock, par value $.01 per share, authorized 200,000,000
    shares, issued and outstanding 92,213,928 shares in 1999 and 1998           0.9            0.9
Paid-in capital                                                               409.4          409.4
Accumulated deficit                                                          (358.3)        (340.0)
------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                  53.8           72.1
------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                                $576.2         $602.0
======================================================================================================


        The accompanying notes are an integral part of these statements.

                                 KINAM GOLD INC.
                            (FORMERLY AMAX GOLD INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)


                                                                                        Nine Months Ended
                                                                                           September 30,
-------------------------------------------------------------------------------------------------------------
                                                                                       1999            1998
-------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net Loss                                                                           $ (13.2)        $ (16.4)
   Adjustments to reconcile net loss to cash provided by operating activities:
    Depreciation and depletion                                                           57.8            66.0
    Extraordinary item - loss on early extinguishment of debt                            --              11.5
    Increase in reclamation reserves                                                      1.6             9.5
    Loss on sale of assets                                                               --               0.2
    (Increase) decrease in working capital items                                          5.5           (27.5)
    Other                                                                                (5.0)           (1.5)
-------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                46.7            41.8
-------------------------------------------------------------------------------------------------------------
Investing Activities:
   Capital expenditures                                                                 (12.7)          (12.0)
   Business acquisitions                                                                (30.1)           --
   Proceeds from sale of assets                                                           2.1             2.0
-------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                   (40.7)          (10.0)
-------------------------------------------------------------------------------------------------------------
Financing Activities:
   Proceeds from financings                                                              24.0           272.8
   Repayments of financings                                                             (19.0)         (325.8)
   Proceeds from liquidation of hedge position                                           --              45.9
   Deferred financing costs                                                              --              (0.1)
   Merger costs                                                                          --             (14.8)
   Cash dividends paid                                                                   (5.1)           (5.1)
-------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                                    (0.1)          (27.1)
-------------------------------------------------------------------------------------------------------------

Net increase in cash and equivalents                                                      5.9             4.7
Cash and equivalents at January 1                                                        19.0            19.5
-------------------------------------------------------------------------------------------------------------
Cash and equivalents at September 30                                                  $  24.9         $  24.2
=============================================================================================================


   The accompanying notes are an integral part of these financial statements.

                                 KINAM GOLD INC.
                            (FORMERLY AMAX GOLD INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                   (Unaudited)


1.     BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of Kinam Gold Inc. ("the Company") include all adjustments that are, in the opinion of management, necessary for a fair presentation. Results for any interim period are not necessarily indicative of the results that may be achieved in future periods. The financial information as of this interim date should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

On June 1, 1998, the Company completed a merger agreement with Kinross Gold Corporation ("Kinross") providing for a combination of their businesses. Kinross currently owns 100% of the Company's outstanding common stock.

2.     INVENTORIES

Inventories consist of the following (in millions):

                                                September 30,       December 31,
                                                    1999              1998
--------------------------------------------------------------------------------
Gold:
       Finished Goods                              $  16.0           $  18.9
       Work-in-process                                 2.6               2.8
Materials and supplies                                30.1              30.8
--------------------------------------------------------------------------------
                                                   $  48.7           $  52.5
================================================================================

3.     LONG-TERM DEBT

During the first nine months of 1999, Refugio entered into capital leases totaling $3.7 million for the acquisition of the mobile fleet and the new tertiary crusher.

Debt repayments relating to the Kubaka Mine totalled $7.1 million during the first nine months of 1999. These payments were made from cash flow provided by operating activities during the first nine months of 1999. Schedule capital lease payments at Refugio and Ft. Knox were also made from cash flow provided by operating activities.

4.     HEDGE CONTRACTS

Forward sales contracts, generally on a spot deferred basis, and call option contracts options are entered into from time to time to protect the Company from the effect of price changes on precious metals sales. As of September 30, 1999 the Company has no outstanding hedge contracts.

During July 1998, the Company liquidated its hedge position and received approximately $45.9 million in cash. In connection with the transaction the Company recognized a gain of $41.7 million, net of costs previously incurred. The gain is being included in revenue over the period the underlying hedge contracts were originally scheduled to expire.

5.     COMMITMENTS AND CONTINGENCIES

Reclamation, site restoration and closure costs are accrued on a units-of-production basis using estimates based upon current federal, state and applicable foreign laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally becoming more restrictive. Any changes in these laws and regulations could impact future estimated reclamation costs. Total reclamation costs for the Company at the end of current operating mine lives are estimated to be approximately $50 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The following table sets forth the Company's results of operation, including gold production, production costs, ounces of gold sold and average realized prices, for the periods indicated.

                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30,                 September 30,
--------------------------------------------------------------------------------------------------------------------
                                                                 1999           1998           1999           1998
--------------------------------------------------------------------------------------------------------------------
GOLD PRODUCTION (OUNCES)
    Fort Knox                                                    95,974         81,866        259,919        275,606
    Kubaka                                                       57,234         60,335        184,363        181,235
    Refugio                                                      17,193         13,132         67,926         56,388
    Guanaco                                                       4,374          3,242         17,277         22,934
    Hayden Hill                                                   3,925          9,194         12,774         34,424
--------------------------------------------------------------------------------------------------------------------
    TOTAL GOLD PRODUCTION                                       178,700        167,769        542,733        571,089
--------------------------------------------------------------------------------------------------------------------
CASH OPERATING COSTS ($ PER OUNCE OF GOLD PRODUCED)(1)
    Fort Knox                                                       184            205            193            180
    Kubaka                                                           95            109             96            135
    Refugio                                                         307            419            256            321
    Guanaco                                                         199            296            162            145
    Hayden Hill                                                     171             82            156             94
--------------------------------------------------------------------------------------------------------------------
    AVERAGE CASH OPERATING COSTS                                    167            182            166            173
--------------------------------------------------------------------------------------------------------------------
TOTAL CASH COSTS ($ PER OUNCE OF GOLD PRODUCED)(1)
    Fort Knox                                                       184            205            193            180
    Kubaka                                                          134            155            137            168
    Refugio                                                         322            431            270            338
    Guanaco                                                         218            317            181            156
    Hayden Hill                                                     181            100            167            108
--------------------------------------------------------------------------------------------------------------------
    AVERAGE TOTAL CASH COSTS                                        182            204            183            187
--------------------------------------------------------------------------------------------------------------------
TOTAL PRODUCTION COSTS ($ PER OUNCE OF GOLD PRODUCED)(1)
    Fort Knox                                                       294            358            304            335
    Kubaka                                                          238            271            276            280
    Refugio                                                         400            565            344            457
    Guanaco                                                         218            317            181            156
    Hayden Hill                                                     181            267            167            293
--------------------------------------------------------------------------------------------------------------------
    AVERAGE TOTAL PRODUCTION COSTS                                  282            340            293            320
====================================================================================================================
OUNCES OF GOLD SOLD                                             167,141        138,967        552,056        563,203
AVERAGE PRICE PER OUNCE SOLD                                        274            390            285            340
====================================================================================================================

(1) Cash operating costs at the mine sites include overhead, net of credits for silver by-products. Total cash costs include cash operating costs plus royalties and applicable production taxes. Total production costs include total cash costs plus reclamation and depreciation and depletion.

RESULTS OF OPERATIONS

Kinam Gold Inc. reported a third quarter 1999 net loss attributable to common shares of $8.9 million, or $.10 per share, on revenue of $45.8 million, compared with 1998 third quarter income attributable to common shares of $4.1 million, or $.04 per share, on revenue of $54.2 million. Operating loss of $3.1 million for the third quarter of 1999 compared with operating income of $7.3 million for the 1998 third quarter. Lower gold sales coupled with significantly lower realized prices, partially offset by lower depreciation rates, contributed to the operating income decrease.

For the first nine months of 1999 the Company had a loss attributable to common shares of $18.3 million, or $.20 per share, on revenue of $157.4 million, compared with a loss attributable to common shares of $21.5 million, or $.20 per share on revenue of $191.4 million for the first nine months of 1998. The Company had a nine month operating loss of $3.6 million compared with income of $9.8 million for the same period of 1998.

Kinam Gold's average realized price in the third quarter and first nine months of 1999 was $274 per ounce and $285 per ounce, respectively, compared with $312 per ounce and $323 per ounce, respectively, for the comparable 1998 periods due to the closing of the Company's hedge position in 1998 coupled with lower spot prices. The average spot price for the third quarter 1999 of $259 per ounce was $15 per ounce lower than the $274 per ounce realized due to the amortization of the gain realized when the hedge position was closed in 1998.

The Company's third quarter 1999 gold production increased to 178,700 ounces compared with 167,769 ounces in the 1998 third quarter. The 53% owned Kubaka mine reported production of 57,234 ounces for Kinam Gold's account during the third quarter of 1999 compared with 60,335 ounces in the third quarter of 1998 when Kinam's ownership was 50%. Production at the Kubaka mine continues to exceed expectations due to higher mill feed grades and higher mill throughput . Fort Knox's production of 95,974 ounces in the third quarter of 1999 compared with 81,866 ounces in the same period of 1998. Management believes the recent acquisition of the True North property in Alaska will provide higher grade ore and allow Ft. Knox to increase production once permitting activities have been completed. At Refugio, the Company's 50% share of quarterly production was 17,193 ounces in the third quarter of 1999, compared with 13,132 ounces for the 1998 third quarter. Mining was completed at both Hayden Hill and Guanaco during 1997, which resulted in the decrease in production at each mine. The Company anticipates that production at Hayden Hill and Guanaco will continue to decline during 1999 as residual leaching continues.

The Company's third quarter 1999 cost of sales increased to $32.4 million, compared with $29.3 million in the third quarter of 1998. Consolidated total cash costs decreased to $182 per ounce for the third quarter of 1999, compared with $204 per ounce in the third quarter of 1998. Fort Knox's cash costs of $188 per ounce for the 1999 third quarter compared with $205 per ounce in the third quarter of 1998 primarily due to higher production levels associated with higher grades. As a result of higher mill throughput, Kubaka's third quarter 1999 cash costs of $134 per ounce were lower than 1998 third quarter cash costs of $155 per ounce. Refugio's cash costs improved to $322 per ounce for the third quarter of 1999, compared with $431 per ounce in the third quarter in 1998. The Company commenced self-mining and also became operator of the Refugio mine during the third quarter of 1999. In addition to purchasing the mobile fleet further capital expenditures to complete the replacement of the tertiary crusher will occur during 1999. The company believes that substantially lower production costs will be seen in the foreseeable future. Hayden Hill and Guanaco third quarter 1999 cash costs were $181 per ounce and $218 per ounce, respectively, compared with cash costs of $100 per ounce and $317 per ounce, respectively for the third quarter of 1998. Consolidated nine month cash costs of $183 per ounce in 1999 compared with $187 per ounce in 1998.

In the third quarter of 1999 depreciation and depletion decreased to $17.2 million from $17.5 million in the third quarter for 1998 due primarily to lower depreciation rates due to the 1998 write downs, partially offset by increased sales.

General and administrative income increased $0.6 million to $0.9 million for the third quarter of 1999.

The $0.2 million decrease in exploration expense to $0.2 million for the third quarter of 1999 resulted from decreased exploration activity in order to conserve cash due to continued low gold prices.

Interest expense increased to $2.5 million for the third quarter of 1999, compared with $1.8 million for the 1998 third quarter.

LIQUIDITY AND CAPITAL RESOURCES

Kinam Gold's cash flow from operating activities for the first nine months of 1999 increased to $46.7 million, compared with $41.8 million for the comparable 1998 period due to lower interest payments, lower cash costs at Kubaka and Refugio, partially offset by lower realized gold prices and lower sales.

Capital spending of $12.7 million for the first nine months of 1999 compared with $12.0 million spent during the first nine months of 1998. Approximately $6.0 million was spent at Refugio during the first nine months of 1999 to purchase the mobile fleet and replace the tertiary crusher. Due to low gold prices, the Company continues to only spend capital on sustaining projects. Fort Knox capital of $5.9 million included mobile equipment, pit dewatering and development of the True North projects. Additionally $0.8 million was spent at Kubaka.

No additional funds were borrowed under the demand loan facility during the third quarter of 1999. Scheduled debt payments were made with cash flow provided by operating activities.

YEAR 2000

The Year 2000 review and impact analysis of the Company's operating facilities is proceeding according to the plan that was disclosed in the Company's 1998 Annual Report on Form 10K. The Fort Knox, Refugio and Kubaka mines have completed the review, analysis and remediation work to their process control systems and these systems are now considered Year 2000 compliant.

Remediation of business information systems and ancillary application packages has successfully been completed at the Fort Knox and Kubaka mines. Remediation at the Refugio Project is 90% complete with a planned completion date of December 1, 1999.

No issues have been identified with the Company's critical vendors.

Year 2000 contingency planning is currently taking place at each of the Company's project sites and the Company's plans will be updated as circumstances change throughout the remainder of the year. The supply of electrical power to various sites still remains a concern despite information from various electrical utilities that they are Year 2000 compliant. Contingency plans will take this into consideration and the Company is presently engaged in efforts to determine the best method to maintain operations utilizing standby power generators.

Total project spending estimates for the Company's Year 2000 project remain in line with previous estimates.

No serious issues have been identified by the assessments, and it is the Company's belief that there will not be any serious operational problems caused by the advent of the Year 2000 and that the Company has taken the necessary steps to resolve any Year 2000 issues. However, there can be no assurance that the Company will not experience unforeseen operational or information system failures or that any one or more such failures would not have a material adverse effect on the Company. Actual outcomes and results could be affected by future factors including, but not limited to, the availability of skilled personnel, the Company's ability to locate software problems, the response of critical suppliers and subcontractors and the ability and willingness of customers and suppliers to take timely action in response to Year 2000 issues.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such forward-looking statements include statements regarding expected dates for gold sales, reserve additions, projected quantities of future gold production, estimated reserves and recovery rates, anticipated production rates, costs and expenditures, prices realized by the Company and expected to be realized, expected future cash flows, anticipated financing needs, growth plans and sources of financing and repayment alternatives timing and results of the pending business combinations and anticipated effects of the advent of the Year 2000. Factors that could cause actual results to differ materially from such forward-looking statements include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile price of gold, the political and economic risks associated with foreign operations, cost overruns, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits and approvals, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, environmental risks, the results of financing efforts and financial market conditions and other Risk Factors on pages 11 to 15 of the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission, for a more detailed discussion of risks. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

1.      Commodity Price Risks

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

2.      Foreign Currency Exchange Risk

The Company conducts the majority of its operations in the U.S., Russia, and Chile. Currency fluctuations affect the cash flow that the Company realizes from its operations as gold is sold in U.S. dollars, while production costs are incurred in Russian rubles and U.S.

dollars. The Company's results are positively affected when the U.S. dollar strengthens against these foreign currencies and adversely affected when the U.S. dollar weakens against these foreign currencies. The Company's cash and equivalent balances are held in U.S. dollars. Holdings denominated in other currencies are relatively insignificant.

In the last half of 1998, the Russian ruble weakened against the U.S. dollar and the Company benefited primarily through lower Russian labour and material costs. In Russia, the temporal method is used to consolidate the financial results. The major currency-related exposure at any balance sheet date is on ruble-denominated cash balances and working capital. Because the Company's bullion inventory is denominated in U.S. dollars, there are no related foreign exchange risks. The Company believes its foreign exchange exposure on the balance of the Company's working capital items is nominal. Gold sales during 1998 were denominated 50% in U.S. dollars and 50% in rubles. The dollars received were used to service the U.S. dollar denominated debt and the foreign supplies inventory purchases, while the rubles received from the gold sales were used to pay local operating costs. The Company has and will continue to convert any excess rubles into U.S. dollars to repay U.S. denominated third party and inter-corporate debt obligations. Assuming estimated 1999 ruble payments of 350 million rubles at an exchange rate of 20 rubles to one U.S. dollar, each 2 rubles change to the U.S. dollar could result in an approximate $1.0 million change in the Company's pre-tax earnings.

In Chile, the currency measurement is the U.S. dollar as the majority of transactions are denominated in U.S. dollars. Local expenditures are recorded based on the prevailing exchange rate at the time and bullion settlement receivables are denominated in U.S. dollars. The vast majority of expenditures are denominated in U.S. dollars resulting in little peso-related exposure.

Interest Rate Risks

The Company has interest rate swaps to fix interest rates on a portion of its floating rate debt. The costs associated with these contracts are amortized to interest expense over the terms of the agreements. As at September 30, 1999, the Company carried $124.8 million of variable rate debt, all denominated in U.S. dollars. Interest expense would change by approximately $1.0 million for every one percent change in interest rates.


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


                                        KINAM GOLD INC.



                                        By   /s/ Brian W. Penny
                                            ------------------------------------
                                            Treasurer and Director
                                            (principal financial officer)



Dated: November 12, 1999