Form 10-K405
period 1999-12-31
KINAM GOLD INC
filed 2000-03-30
CIK 814577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

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

Registrant's telephone number, including area code: (801) 363-9152

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
 ----------------------------------------------     -----------------------------------------
  $3.75 Series B Convertible Preferred Stock,                 New York Stock Exchange
 $1.00 par value (1,840,000 shares outstanding
              at March 24, 2000).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    [X]   No    [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's information statement to be distributed in connection with the registrant's annual meeting of shareholders to be held during 2000 are incorporated by reference in Part III of this report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X ]

The aggregate market value of voting stock held by non-affiliates (consisting solely of Series B Convertible Preferred Shares), at the closing price of $27.375 on March 24, 2000 was approximately $50.4 million.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve risks and uncertainties. The reader is cautioned that the actual results of Kinam Gold Inc. will differ (and may differ materially) from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those factors discussed herein under "Items 1, and 2, Business and Properties - Risk Factors," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report generally.


                                     PART I

                     ITEMS 1 AND 2. BUSINESS AND PROPERTIES

Kinam Gold Inc. ("Kinam Gold" or the "Company") and its subsidiaries are engaged in the mining and processing of gold and silver ore and in the exploration for, and acquisition and development of, gold-bearing properties, principally in the Americas, Russia, and Chile. The Company's share of production from its operating properties totaled 723,012 ounces during 1999, and its share of proven and probable reserves, as of December 31, 1999, in all its properties totaled approximately 171 million tons of ore reserves with an average grade of 0.029 ounces of gold per ton, or 5.0 million contained ounces of gold. Except as otherwise expressly indicated in this report, all monetary amounts are expressed in United States dollars.

The Company was incorporated in Delaware in 1987 and reincorporated in 1995. On June 1, 1998, the Company completed a merger with Kinross Gold Corporation ("Kinross") providing for a combination of their businesses. Immediately following the effective time of the merger, the Company, as the surviving entity of the combination with Kinross, issued to Kinross 92.2 million shares of the Company's common stock (the "Common Stock"), representing all of the issued and outstanding common shares of the Company. Kinross subsequently transferred ownership of such shares to Kinross Gold U.S.A., Inc., a wholly-owned subsidiary of Kinross, which is currently the sole common shareholder of the Company. Prior to the merger, the Company was approximately 59% owned by Cyprus Amax Minerals Company ("Cyprus Amax"). On September 18, 1998, the Company adopted an amendment to change its name to Kinam Gold Inc.

The Company's operating properties consist of a 100% interest in the Fort Knox mine near Fairbanks, Alaska, a 54.7% interest in the Kubaka mine in the Magadan Oblast situated in Far East Russia and a 50% interest in the Refugio mine in Chile. The Company also owns the Hayden Hill mine in Lassen County, California, and a 90% interest in the Guanaco mine in Chile. Mining at Hayden Hill and Guanaco was completed during 1997 and residual leaching will continue during 2000 at both mines. In addition the Company owns the Haile property in Lancaster County, South Carolina: The Company also owns a 50% interest in the Sleeper mine in Humboldt County, Nevada, and the Wind Mountain mine in Washoe County, Nevada, which are in reclamation. During 1999, the Company acquired a 65% interest in the True North property located near the Fort Knox mine. Kinam holds its interest in each of these properties in accordance with industry standards. The locations of the Company's properties are shown on the map on page 3 and descriptions are set forth below. Data relating to the Company's domestic and foreign operations reportable segments, assets and export sales are included in
Note 12 to the Consolidated Financial Statements of the Company.

Unless otherwise indicated, reserves represent proven and probable reserves, and all reserve information is given as of December 31, 1999. Other mineralized material represents a mineralized body with established geology continuity that requires additional work to qualify as reserves. Except as otherwise noted, references to tons and ounces are to short tons of 2,000 pounds and to troy ounces of 31.103 grams, respectively. Production is defined as gold or silver produced in the form of dore plus any inventory in mill carbon circuits. Tons mined include removal of waste required to access ore. Total cash costs include all operating costs at the mine site, including overhead, proceeds taxes and royalties, credits for silver by-product and exclude reclamation costs.

All of the Company's operating properties are open pit mines. Except for mobile mining equipment leased by the Company at Fort Knox and Refugio, the Company owns its mining and processing equipment, which is maintained in good operating condition. Ore is processed by milling or heap leaching. Milling is the traditional process for recovering gold from ore. After ore is crushed, the gold and silver are concentrated and then smelted into dore, which is shipped to refiners for further processing. The milling process is typically used to achieve higher recovery from oxide and sulfide ores.

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



                                      [MAP]




FORT KNOX MINE

The Fort Knox mine is located in the Fairbanks Mining District, 15 air miles northeast of Fairbanks, Alaska.

Operations. Fort Knox achieved commercial production on March 1, 1997. Construction of the mine was completed at a capital cost of approximately $373 million, which included about $28 million in capitalized interest. The operation includes an open pit mine, a conventional 42,000 tons per day (15.3 million tons per year) mill and process plant, a tailings storage facility and a fresh water reservoir to supply process water. The process facilities are designed as a zero discharge system. Power is supplied by the public utility serving the area over a distribution line paid for by the Company. Access is provided by paved highway for 21 miles from Fairbanks and then for five miles by unpaved road. The mine and plant are designed to operate year-round and to produce approximately 300,000 to 500,000 ounces of gold per year, depending on the ore grade processed, with the higher grades expected during the early years. Following a comprehensive evaluation of the property using estimated future net cash flows, estimated recoverable ounces and an estimated future gold price of $300 per ounce, the Company recorded a $72.9 million dollar writedown of the Fort Knox Mine. In 1998, based on an estimated future gold price of $325 per ounce, the Company recorded a $140.3 million writedown. See Note 6 of the Consolidated Financial Statements for further discussion.

The following table presents operating data for the Fort Knox mine for the years ended December 31, 1999 and 1998 and for the period from the commencement of commercial production on March 1, 1997, through December 31, 1997.

                                 Fort Knox Mine

                                               1999            1998          1997(1)
                                            ----------      ----------     ----------
Tons mined                                  30,349,900      33,293,900     27,536,100
Tons of ore milled                          13,816,100      13,741,600     10,584,200
Average mill head grade (oz. per ton)             .028           0.029          0.034
Mill recovery rate (%)                              90              90             89

Ounces of gold produced                        345,219         359,973        320,522
Ounces of silver produced                       20,425          20,900         15,958

Cost per ounce of gold produced:
 Total cash costs                                 $197            $186           $170
 Reclamation                                         3               3              3
 Depreciation and depletion                        110             156            169
                                            ----------      ----------     ----------
   Total production costs                         $310            $345           $342
                                            ==========      ==========     ==========

(1) Reflects operating data for the period from the commencement of commercial production (March 1, 1997) through December 31, 1997.

Property Position. The Fort Knox claim block covers approximately 51,000 acres and consists of two state mining leases, approximately 1,600 state mining claims, 1,100 acres of patented federal mining claims, and two unpatented federal mining claims. The current reserve is located on approximately 1,300 acres of land held under a state mining lease that expires in 2014 and may be renewed for a period not to exceed 55 years. This lease is subject to a 3% royalty payable to the State of Alaska based on net income. Claims surrounding the current reserve are subject to the State of Alaska Mining License Tax ranging from 3% to 7% on all mining claims, a production royalty of 3% on the state mining claims, payable to the State of Alaska Mental Health Trust based on net income, and both a 1% net smelter return royalty and a 10% overriding net profits interest on certain of the patented federal mining claims. There were no royalties paid during 1999 and 1998.

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


                                 Fort Knox Mine
                        Proven and Probable Ore Reserves
                             As of December 31, 1999

                                        GOLD         GOLD
                           TONS      AVG. GRADE    CONTENT
                           (000)     (OZ./TON)    (000 OZ.)
                           -----     ---------    ---------
Mill ore                  123,308      0.024        2,968

(1) Reflects operating data for the period from the commencement of commercial production (March 1, 1997) through December 31, 1997.

The December 31, 1999 Fort Knox reserves were calculated by the Company. Reserves are calculated using a gold price of $300 per ounce and a gold cut-off grade of 0.013 ounces per ton. The Company estimates that mill recovery will continue to be approximately 90%. Proven and probable reserves decreased from reserves at December 31, 1998 by 777,000 ounces of which 372,000 were due to using a future gold price of $300 per ounce ($325 per ounce in 1998) and the balance were consumed by production.

In addition to proven and probable reserves, the Company has estimated the Fort Knox Mine has 71.5 million tons of mineralized material at an average grade of
0.023 ounces per ton.

The property position at the Fort Knox mine was enhanced by the acquisition of the nearby True North property during 1999. The Company acquired 65% of the True North property (located 11 miles northwest of the Fort Knox mill) on June 28, 1999 for $28.1 million in cash. In addition, the remaining 35% of the True North property and the Ryan Lode property were acquired by Kinross Gold USA, Inc., the parent company of Kinam Gold Inc. The Company intents to process the ore from these properties using the current facilities available at the Fort Knox operation. The Company believes the acquisition of the True North and Ryan Lode properties will allow Fort Knox to increase its annual production to approximately 500,000 ounces per annum. Permitting activities are proceeding according to plan, and production from these satellite deposits is expected in early 2001. Details of the True North property position, geology and ore reserves are as follows:

True North Property

Property Position. The True North property covers approximately 17,700 acres and consists of 65 federal claims, 410 state of Alaska mining claims and one state lease. The claims surrounding the current reserve are subject to a 3% to 7% State of Alaska Mining License Tax, after a three year exemption after production commences and the 3% production royalty payable to the State of Alaska based on net income. In addition the claims are subject to net smelter royalties of 3.5% to 5%, based on the gold price less any advanced royalties paid, payable to the claim owners. The property is located 11 miles northwest of the Fort Knox mill and is accessible by a gravel road which the Company intends to upgrade in order to ship ore to the Fort Knox mill.

Geology and Ore Reserves: The True North property is hosted by metamorphic rock of the Chatanika Terane, including quartz-mica schist, quartzite, eclogite, amphibolite, marble and argillite. Some units are graphitic. Gold occurs in nearly flat-lying to moderately dipping shear zones and along faulted contacts. These zones horsetail and are typically nine to fifteen meters thick. The three originally defined Hindenburg, Central and Shepard zones now all appear to be part of a single zone with a continuous strike length of roughly 5,000 feet. Average gold grades are 0.07 - 0.09 ounces of gold per ton, although higher grades in excess of 1 ounce per ton occur locally. The following table sets forth the proven and probable reserves for the True North property.

                               True North Property
                        Proven and Probable Ore Reserves
                             As of December 31, 1999

                                                    GOLD CONTENT
                                                  GOLD (000 OUNCES)
                                             ------------------------
                        TONS     AVG. GRADE             THE COMPANY'S
                       (000)     (OZ./TON)    TOTAL       65% SHARE
                       -----     ---------    -----       ---------
Mill ore               7,242       0.063       459           298

In addition to proven and probable reserves, the Company has estimated its 65% share of the True North Property mineralized material to be 5.8 million tons at an average grade of 0.072 ounces per ton.

Proven and probable reserves of the Ryan Lode property plus the balance of the True North property are 4.9 million tons at .076 ounces per ton containing 375,000 ounces of gold. In addition the Company has estimated its share of mineralized material of these properties to be 5.0 million tons at an average grade of 0.075 ounces per ton.

KUBAKA MINE

The Company indirectly owns a 54.7% interest in Omolon Gold Mining Company ("Omolon"), a Russian joint stock company, which owns and operates the Kubaka mine. Kubaka is located in the Russian Far East, approximately 200 miles south of the Arctic Circle and 600 miles northeast of the major port city of Magadan. Kinam Gold completed the acquisition of 50% of Kubaka from Cyprus Amax during May 1997. On December 16, 1998, the Company acquired an additional 3% of Omolon from a Russian partner in consideration for settling obligations of the Russian partner for $3.8 million. Repayment of the $3.8 million owing to the Company by the Russian partner will be made from the Russian partner's share of dividends from Omolon. The Russian partner has the right to reacquire the 3% interest in Omolon for approximately $7.5 million. On December 31, 1999 the Company acquired a further 1.7% of

Omolon for cash of $0.3 million. The remaining 45.3% interest in Omolon is owned by Russian parties See Notes 6 and 7 to the Consolidated Financial Statements for further information relating to the acquisition and financing of the mine.

Operations. Commercial production was achieved at Kubaka on June 1, 1997. Construction of the mine was completed at a total capital cost of approximately $242 million. This amount includes certain financing costs, working capital and about $14 million in capitalized interest. The operation consists of an open pit mine, a conventional 2,400 tons per day (approximately 880,000 tons per year) mill and process plant, a tailings storage facility and a reclaim water retention facility to supply process water. Power is supplied by on-site diesel generators. Facilities include a permanent camp with access from Magadan provided by fixed wing aircraft, helicopter and a winter road that is generally open from January through April. The Kubaka mine's remote location in the sub-Arctic region requires the Company to plan for operations in extreme cold and to provide all services and facilities on-site. The mine and plant are designed to produce approximately 400,000 to 450,000 ounces of gold per year, of which the Company's share is 54.7%.

The following table presents operating data for the Kubaka mine for the years ended December 31, 1999 and 1998 and for the period from the commencement of commercial production on June 1, 1997, through December 31, 1997.

                                   Kubaka Mine
                                 Operating Data
                              (Kinam Gold Share)(1)

                                             1999           1998              1997(2)
                                          ----------     ----------        ----------
Tons mined                                 5,533,100       5,901,40         3,288,700
Tons of ore milled                           466,000        356,300           186,100
Average mill head grade (oz. per ton)          0.547          0.716              .725
Mill recovery rate (%)                            98             98                97

Ounces of gold produced                      250,264        250,572           129,970
Ounces of silver produced                    249,218        253,434           127,090

Cost per ounce of gold produced
 Total cash costs                         $      140     $      157        $      175
 Reclamation                                       3              3                --
 Depreciation and depletion                      135            107               100
                                          ----------     ----------        ----------
Total production costs                    $      278     $      267        $      275
                                          ==========     ==========        ==========

(1) 53% in 1999 after acquisition of additional 3% in December, 1998, 50% for 1998 and 1997.
(2) Reflects operating data for the period from the commencement of commercial production (June 1, 1997) through December 31, 1997.

Property Position. Omolon holds the license from the Russian government to operate the Kubaka mine and to explore and develop the Evenskoye property, also in the Magadan region (the Kubaka License). The Kubaka License terminates in 2011, subject to extension of up to an additional two years, and limits the ownership of a foreign party (i.e. the Company) in Omolon to a maximum of 56 %. The Kubaka License establishes certain production requirements for Kubaka, requires the payment of a 4% royalty on the total value of gold extracted and requires Omolon to complete exploration activities, a feasibility study and its assessment of the reserves at Evenskoye prior to June 1999. This requirement was met.

Geology and Ore Reserves. The Kubaka ore deposit is an epithermal quartz-adularia vein system hosted by volcanic rocks and their sedimentary derivatives. Kubaka is older than, but otherwise very similar to, volcanic hosted epithermal gold deposits found in the North American Western Cordillera. The following table sets forth the proven and probable reserves for the Kubaka mine.

                                   Kubaka Mine
                        Proven and Probable Ore Reserves
                             As of December 31, 1999

                                                   GOLD CONTENT
                                                   GOLD (000 OZ.)
                                            ------------------------------
                        TONS    AVG. GRADE               THE COMPANY'S
                       (000)     (OZ./TON)    TOTAL       54.7% SHARE
                       -----     ---------    -----       -----------
Mill ore               3,190       0.368      1,174           643

The December 31, 1999 Kubaka reserves were calculated by the Company. Reserves are calculated using a gold price of $300 per ounce and a gold cut-off grade of
0.093 ounces per ton. Proven and probable reserves decreased by 219,000 ounces which was consumed by production. The Company estimates that mill recovery will continue to be approximately 98%

In addition to proven and probable reserves, the Company has estimated its share of other mineralized material to be 364,000 tons at an average grade of 0.44 ounces per ton.

REFUGIO MINE

The Company owns a 50% interest in the Refugio mine, located in the Maricunga Mining District in central Chile, approximately 75 miles east of Copiapo. The property, situated between 13,800 feet and 14,800 feet above sea level, is held by Compania Minera Maricunga ("CMM"), a Chilean contractual mining company indirectly owned 50% by the Company and 50% by Bema Gold Corporation ("Bema"), a publicly traded Company based in Vancouver, British Columbia.

Operations. The Refugio mine consists of an open pit mine and a three-stage crushing and heap leach operation capable of processing 39,000 tons of ore per day, or 13.0 million tons per year. The mine and plant are designed to produce an estimated 200,000 to 250,000 ounces of gold per year, of which Kinam's share is 50%. Production commenced in April 1996; however, start-up was delayed due to mechanical problems with the secondary and tertiary crushers and the collapse of fill underlying the fine ore storage bin. As a result, commercial production commenced on October 1, 1996. During the second and third quarters of 1997, abnormally severe winter weather resulted in the suspension of mining and crushing operations for nearly three months, which caused lower production and higher cash costs. During the third quarter of 1998, mechanical failures associated with the overland conveyance system resulted in lower production and abnormally higher cash costs. During the fourth quarter of 1999, lower production and higher cash costs were due to abnormal failures of the electrical generation plant. These necessary repairs were made and full production levels are expected to be achieved during 2000.

CMM changed from contract mining to self-mining in 1999 in order to lower mining costs and allow greater flexibility to adapt to changing conditions. In addition, three of four tertiary crushers were installed which are capable of producing a smaller crushed product which will increase production and lower total cash costs per ounce. Facilities include a permanent camp with access to the site from Copiapo provided by gravel road. Power is supplied by on-site diesel powered generators. Water extraction rights expected to be sufficient to supply the mine are owned by CMM. Following a comprehensive evaluation of the property using estimated future net cash flows, estimated recoverable ounces and an estimated future gold price of $300 per ounce the Company recorded a $10.1 million writedown. In 1998, based on an estimated future gold price of $325 per ounce, the Company recorded a writedown of $53.1 million. See Note 6 of the Consolidated Financial Statements for further discussion.

The following table presents operating data for the Refugio mine for the years indicated.

                                  Refugio Mine
                                 Operating Data
                             (Kinam Gold 50% Share)

                                                                          1999           1998           1997
                                                                       ----------     ----------     ----------
Tons                                                                   12,775,000     10,856,500      9,336,700
mined

Tons of ore to heap leach                                               4,925,300      4,541,200      4,491,900
Average grade to heap leach (oz. per ton)                                   0.029          0.027          0.030
Heap leach recovery rate (%)                                                   64             60             55

Ounces of gold produced                                                    89,713         80,526         73,543
Ounces of silver produced                                                  14,715         13,130         10,366

Cost per ounce of gold produced:
 Total cash costs                                                      $      273     $      318     $      341
 Reclamation                                                                    5              5              2
 Depreciation and depletion                                                    66            103             95
                                                                       ----------     ----------     ----------
   Total production costs                                              $      344     $      426     $      438
                                                                       ==========     ==========     ==========

Property Position. The Refugio property comprises approximately 14,500 acres, consisting of mineral rights, surface rights and water rights currently expected to be sufficient for the mine. The principal ore deposit is situated on mining claims that are owned by CMM. Essentially all of the mineral rights surrounding the claims are held by a joint venture formed by Bema and the former owner of the Refugio claims. CMM has agreements in place with this joint venture that will allow CMM to mine any extensions of its major ore deposits extending onto surrounding mineral rights and to use the surrounding areas for project needs. CMM owns or controls surface rights covering the known mineralization and the currently anticipated mining operation under two leases from the Chilean Army, which expire in 2001 and 2005 and may be extended for an additional ten years.

The Company, through its 50% ownership of CMM, is responsible for payment of a net smelter return to the former owners of the Refugio property that is expected to average two and 1 1/2% of total production from the currently defined ore reserves. An additional sliding scale net smelter return related to net profits and ranging from two and one-half to 5% is payable on the Company's share of any production in excess of current reserves.

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

                                  Refugio Mine
                           Proven and Probable Ore Reserves in the Verde Deposit
                             As of December 31, 1999

                                                                   GOLD CONTENT
                                                                   GOLD (000 OZ.)
                                                             --------------------------
                                   TONS        AVG. GRADE                 THE COMPANY'S
                                   (000)       (OZ./TON)       TOTAL        50% SHARE
                                   -----       ---------       -----        ---------
        Heap leach ore            82,186         0.026         2,168          1,084

The December 31, 1999 Refugio reserves were calculated by the Company. The reserves are confined to the Verde pit zone. The variable cut-off grades for pit design and reserve summary were based on a $300 per ounce gold price and costs and recoveries which vary by rock type and alteration. The Company currently expects the average ultimate recovery rate for the reserve to be approximately 66%.

In addition to proven and probable reserves, the Company has estimated its share of other mineralized material to be 154 million tons at an average grade of
0.021 ounces per ton.

HAYDEN HILL MINE

The Hayden Hill mine in Lassen County, California, is located approximately 120 miles northwest of Reno, Nevada.

Operations. The Hayden Hill operation is an open pit mine with two pits and heap leach pads. Access to the mine is provided by a county road that connects to a state highway. Power for operations is purchased from the local rural electric association. Water for mining and processing operations is provided by two wells located in close proximity to the mine. Potable water is supplied by truck. Mining was completed in late 1997 and residual leaching is expected to continue during 2000 as the inventory on the leach pad is drawn down. A large portion of the final reclamation work has been completed and reclamation work will continue in 2000.

The following table presents operating data for the Hayden Hill mine for the years indicated.

                                Hayden Hill Mine
                                 Operating Data

                                                 1999           1998           1997
                                              ----------     ----------     ----------
Tons mined                                            --             --      8,727,300
Tons of ore to heap leach                             --             --      6,194,700
Average grade to heap leach (oz. per ton)             --             --          0.031
Heap leach recovery rate (%)                          --             --             59

Ounces of gold produced                           15,842         39,688        112,202
Ounces of silver produced                         59,231        104,042        325,494

Cost per ounce of gold produced:
 Total cash costs                             $      177     $      101     $      186
 Reclamation                                          --            186             41
 Depreciation and depletion                           --             --             52
                                              ----------     ----------     ----------
   Total production costs                     $      177     $      287     $      279
                                              ==========     ==========     ==========

Property Position. The Company controls approximately 4,300 acres through ownership of federal patented and unpatented mining claims and fee lands, and a long-term lease of federal unpatented mining claims, which has an indefinite term. Approximately 75% of the production is subject to a gross receipts net smelter return royalty of 5%.

GUANACO MINE

The Company owns a 90% interest in and operates the Guanaco mine, located in the Guanaco Mining District in northern Chile, approximately 145 miles southeast of Antofagasta, Chile.

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

Mining was completed in July 1997. Recovery of gold will continue into 2000 as the inventory on the leach pad is drawn down. The Company is currently conducting an exploration program on site. A significant portion of the final reclamation work has been completed.

The following table presents operating data for the Guanaco mine for the years indicated.

                                  Guanaco Mine
                                 Operating Data

                                                  1999           1998           1997
                                              ----------     ----------     ----------
Tons mined                                            --             --      5,406,400

Tons of ore to heap leach                             --             --      2,883,400

Average grade to heap leach (oz. per ton)             --             --          0.059

Heap leach recovery rate (%)                          --             --             55

Ounces of gold produced                           21,974         32,766         93,594
Ounces of silver produced                         95,415        100,975        306,552

Cost per ounce of gold produced:
 Total cash costs                             $      189     $      162     $      229
 Reclamation                                          --             --             18
 Depreciation and depletion                           --             --            102
                                              ----------     ----------     ----------
   Total production costs                     $      189     $      162     $      349
                                              ==========     ==========     ==========

Property Position. The Guanaco property position consists of approximately 25,000 acres consisting of mineral claims leased from Empresa Nacional de Mineria (ENAMI), an entity of the Chilean government, and certain other mineral rights. Nearly all of the production was mined from land covered by the ENAMI lease, which expires in 2006 and may be extended by the Company for an additional five-year term thereafter. The lease is subject to royalties varying with the level of production, with the royalty on gold ranging from a 7% gross royalty to a 3% gross royalty plus a 2% net profits royalty; there is a gross royalty of 2% for all other metals. The property remains subject to a one and 1/10% net smelter return royalty to the minority owners for metals other than gold. In 1999, a lease modification and purchase option agreement was reached with ENAMI. These agreements provide for more latitude in the mining and management of the property as well as allowing for the eventual purchase of the property and the lowering of the royalty rates under predefined terms.

SLEEPER MINE

The Sleeper mine is located in Humboldt County, Nevada, approximately 28 miles north of Winnemucca.

The Sleeper mineral property holdings consist of approximately 2,000 acres of unpatented mining claims. The Company has entered into an agreement with a third party for further exploration of the Sleeper property. Currently, the third party has earned a 50% interest in the claims and during 1999 the Company entered into an agreement granting the same third party the right to earn the remaining 50% interest in the Sleeper mine. The third party exercised this right on February 29, 2000. The Company will continue to proceed with the reclamation of the property in the interim. The third party will fund reclamation activities and is actively pursuing the replacement of the closure bonds.

Operations. Operations at Sleeper were completed at the end of the third quarter of 1996. Reclamation activities will continue during 2000.

HAILE PROPERTY

At December 31, 1998, the Company owned a 62.5% venture interest in the Haile property in Lancaster County, South Carolina. The remaining 37.5% interest was owned by Kershaw Gold Company, Inc., a wholly-owned subsidiary of Piedmont Mining Company, Inc. ("Piedmont"). The Company was involved in a dispute with Piedmont regarding certain agreements but on March 23, 1999, the Company acquired Piedmont's 37.5% interest and settled all disputes between the Company and Piedmont. Following a comprehensive study of the Haile property the Company recorded a writedown of the $16.5 million previously capitalized. See Note 6 of the Consolidated Financial Statements for further discussion. Reclamation activities will continue in 2000 with the capping of the second and final leach pad and the reclamation of the Champion open pit.

Property Position. The Haile property covers approximately 1,400 acres and consists entirely of fee property that is either owned by the Company, leased from third parties under leases that can be extended or controlled by purchase agreements. The leased property is subject to a 4% net smelter return royalty.

Geology and Ore Reserves. Mineralization on the Haile property is generally hosted within silicified and pyritized fine grained metasedimentary rocks near the folded and faulted contact with overlying volcaniclastic and metavolcanic rocks. Current mineralization is contained in four separate deposits.

EXPLORATION

The Company's primary exploration objective continues to be the acquisition and evaluation of near-surface gold deposits that can be mined by open pit methods. The Company is continuing exploration activity on the Fort Knox and Refugio properties and in the area of the Guanaco mine. The Company increased its exploration activities in the Russian Federation following the acquisition of the Kubaka property. In connection with a reserve replenishment tax levied on Kubaka gold sales, the Company can offset certain exploration expenditures that are pre-approved by the Russian agency responsible for exploration in the Magadan region.

Exploration expenditures were $1.8 million in 1999, $3.9 million in 1998, and $5.5 million in 1997. Exploration expenditures for 2000 are expected to be approximately $2.0 million.

GOLD MARKET AND PRICES

Gold has two principal uses: product fabrication and bullion investment. Fabricated gold has a wide variety of end uses, including jewelry manufacture (the largest fabrication component), electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. The Company sells all of its refined gold to banks, bullion dealers, and refiners. The Company's sales to major customers that exceeded 10% of total sales were $137 million to four customers during 1999, $169 million to three customers in 1998 and $138 million to three customers in 1997. The Company believes that the loss of any of these customers would have no material adverse impact on the Company because of the active worldwide market for gold.

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

                       HIGH          LOW
                       ----          ---
 YEAR                 (DOLLARS PER OUNCE)
-----
1995                   395.40      372.20
1996                   414.70      368.00
1997                   365.70      282.80
1998                   314.50      275.60
1999                   327.50      253.20

Declines in the market price of gold and related precious metals also may render reserves containing relatively lower grades of mineralization uneconomic to exploit. The price used in estimating Kinam Gold's ore reserves at December 31, 1999 was $300 per ounce of gold. The market price was $290 per ounce of gold at December 31, 1999, which was below the price at which Kinam Gold has estimated its reserves. However, Kinam Gold has historically realized prices that are above the market price of gold as a result of the Company's hedging program where was initiated in 1988. If Kinam Gold were to determine that its reserves and future cash flows should be calculated at a significantly lower gold price, there would likely be a material reduction in the amount of gold reserves. In addition, if the price realized by Kinam Gold for its gold were to decline substantially below the price at which ore reserves were calculated for a sustained period of time, Kinam Gold potentially could experience material writedowns of its investment in its mining properties.

REFINING AND HEDGING ACTIVITIES

Refining arrangements are in place with third parties for the Company's production. Because of the availability of refiners other than those with whom such arrangements have been made, the Company believes that no adverse effect would result if any of these arrangements were terminated.

Historically, the Company employed a number of hedging techniques with the objective of mitigating the impact of downturns in the gold market and providing adequate cash flow for operations while maintaining significant upside potential in a market upswing. During 1999, 1998 and 1997 the Company's hedging efforts resulted in average realized prices of $289 per ounce, $344 per ounce and $360 per ounce, respectively, compared with the average COMEX price of $279 per ounce in 1999, $294 per ounce in 1998 and $331 per ounce in 1997. Subsequent to the merger with Kinross in 1998, the commodity derivative contract portfolio held by the Company prior to the merger was closed out. See Note 8 of the Consolidated Financial Statements for further discussion.

AGREEMENTS WITH KINROSS

On June 1, 1998, the Company completed a merger with Kinross providing for a combination of their businesses. In the merger, each outstanding share of the Company's Common Stock was converted into 0.8004 of a share of Kinross Common Stock. Kinross Merger Corporation, a wholly owned subsidiary of Kinross, was merged into the Company, which became a subsidiary of Kinross. In connection with the merger, the Company, as the surviving entity of the combination with Kinross Merger Corporation, issued to Kinross 92,213,928 shares of the Company's Common Stock, representing all of the issued and outstanding Common Stock after the merger. Kinross subsequently transferred ownership of such shares to Kinross Gold U.S.A. Inc., a wholly-owned subsidiary of Kinross, which is currently the sole common shareholder of the Company.

Pursuant to the merger in 1998, Kinross advanced $255.8 million to the Company for repayment of outstanding debt. $196.6 million of the advances were outstanding at December 31, 1998. In 1999, Kinross advanced an additional $16.6 million to the Company for the purchase of the assets related to the True North property in Alaska. $213.2 million of the advances were outstanding at December 31, 1999.

Kinross issued 23.4 million common shares to Cyprus Amax in exchange for $90.3 million of demand loan debt owed by Kinam to Cyprus Amax. The Company repaid $16.7 million of the demand loan to Kinross in 1999 leaving a balance of $73.6 million at December 31, 1999.

AGREEMENTS WITH CYPRUS AMAX

Kinam Gold has entered into the following agreements with Cyprus Amax:

Financing agreements with Cyprus Amax:

In May 1997, the Company completed a $71 million tax-exempt industrial revenue bond for construction of the solid waste disposal facility at the Ft. Knox Mine. Cyprus Amax has guaranteed the loan and the Company pays a one and 3/4% interest differential to Cyprus Amax. The Company has also agreed to reimburse Cyprus Amax for any payments made under the guaranties. Kinross has agreed to use all reasonable efforts to cause itself to be substituted for Cyprus Amax in the guaranties. See Note 7 to the Consolidated Financial Statements for further discussion of the terms of the loan.

EMPLOYEES

At December 31, 1999, the Company and its consolidated subsidiaries employed 1,222 persons. The hourly employees at the Guanaco mine are represented by the Sociedad Contractual Minera Guanaco labor union and are covered by a labor contract that expires at the end of May 2000. The hourly employees at Refugio are represented by the Sindicato de Trabajadores de Compania Minera Maricunga labor union and are covered by a labor contract that expires at the end of February 2001. None of the Company's employees in the United States are members of a labor union and the Company considers its employee relations to be good. The Company obtains certain administrative and other services from Kinross.

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

The operations of the Company are subject to the hazards and risks normally incident to exploration, development and production of gold, any of which could result in damage to life or property, environmental damage and possible legal liability for such damage. The activities of the Company may be subject to prolonged disruptions due to weather conditions depending on the location of operations in which the Company has interests. Hazards, such as unusual or unexpected formations, rock bursts, pressures, cave-ins, flooding or other conditions may be encountered in the drilling and removal of material. While the Company may obtain insurance against certain risks, the nature of these risks is such that liabilities could exceed policy limits or could be excluded from coverage. There are also risks against which the Company cannot insure or against which it may elect not to insure. The potential costs which could be associated with any liabilities not covered by insurance or in excess of insurance coverage or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting the future earnings and competitive position of the Company and, potentially, its financial position.

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

Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Environmental liability may also result from mining activities conducted by others prior to the Company's ownership of a property. To the extent the Company is subject to uninsured environmental liabilities, the payment of such liabilities would reduce funds otherwise available to the Company and could have a material adverse effect on the Company. Should the Company be unable to fund fully the cost of remedying an environmental problem, the Company might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy, which could have a material adverse effect on the Company.

Reserve Estimates

The figures for reserves presented herein are estimates, and no assurance can be given that the anticipated tonnages and grades will be achieved or that the indicated level of recovery will be realized. Market fluctuations in the price of gold may render ore reserves uneconomical and require the Company to take a writedown or to discontinue development or production. Moreover, short-term operating factors relating to the reserves, such as the need for orderly development of the ore body or the processing of new or different ore grades, may cause a mining operation to be unprofitable in any particular accounting period.

Proven and probable reserves at the Company's mines and development projects were calculated based upon a gold price of $300 per ounce of gold. Recently, gold prices have been below these levels. Prolonged declines in the market price of gold may render reserves containing relatively lower grades of gold mineralization uneconomic to exploit and could reduce materially the Company's reserves. Should such reductions occur, material writedowns of the Company's investment in mining properties or the discontinuation of development or production might be required, and there could be material delays in the development of new projects, increased net losses and reduced cash flow. Moreover, short-term operating factors relating to the reserves, such as the need for orderly development of the ore body or the processing of new or different ore grades, may cause a mining operation to be unprofitable in any particular accounting period.

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

Operations Outside of North America

The Company currently contracts mining operations and certain exploration and development activities in Russia and Chile. The Company believes that the governments of these countries support the development of their natural resources by foreign operators. There is no assurance that future political and economic conditions in these countries will not result in their governments adopting different policies respecting foreign development and ownership of mineral resources. Any such changes in policy may result in changes in laws affecting ownership of assets, taxation, rates of exchange, gold sales, environmental protection, labor relations, repatriation of income and return of capital, which may affect both the ability of the Company to undertake exploration and development activities in respect of future properties in the manner currently contemplated, as well as its ability to continue to explore, develop and operate those properties in respect of which it has obtained exploration, development and operating rights to date. The possibility that a future government of Russia may adopt substantially different policies, which might extend to expropriation of assets, cannot be ruled out.

Russian laws, licenses and permits have been in a state of change and new laws may have a retroactive effect. In addition, tax periods remain open to review by the tax authorities for six years.

Of particular significance in Russia is the right of Russian authorities to purchase gold produced from the Kubaka Mine, with payment 50% in U.S. dollars and 50% in Russian roubles at then current London gold prices. If expenses denominated in roubles are less than payments in roubles, the Company may be exposed to currency exchange risks and the risk that viable and adequate currency exchange mechanisms may not be available. In addition, although the Company has an agreement stating that any gold that the Russian authorities elect not to purchase may be exported from Russia and sold to third parties, and the Company has exported gold on several occasions, there can be no assurance that the Company will be able to export gold in the event Russian authorities elect not to purchase gold and do not honor the agreement to permit the Company to export gold. The Company currently has political risk insurance coverage from the U.S. Overseas Private Investment Corporation (OPIC) covering its investment in the Kubaka Mine. However, there is no guarantee that Kinross will continue to qualify for such insurance.

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

Title to Properties

The validity of mining claims which constitute most of the Company's property holdings in the United States, Russia and Chile, may, in certain cases, be uncertain and is subject to being contested. Although the Company has attempted to acquire satisfactory title to its properties, some risk exists that some titles, particularly titles to undeveloped properties, may be defective.

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


                            ITEM 3. LEGAL PROCEEDINGS

In August 1998, the U.S. Environmental Protection Agency served Kinam with a Unilateral Administrative Order ("UAO") as a Potentially Responsible Party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and Solid Waste Disposal Act ("SWDA"), requiring that Kinam, along with other PRPs, remove certain contaminated materials from the PRC Patterson Inc. site ("the Site") in Patterson, California. Kinam shipped waste oil to the Site from 1994 to 1996. Subsequent to that order Kinam joined with certain other PRPs to form the Patterson Environmental Response Trust, an entity which was created for the purpose of conducting the removal actions required by EPA. It is currently intended that all materials will be removed and disposed by the Trust by the end of the year 2000. Kinam's share in removal cost, nominally estimated at 5% of the total costs incurred, will ultimately be determined once confirmation of the actual barrels of used oil is completed. The Company does not anticipate that this matter will have a material effect on the Company's financial position or results of operations.

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

In March 1994, the U.S. Forest Service notified the Company that it considers the Company to be a PRP under CERCLA, jointly and severally liable with other PRP's for damages attributable to alleged releases of hazardous substances from the Siskon Mine, located in the Klamath National Forest in Siskiyou County, California. The Company conducted a limited exploration drilling program in the summer of 1991 on property at the Siskon mine site which the Company believes is not involved in the alleged releases. Based on facts currently known to management, the Company does not anticipate that this matter will have a material effect on the Company's financial condition or results of operations.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

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

The Series B Convertible Preferred Stock of the Company is listed on the New York Exchange (KPRB) and the number of stockholders of record as of March 24, 2000 was 79.

The following table sets forth for the periods indicated the high and the low sale prices per share of the Common Stock and Series B Convertible Preferred Stock as reported on the New York Stock Exchange Composite Tape and the dividends paid on such stock.

                      Stock Prices and Dividends Per Share

                                                                   SERIES B CONVERTIBLE
                                        COMMON STOCK                  PREFERRED STOCK
                                   ---------------------      ---------------------------------
 QUARTER                               HIGH       LOW       HIGH         LOW        DIVIDENDS
---------------                    ------------  -------  ---------   --------     ------------
1999
First                                       --        --   $36 5/16   $34            $.9375
Second                                      --        --    36 3/4     32 3/8         .9375
Third                                       --        --    35 1/2     30             .9375
Fourth                                      --        --    35 7/8     25 7/8         .9375

1998
First                                 $ 3 5/16    $2 1/8   $46 1/4    $35 3/4        $.9375
Second(1)                              31 3/16     3 1/16   49         43 5/8         .9375
Third                                       --        --    44 1/8     38 1/4         .9375
Fourth                                      --        --    43 1/2     35 1/2         .9375


(1) Reflects sales through May 31, 1998, the last date upon which the Common Stock was traded on the New York Stock Exchange.

                         ITEM 6. SELECTED FINANCIAL DATA

                        KINAM GOLD INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
               (IN MILLIONS EXCEPT PER SHARE AMOUNTS, PERCENTAGES,
               PRODUCTION AND SALES OUNCES AND AMOUNTS PER OUNCE)
                             YEARS ENDED DECEMBER 31

                                                                          1999         1998         1997         1996        1995
                                                                       --------     --------     --------     --------    --------
FOR THE YEAR:
  Revenues                                                             $  214.1     $  268.1     $  259.5     $  108.2    $   96.6
  Earnings (loss) from operations/(1)(2)                                 (101.5)      (173.8)         1.9        (42.9)      (19.7)
  Loss before cumulative effect of accounting changes, net/(1)(2)        (112.7)      (190.8)       (37.9)       (39.2)      (26.4)
  Loss before extraordinary item/(1)(2)                                  (112.7)      (190.8)       (33.4)       (39.2)      (26.4)
  Net loss/(1)(2)                                                        (112.7)      (202.3)       (33.4)       (39.2)      (26.4)

  Per common share
  Loss before cumulative effect of accounting changes, net/(1)(2)         (1.30)       (1.94)       (0.41)       (0.48)      (0.38)
  Loss before extraordinary item/(1)(2)                                   (1.30)       (1.94)       (0.37)       (0.48)      (0.38)
  Net basic and diluted loss/(1)(2)                                       (1.30)       (2.05)       (0.37)       (0.48)      (0.38)

  Weighted average common shares outstanding                               92.2        101.7        108.2         96.9        86.5
  Capital expenditures                                                     16.9         15.4         30.8        187.7       206.2
  Cash dividends to common shareholders                                      --           --           --           --          --
  Dividends declared per common share                                        --           --           --           --          --
  Cash dividends to preferred shareholders                                  6.9          6.9          6.9          6.9         6.9
  Dividends declared per preferred share                                   3.75         3.75         3.75         3.75        3.75

AT YEAR-END
  Current assets                                                           98.3        107.2        129.7         60.7        67.1
  Total assets                                                            463.9        602.0        870.6        762.2       613.0
  Current liabilities                                                     143.0        153.8        226.0        212.3        42.8
  Long-term debt                                                          110.6        123.0        345.7        272.6       238.2
  Note payable to parent                                                     --           --           --           --         5.0
  Shareholders' equity                                                    (47.5)        72.1        273.8        259.4       298.2
  Working capital (deficit)                                               (44.7)       (46.6)       (96.3)      (151.6)       24.3

KEY OPERATING FACTORS FOR THE YEAR:
  Total ounces of gold produced                                         723,012      763,525      729,831      268,331     238,255
  Total ounces of gold sold                                             741,087      778,559      720,889      262,975     238,094
  Average realized price per ounce sold                                $    289     $    344     $    360     $    412    $    406
  Average cost per ounce produced/(3):
    Total cash costs/(4)                                               $    186     $    185     $    198     $    255    $    313
    Reclamation costs                                                         3           13           10           16          13
    Depreciation, depletion and amortization                                108          119          123          110          91
                                                                       --------     --------     --------     --------    --------
  Total production costs per ounce                                     $    297     $    317     $    331     $    381    $    417
                                                                       ========     ========     ========     ========    ========

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

(2) In the fourth quarter of 1999, the Company recorded a $72.9 million pre-tax writedown of the Fort Knox mine, a $10.1 million pre-tax writedown of the Refugio mine and a $16.5 million pre-tax writedown of the Haile property. These special items increased the net loss by $99.5 million, or $1.08 per common share.

      In the fourth quarter of 1998, the Company recorded a $53.1 million pre-tax writedown of the Refugio Mine and a $140.3 million pre-tax writedown of the Fort Knox Mine. In the second quarter of 1998, the Company recorded an $11.5 million dollar loss on the early extinguishment of debt. These special items increased the net loss by $204.9 million, or $2.01 per common share.

      In the fourth quarter of 1996, the Company recorded a $35.5 million pre-tax writedown of the Guanaco mine and an unrelated $10 million deferred tax benefit. These special items increased the net loss by $25.5 million, or $.26 per common share.

(3)   Average costs weighted by ounces of gold produced at each mine.

(4) Effective January 1, 1996, the Company adopted the Gold Production Cost Standard developed by the Gold Institute in order to facilitate comparisons among companies in the gold industry. Cash production costs reported in prior periods have been restated as cash operating costs and total cash costs in accordance with the new standard. Cash operating costs calculated under the new standard include all operating costs (including overhead) at the mine sites, but exclude royalties, production taxes and reclamation. Total cash costs include royalties and production taxes, but exclude reclamation. Total production costs remain unchanged and include reclamation and depreciation, depletion and amortization. Total cash costs in 1996 exclude the impact of the write- down of heap leach inventories at Guanaco.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported a 1999 net loss of $112.7 million, or $1.30 per share after preferred dividends, on revenues of $214.1 million, compared with a 1998 net loss of $202.3 million, or $2.05 per share after preferred dividends, on revenues of $268.1 million and a 1997 net loss of $33.4 million, or $0.37 per share after preferred dividends, on revenues of $259.5 million. The 1999 results included a $10.1 million writedown of the Refugio mine, a $72.9 million writedown of the Fort Knox mine and a $16.5 million writedown of the Haile property. The 1998 results included a $53.1 million writedown of the Refugio Mine, a $140.3 million writedown of the Fort Knox Mine and an $11.5 million loss on the early extinguishment of debt. The 1997 results included a $4.5 million benefit for a first quarter inventory accounting change. Excluding special items, the 1999 net loss would be $13.2 million or $0.22 per share after preferred dividends, compared with 1998 net income of $2.6 million, or a loss of $0.04 per share after preferred dividends and a 1997 net loss of $37.9 million, or $0.41 per share after preferred dividends. See Note 5 to the Consolidated Financial Statements for further discussion of the changes in accounting policies during the first quarter of 1997. See Note 6 to the Consolidated Financial Statements for further discussion of the writedowns.

The Company's operating loss (excluding the writedown of mineral properties) was $2.0 million for 1999 compared with 1998 operating income of $19.6 million and 1997 operating income of $1.9 million, excluding special items and writedowns. The operating income decrease was attributable to lower realized gold prices, partially offset by lower depreciation rates due to the 1998 writedown.

Revenues decreased to $214.1 million in 1999, compared with $268.1 million in 1998 and $259.5 million in 1997. The decrease was a result of lower gold sales of 741,087 ounces in 1999 compared with 778,559 ounces in 1998 and 720,889 ounces in 1997. In addition, the average realized price for gold was $289 per ounce compared with $344 in 1998 and $360 in 1997. These realized prices compare with average spot gold prices of $279 per ounce in 1999, $294 in 1998 and $331 in 1997. The Company's average realized price exceeded the average spot price in each year due to the positive impact of hedging activities.

Gold production in 1999 was 723,012 ounces compared with 763,525 ounces in 1998 and 729,831 ounces in 1997. Fort Knox production was 345,219 ounces compared with 359,973 in 1998. Commercial production at Fort Knox was achieved March 1, 1997, resulting in production of 320,522 ounces in 1997. The Company's 53% share of Kubaka production was 250,264 ounces compard with 250,072 in 1998 when the Company's share was 50%. Commercial production at Kubaka was achieved June 1, 1997, resulting in production of 129,970 ounces in 1997. The Company's 50% share of 1999 production at Refugio was 89,713 ounces compared with 80,526 in 1998 and 73,543 in 1997. Mining was completed at Guanaco during July 1997, which resulted in the decrease in production to 21,974 ounces in 1999 compared with 32,766 ounces in 1998 and 93,594 ounces in 1997 as residual leaching continued. Hayden Hill completed mining in December 1997 and production declined to 15,842 ounces in 1999 compared with 39,688 ounces in 1998 and 112,202 in 1997 as residual leaching continued. During 2000, consolidated production is expected to be approximately 725,000 ounces.

The Company's cost of sales as a percentage of revenue increased to 66% in 1999, compared with 59% in 1998 and 61% in 1997, reflecting lower average realized gold prices. Consolidated total cash costs of $186 per ounce in 1999 compared with $185 per ounce in 1998 and $198 per ounce in 1997. Fort Knox total cash costs were $197 per ounce in 1999 compared with $186 per ounce in 1998 and $170 per ounce in 1997 as a result of lower grades and extremely cold weather in the first quarter of 1999, which resulted in a 30% reduction in gold production. As a result of higher mill throughput, Kubaka's 1999 total cash costs decreased to $140 per ounce compared with $157 in 1998 and $175 in 1997. Refugio's 1999 total cash costs of $273 per ounce, compared with $318 in 1998 and $341 in 1997, were lower primarily due to the installation of the tertiary crushers and the commencement of self-mining. Total cash costs increased at both Guanaco and Hayden Hill during 1999 as residual leaching continued. Total cash costs at Guanaco were $189 compared with $162 in 1998 and $229 in 1997 and at Hayden Hill were $177 compared with $101 in 1998 and $186 in 1997.

Depreciation and depletion expense fell to $77.8 million in 1999 compared with $91.1 million in 1998 and $88.4 million in 1997 and the consolidated rate per ounce decreased to $108 compared with $119 in 1998 and $123 in 1997 primarily as a result of the 1998 writedowns. Reducing the gold price used to calculate ore reserves to $300 per ounce at December 31, 1999 from $325 per ounce at December 31, 1998 did not have a significant impact on Kubaka or Refugio reserves but reserves at Fort Knox decreased by approximately 417,000 contained ounces. The consolidated depreciation and depletion rate for the Company is expected to decrease in 2000 due to the 1999 writedowns, as more fully described in Note 6, of the consolidated financial statements.

General and administrative income was $4.5 million in 1999 compared with $3.7 million in 1998 and expense of $6.4 million in 1997. The income increase in 1999 was primarily due to the Company earning a management fee when it became operator of the Refugio mine during the year. Management fees earned at both Refugio and Kubaka are recorded as an offset to normal general and administrative expenses. In 1999 and 1998, general and administrative income included a full year of management fees earned for operating the Kubaka project. The 1997 expense was further reduced in 1998 on the reduction of corporate staff subsequent to the Kinross merger.

Exploration expense was $1.8 million in 1999, compared with $3.9 million in 1998 and $5.5 million in 1997.

Interest expense in 1999 was $10.0 million, compared with $23.4 million in 1998 and $42.5 million in 1997. The decrease in 1999 was attributable to lower average debt balances as a result of debt repaid subsequent to the Kinross merger and the absence of an interest charge on the demand loan made to the Company by Kinross. In 1999 and 1998, no interest was capitalized, compared with $4.2 million in 1997. Interest income was $1.5 million in 1999, compared with $1.6 million in 1998 and $1.9 million in 1997.

Other income was $0.2 million in 1999, compared with income of $5.3 million in 1998 and expense of $3.0 million in 1997. Other income in 1998 was due primarily to a $6.7 million gain on the sale of foreign tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company's 1999 cash flow provided from operating activities of $72.1 million compares with $109.8 million in 1998 and $68.0 million in 1997. The decrease in 1999 was due to lower gold prices and the fact that 1998 results included the close-out of the Company's hedge position for $45.9 million. Due to low gold prices, the Company is continuing its policy of tightened spending in all areas in order to conserve cash.

Capital expenditures increased slightly to $16.9 million in 1999 from $15.4 million in 1998 but were reduced substantially from $30.8 million in 1997 as only sustaining capital projects were undertaken due to low gold prices. Capital spending at Fort Knox was $7.8 million in 1999 including preliminary development of the True North property, compared with $12.3 million in 1998 and $14 million in 1997, excluding capitalized interest. In 1999, Kubaka capital spending totaled $1.1 compared with $0.7 million in 1998. The

Kubaka acquisition was completed in May 1997, and capital spending following the purchase, excluding capitalized interest, was about $12 million. At Refugio, capital spending totaled $8.0 million in 1999, primarily for three tertiary crushers and mobile fleet additions compared with $2.4 million in 1998 and $2.5 million in 1997, excluding capitalized interest.

During 1999, the Company acquired 65% of the True North property for $28.1 million, the remaining 37.5% interest in the Haile property for $2.0 million and a further 1.7% of Omolon for $0.3 million.

During 1999, the Company received an additional $16.6 million advance from Kinross to complete the acquisition of the True North property. In addition Kubaka borrowed $1.8 million on subordinated working capital debt and Refugio entered into $5.2 million of capital leases for new mining equipment. The Company repaid $16.7 on the demand loan from Kinross. The balance of repayments in the year included $14.4 million of Kubaka debt and lease payments of $4.8 million. All repayments were from cash flow provided from operating activities. See Note 7 to the Consolidated Financial Statements for further discussion of long-term debt.

During 2000, the Company expects to generate sufficient cash flow from operating activities for general corporate purposes, capital expenditures and debt and interest payments.

YEAR 2000

The change to Year 2000 has occurred, without any interruption in production, power or the supply of materials and consumables to the Company's various operating locations throughout the world. Although it is not possible to conclude that all aspects of the Year 2000 issue have been fully resolved, nothing has come to the Company's attention nor is anything anticipated that would materially affect the results of operations and cash flows in 2000.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Commodity Price Risks

The Company's revenues are derived primarily from the sale of gold production. The Company's net income can vary significantly with fluctuations in the market prices of gold. At various times, in response to market conditions, the Company has entered into gold forward sales contracts for some portion of expected future production to mitigate the risk of adverse price fluctuations. The significant decline in spot gold prices in 1998 increased the value of the Company's forward sales contracts. The Company closed out these contracts in 1998 for $45.9 million in cash. At December 31, 1999 the Company had no gold forward sales contracts. Based on the Company's projected 2000 sales volumes, each $10 per ounce change in the average realized price on gold sales would have an approximate $7.25 million impact on revenues and pre-tax earnings. For further details of the remaining deferred revenue and the period it will be recorded in revenue see Note 8 of the Consolidated Financial Statements.

Foreign Currency Exchange Risk

The Company conducts the majority of its operations in the U.S., Russia, and Chile. Currency fluctuations affect the cash flow that the Company will realize from its operations as gold is sold in U.S. dollars, while production costs are incurred in Russian rubles, Chilean pesos and U.S. dollars. The Company's results are positively affected when the U.S. dollar strengthens against these foreign currencies and adversely affected when the U.S. dollar weakens against these foreign currencies. The Company's cash and cash equivalent balances are held in U.S. dollars. Holdings denominated in other currencies are relatively insignificant.

In the last half of 1998, the Russian ruble weakened against the U.S. dollar and the Company benefited primarily through lower Russian labour and materials costs. The temporal method is used to consolidate the results of operations in Russia. The major currency -related exposure at any balance sheet date is on ruble denominated cash balances and working capital. Because the bullion inventory is denominated in U.S. dollars, there are no related foreign exchange risks. The foreign exchange exposure on the balance of the working capital items is nominal. Gold sales during 1999 were primarily denominated 50% in U.S. dollars and 50% in rubles. The U.S. dollars received are used to service the U.S. dollar denominated debt and the foreign supplies inventory purchases, while the rubles received from the gold sales are used to pay local operating costs. The Company has and will continue to convert any excess rubles into U.S. dollars to repay U.S. denominated third party and inter-corporate debt obligations. Assuming estimated 2000 ruble payments of 880 million rubles at an exchange rate of 30 rubles to one U.S. dollar, each 2 ruble change to the U.S. dollar could result in an approximate $1.8 million change in the Company's pre-tax earnings.

In Chile, the currency of measurement is the U.S. dollar as the majority of transactions are denominated in U.S. dollars. Local expenditures are recorded based on the prevailing exchange rate at the time and bullion settlement receivables are denominated in U.S. dollars. Assuming the Company's share of estimated 2000 peso payments of 3.2 billion pesos at an exchange rate of 515 pesos to one U.S. dollar, each 15 pesos change to the U.S. dollar could result in an approximately $0.2 million change in the Company's pre-tax earnings.

Interest Rate Risk

As at December 31, 1998, the Company had interest rate swaps to fix interest rates on a portion of its floating rate debt. The costs associated with these contracts were amortized to interest expense over the terms of the agreements. For details on the interest rate swap agreements outstanding as at December 31, 1998, see Note 8 to the Consolidated Financial Statements. There are no outstanding interest rate swaps at December 31, 1999.

As at December 31, 1999, the Company had $117.7 million (1998 - $128.9 million) of variable rate debt, all denominated in U.S. dollars. Interest expense would change by approximately $1.2 million for every 1% change in interest rates.

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


                                       Arthur H. Ditto

                                       Brian W. Penny

                                       Bob Schafer

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Kinam Gold Inc.

We have audited the accompanying consolidated balance sheets of Kinam Gold Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Omolon Gold Mining Company, a 54.7% owned subsidiary, which statements reflect total assets and revenues constituting 25% and 34%, respectively, for 1999, and 27% and 33% respectively, for 1998 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Omolon Gold Mining Company, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits of the 1999 and 1998 financial statements also included an examination of the segmented information for 1997 presented in Note 12 of the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kinam Gold Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
Toronto, Ontario
March 24, 2000

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Omolon Gold Mining Company

In our opinion, the accompanying balance sheets and the related statements of operations, cash flows and changes in shareholders' equity present fairly, in all material respects, the financial position of Omolon Gold Mining Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 11 to the financial statements, the Company changed its method of revenue recognition in 1998.

As discussed in Note 12 to the financial statements, the operations of the Company, and those of similar enterprises operating in the Russian Federation, have been affected, and may continue to be affected for the foreseeable future, by the continuing regulatory, political and economic uncertainties existing for enterprises operating in the Russian Federation.


/s/ PricewaterhouseCoopers

Moscow, Russia
March 1, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
   Shareholders of Kinam Gold Inc. (formerly Amax Gold Inc.)


In our opinion, the accompanying consolidated statements of operations, of shareholders' equity and of cash flows for the year ended December 31, 1997 present fairly, in all material respects, the results of operations and cash flows of Kinam Gold Inc. (formerly Amax Gold Inc.) for the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for inventory in 1997.




PricewaterhouseCoopers LLP
Denver, Colorado
February 9, 1998

                        KINAM GOLD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the years ended December 31
                 (Dollars in millions except per share amounts)

                                                                                  1999            1998            1997
                                                                                ---------       ---------       ---------
Revenues                                                                        $  214.1        $  268.1        $  259.5
                                                                                ---------       ---------       ---------

Costs and operating expenses
    Cost of sales                                                                  141.0           157.2           157.3
    Depreciation and depletion                                                      77.8            91.1            88.4
    Writedown of mineral properties                                                 99.5           193.4              --
    General and administrative                                                      (4.5)           (3.7)            6.4
    Exploration                                                                      1.8             3.9             5.5
                                                                                ---------       ---------       ---------
        Total costs and operating expenses                                         315.6           441.9           257.6
                                                                                ---------       ---------       ---------

Income (loss) from operations                                                     (101.5)         (173.8)            1.9

Interest expense                                                                   (10.0)          (23.4)          (42.5)
Capitalized interest                                                                  --              --             4.2
Interest income                                                                      1.5             1.6             1.9
Other                                                                                0.2             5.3            (3.0)
                                                                                ---------       ---------       ---------

Loss before income taxes and cumulative effect of accounting change               (109.8)         (190.3)          (37.5)

Income tax expense                                                                  (2.9)           (0.5)           (0.4)
                                                                                ---------       ---------       ---------

Loss before cumulative effect of accounting change                                (112.7)         (190.8)          (37.9)

Cumulative effect of accounting change                                                --              --             4.5
                                                                                ---------       ---------       ---------
Net loss before extraordinary item                                                (112.7)         (190.8)          (33.4)

Extraordinary item - loss on early extinguishment of debt                             --           (11.5)             --
                                                                                ---------       ---------       ---------

Net loss                                                                          (112.7)         (202.3)          (33.4)

Preferred stock dividends                                                           (6.9)           (6.9)           (6.9)
                                                                                ---------       ---------       ---------
Loss attributable to common shares                                              $ (119.6)       $ (209.2)       $  (40.3)
                                                                                =========       =========       =========
Per common share:
Loss before cumulative effect of accounting change and extraordinary item       $  (1.30)       $  (1.94)       $  (0.41)
Cumulative effect of accounting change                                                --              --            0.04
                                                                                ---------       ---------       ---------
Loss before extraordinary item                                                     (1.30)          (1.94)          (0.37)
Extraordinary item                                                                    --           (0.11)             --
                                                                                ---------       ---------       ---------
Net basic and diluted loss                                                      $  (1.30)       $  (2.05)       $  (0.37)
                                                                                =========       =========       =========
Weighted average common shares outstanding (in millions)                            92.2           101.7           108.2

         The accompanying notes are an integral part of these statements

                        KINAM GOLD INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                As at December 31
                 (Dollars in millions except per share amounts)

                                                                                     1999           1998
                                                                                   -------        -------
ASSETS
    Current
        Cash and cash equivalents                                                  $  25.1        $  18.5
        Restricted cash                                                                 --            0.5
        Inventories (Note 5)                                                          49.2           52.5
        Receivables                                                                   21.8           33.7
        Other                                                                          2.2            2.0
                                                                                   -------        -------
           Current assets                                                             98.3          107.2

    Property, plant and equipment, net (Note 6)                                      351.0          480.0
    Other                                                                             14.6           14.8
                                                                                   -------        -------

                                                                                   $ 463.9        $ 602.0
                                                                                   =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
    Current
        Demand loan (Note 3)                                                       $  73.6        $  90.3
        Current maturities of long-term debt (Note 7)                                 25.3           23.7
        Accounts payable, trade                                                       22.7           18.4
        Accrued and other current liabilities                                         15.2           18.8
        Reclamation reserve, current portion                                           6.2            2.6
                                                                                   -------        -------
           Current liabilities                                                       143.0          153.8
    Advance from parent (Note 3)                                                     213.2          196.6
    Long-term debt (Note 7)                                                          110.6          123.0
    Reclamation reserve, non-current portion                                          24.6           28.8
    Other                                                                             20.0           27.7
                                                                                   -------        -------
                                                                                     511.4          529.9
                                                                                   -------        -------

    Commitments and contingencies (Notes 8 and 13)
    Shareholders' equity (capital deficiency):
        Preferred stock, par value $1.00 per share, authorized 10,000,000 shares, 2,000,000 shares designated as $2.25 Series A Convertible
           Preferred Stock, no shares issued and outstanding: and 1,840,000 shares designated as $3.75 Series B Convertible Preferred Stock,
           issued and outstanding 1,840,000 shares (Note 10)                           1.8            1.8
        Common stock, par value $.01 per share, authorized 200,000,000 shares, issued and outstanding 92,213,928 shares in 1999 and
           1998 (Note 11)                                                              0.9            0.9
        Paid-in capital                                                              409.4          409.4
        Accumulated deficit                                                         (459.6)        (340.0)
                                                                                   -------        -------
           Total shareholders' equity (capital deficiency)                           (47.5)          72.1
                                                                                   -------        -------

                                                                                   $ 463.9        $ 602.0
                                                                                   =======        =======

         The accompanying notes are an integral part of these statements

                        KINAM GOLD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the years ended December 31
                   (Dollars in millions except share amounts)

                                                                                     1999           1998           1997
                                                                                   -------        -------        -------
Cash flows from operating activities
    Net loss                                                                       $(112.7)       $(202.3)       $ (33.4)
    Adjustments to reconcile net loss to cash flow provided from operations:
        Depreciation and depletion                                                    77.8           91.1           88.4
        Writedown of mineral properties                                               99.5          193.4             --
        Increase (decrease) in reclamation reserve                                    (0.7)           9.5            6.1
        Cumulative effect of accounting change                                          --             --           (4.5)
        Amortization of financing cost*                                                0.6            2.1            5.8
        Extraordinary loss                                                              --           11.5             --
        Increase in deferred taxes                                                      --             --            0.4
        Deferred revenue realized                                                     (8.2)         (27.4)            --
        Deferred hedging costs                                                          --             --            9.8
        Other, net                                                                     2.1           (1.6)           6.4
                                                                                   -------        -------        -------
Cash flow provided from operations                                                    58.4           76.3           79.0

    Deferred revenue - hedging gains                                                    --           45.9             --
    Decrease (increase) in working capital, net of businesses acquired
        Receivables                                                                   11.3           (3.7)          (8.5)
        Inventories                                                                    2.2            5.7            5.9
        Other assets                                                                  (0.2)           8.6            5.7
        Accounts payable, trade                                                       (3.6)          (6.9)         (24.4)
        Accrued and other current liabilities                                          4.0          (16.1)          10.3
                                                                                   -------        -------        -------
Cash flow provided from operating activities                                          72.1          109.8           68.0
                                                                                   -------        -------        -------
Investing:
    Capital expenditures                                                             (16.9)         (15.4)         (30.8)
    Merger costs                                                                        --          (14.8)            --
    Business acquisitions                                                            (30.4)          (3.8)            --
    Capitalized interest                                                                --             --           (4.2)
    Decrease (increase) in restricted cash                                             0.5            3.0           (3.5)
                                                                                   -------        -------        -------
Cash flow used in investing activities                                               (46.8)         (31.0)         (38.5)
                                                                                   -------        -------        -------
Financing:
    Proceeds from financings                                                          23.6          272.8          160.5
    Repayments of financings                                                         (35.9)        (342.9)        (181.5)
    Cash acquired in connection with purchase of Kubaka investment                     0.5            0.7            7.0
    Deferred financing costs                                                            --             --           (3.7)
    Preferred dividends paid                                                          (6.9)          (6.9)          (6.9)
                                                                                   -------        -------        -------
Cash flow used in financing activities                                               (18.7)         (76.3)         (24.6)
                                                                                   -------        -------        -------

Net increase in cash and cash equivalents                                              6.6            2.5            4.9
Cash and cash equivalents at January 1                                                18.5           16.0           11.1
                                                                                   -------        -------        -------
Cash and cash equivalents at December 31                                           $  25.1        $  18.5        $  16.0
                                                                                   =======        =======        =======
Non-cash transactions:
Issuance of common stock for purchase of Kubaka, net of cash acquired:
    Working capital other than cash                                                $    --        $    --        $ (10.3)
    Mineral properties, plant and equipment                                             --             --         (114.2)
    Debt                                                                                --             --           79.5
                                                                                   -------        -------        -------
                                                                                   $    --        $    --        $ (45.0)
                                                                                   =======        =======        =======

         The accompanying notes are an integral part of these statements

* During the fourth quarter of 1996, the Company issued $15.2 million in stock to Cyprus Amax in payment of $5.2 million in interest and a $10 million guaranty and financing fee. The guaranty and financing fee was recorded as unearned equity and $3.9 million had been amortized through May 31, 1998. In June 1998, upon repayment of debt, the balance of $6.1 million was expensed as part of the $11.5 extraordinary loss on early extinguishment of debt.

   Cash paid for interest (including interest capitalized) was $9.9 million, $28.9 million and $35.0 million in 1999, 1998 and 1997, respectively. Cash paid for income taxes was $2.9 million in 1999. There were no income taxes paid during 1998 or 1997.


                        KINAM GOLD INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                         For the years ended December 31
                                  (In millions)

                                       PREFERRED STOCK         COMMON STOCK
                                       ----------------     ------------------    PAID-IN      ACCUMULATED    UNEARNED
                                       SHARES   AMOUNT      SHARES      AMOUNT     CAPITAL       DEFICIT       EQUITY
                                       ------   ------      ------      ------     -------       -------       ------
Balance at December 31, 1996             1.8    $  1.8       99.3       $  1.0      $355.7       $(90.5)       $ (8.6)

Net loss                                  --        --         --           --          --        (33.4)           --
Issuance of common shares
  Employee and Director plans             --        --        0.2           --         1.0           --            --
  Kubaka acquisition                      --        --       15.4          0.1        51.9           --            --
Amortization of financing costs           --        --         --           --          --           --           1.7
Preferred stock dividends                 --        --         --           --          --         (6.9)           --
                                       ------   ------     ------       ------     -------      -------        ------
Balance at December 31, 1997             1.8       1.8      114.9          1.1       408.6       (130.8)         (6.9)

Net loss                                  --        --         --           --          --       (202.3)           --
Issuance of common shares
  Employee and Director plans             --        --        0.3           --         0.8           --            --
  Kinross merger                          --        --      (23.0)        (0.2)         --           --            --
Amortization of financing costs           --        --         --           --          --           --           0.8
Early extinguishment of debt              --        --         --           --          --           --           6.1
Preferred stock dividends                 --        --         --           --          --         (6.9)           --
                                       ------   ------     ------       ------     -------      -------        ------
Balance at December 31, 1998             1.8       1.8       92.2          0.9       409.4       (340.0)           --

Net loss                                  --        --         --           --          --       (112.7)           --
Preferred stock dividends                 --        --         --           --          --         (6.9)           --
                                       ------   ------     ------       ------     -------      -------        ------
Balance at December 31, 1999             1.8    $  1.8       92.2       $  0.9      $409.4       $(459.6)      $   --
                                       ======   ======      ======      ======     =======       =======       ======

         The accompanying notes are an integral part of these statements

                        KINAM GOLD INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in millions unless otherwise indicated and
                 except per share amounts and amounts per ounce)

1. NATURE OF OPERATIONS

Kinam Gold Inc. (the "Company") and its subsidiaries are engaged in the mining and processing of gold and silver ore and the exploration for, and acquisition of, gold-bearing properties, principally in the Americas, Russia, and Chile. The Company's primary products are gold and silver produced in the form of dore and then shipped to refiners for final processing. The Company is currently 100% owned by Kinross Gold U.S.A., Inc., a wholly owned subsidiary of Kinross Gold Company ("Kinross").

The Company produces gold and silver using both the traditional milling process and heap leaching. All of the Company's operating properties are open pit mines. The Company's operating properties consist of a 100% interest in the Fort Knox mine near Fairbanks, Alaska; a 54.7% interest in Omolon Gold Company, which owns and operates the Kubaka mine in the Russian Federation; and a 50% interest in the Refugio mine in Chile. The Company owns the Hayden Hill mine in Lassen County, California, and a 90% interest in the Guanaco mine in Chile. Mining was completed at Hayden Hill and Guanaco during 1997 and residual leaching will continue during 2000 at both mines. In addition, the Company owns the Haile property in Lancaster County, South Carolina, a 50% interest in the Sleeper mine in Humboldt County, Nevada, and the Wind Mountain mine in Washoe County, Nevada, all of which are in reclamation. During 1999, the Company acquired a 65% interest in the True North Property located near the Fort Knox mine.

In the milling process, ore is crushed and the gold and silver are concentrated and then smelted into dore, which is shipped to refiners for further processing. In the heap leach process, crushed and/or run-of-mine ore is loaded onto leach pads. The ore is irrigated with a weak cyanide solution that penetrates the ore, dissolving the gold and silver. The pregnant solution is collected and pumped through activated carbon or a Merrill Crowe zinc precipitation plant to remove the metals from the solution. After the gold and silver is stripped from the carbon or processed from the zinc precipitate, it is smelted into dore, which is shipped to refiners for further processing.

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

EARNINGS PER SHARE

Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", was issued in February 1997. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. For the years ended December 31, 1999, 1998 and 1997, basic and diluted loss per share were the same as primary earnings per share. Outstanding Company stock options were not considered in the diluted earnings per share calculation as these were antidilutive.

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

The Company follows Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. The impairment is measured based on an estimate of future discounted cash flows. See Note 6 for discussion of the writedowns of the Fort Knox and Refugio mines recorded in the fourth quarters of 1999 and 1998 and the Haile property in 1999.

EXPLORATION

Exploration expenditures are charged against earnings in the period incurred.

FOREIGN CURRENCY TRANSLATION

The U.S. dollar is the functional currency of all of the Company's foreign subsidiaries. The financial statements of foreign subsidiaries are remeasured in U.S. dollars based on a combination of both current and historical exchange rates; gains and losses due to this remeasurement are reflected in the consolidated statements of operations. For the year ended December 31, 1999, translation losses were $0.2 million compared with $0.3 million for the year ended December 31, 1998 and $1.0 million for the year ended December 31, 1997.

FINANCIAL INSTRUMENTS

Forward sale and purchase contracts, generally on a spot deferred basis, put and call option contracts and compound options are entered into to manage the effect of price changes on the Company's precious metals that are produced and sold. Premiums paid for purchased options and premiums earned on sold options are deferred and recognized in income over the term of the related option. The results of gold hedging activities are included in revenues at the time the hedged production is sold. Silver hedging results are reflected as a by-product credit. Gains and losses on derivative contracts that do not qualify as hedges are recognized currently. Changes in the market value of written call options are recognized immediately in income as market values change.

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

STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation," in 1996 and has elected to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Pursuant to the Kinross merger, all plans to purchase common stock of Kinam were cancelled and all stock options were adjusted to reflect the exchange ratio of 0.8004. Substitute Kinross options were issued. As at December 31, 1999 and 1998, there were no plans that require the issuance of Kinam Gold stock.

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

PENDING ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management has not yet evaluated the effects of this statement on its financial position or results of operations. The Company will adopt SFAS No. 133 for the fiscal year commencing January 1, 2001.

STATEMENTS OF COMPREHENSIVE INCOME

There are no differences between comprehensive loss and net loss as reported in the Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

3. TRANSACTIONS WITH AFFILIATES

On June 1, 1998, the Company completed a merger agreement with Kinross providing for a combination of their businesses. In the merger, each outstanding share of the Company's common stock was converted into 0.8004 of a share of Kinross common stock. Kinross Merger Corporation, a wholly-owned subsidiary of Kinross was merged with and into the Company which became a wholly-owned subsidiary of Kinross. Immediately following the effective time of the merger, the Company, as the surviving entity of the combination with Kinross Merger, issued to Kinross
92.2 million shares of the Company's common stock, representing all of the issued and outstanding common shares. Kinross subsequently transferred ownership of such shares to Kinross Gold U.S.A., Inc., a wholly-owned subsidiary of Kinross, which is currently the sole common shareholder of the Company. Kinross is currently the sole common shareholder of the Company. Prior to the merger, the Company was approximately 59% owned by Cyprus Amax Minerals Company (Cyprus Amax).

FINANCING ARRANGEMENTS

Pursuant to the merger in 1998, Kinross advanced $255.8 million to the Company for repayment of outstanding debt. Additionally, $16.6 million was advanced in 1999 to purchase the assets related to the True North property in Alaska. $213.2 was still outstanding at December 31, 1999. The advances are non-interest bearing and have no fixed terms of repayment. Kinross has agreed not to seek repayment of these advances during 2000.

During December 1997, the Company completed a $40.0 million credit facility which was used to refinance the existing Refugio gold loan and for working capital and debt service requirements. Cyprus Amax had guaranteed the loan and the Company paid Cyprus Amax a 0.75% interest differential on the loan as a guarantee fee. In connection with the Kinross Merger the $40.0 million credit facility was repaid on June 1, 1998.

In May 1997, the Company completed a $71 million tax-exempt industrial revenue financing for the solid waste disposal facility at the Fort Knox Mine. Cyprus Amax has guaranteed the loan and the Company pays a 1.75% interest differential to Cyprus Amax as a guarantee fee. The Company also agreed to reimburse Cyprus Amax for any payments made under the guarantee. Kinross has agreed to use all reasonable efforts to cause itself to be substituted for Cyprus Amax in the guarantee.

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

As of December 31, 1998, the Company had borrowed $90.3 million under a demand loan with Kinross. During 1999, the Company repaid $16.7 million leaving a balance of $73.6 million outstanding at December 31, 1999. Kinross does not charge the Company interest on the demand loan.

OTHER AGREEMENTS

A service agreement governs the provision of and payment for general administrative services between Cyprus Amax and the Company. For the years ended December 31, 1999, 1998 and 1997, insurance, management and other services were supplied to the Company on a full cost reimbursement basis. The Company was charged $0.4 million, $2.3 million and $4.1 million for the years ended December 31, 1999, 1998 and 1997, respectively, for reimbursable costs. As of December 31, 1999 and 1998, the Company had outstanding amounts due to Cyprus Amax of $0.1 million and $0.2 million, respectively, relating to such services.

4. INCOME TAXES

Loss before income taxes consists of the following:

                  1999           1998           1997
               --------       --------       --------
Domestic       $ (98.1)       $(153.1)       $ (13.7)
Foreign          (11.7)         (48.7)         (19.3)
               --------       --------       --------
               $(109.8)       $(201.8)       $ (33.0)
               ========       ========       ========

The income tax expense consists of the following:

Current:
    Federal              $ --       $0.2       $ --
    State                  --         --         --
    Foreign               2.9         --         --
                     --------   --------   --------
                          2.9        0.2         --
                     --------   --------   --------

Deferred:
    Federal                --         --         --
    State                  --         --         --
    Foreign                --        0.3        0.4
                     --------   --------   --------
                           --        0.3        0.4
                     --------   --------   --------

Income tax expense       $2.9       $0.5       $0.4
                     ========   ========   ========

The components of deferred tax (assets) liabilities are as follows:

Deferred tax assets
    Reclamation liabilities                $ (9.3)       $ (6.1)      $ (6.1)
    Net operating loss carryforwards       (106.0)        (68.1)       (62.4)
    Minimum tax credit carryforwards         (5.1)         (5.1)        (5.1)
    Other                                      --          (7.9)        (8.0)
                                         --------      --------     --------

Total deferred tax assets                  (120.4)        (87.2)       (81.6)

Valuation allowance                          82.3          62.6         28.8
                                         --------      --------     --------
Net deferred tax assets                     (38.1)        (24.6)       (52.8)

Deferred tax liabilities
    Other                                     0.1           5.1           --
    Properties                               38.0          19.5         53.2
                                         --------      --------     --------

                                           $   --        $   --       $  0.4
                                         ========      ========     ========

The following is a reconciliation between the amount determined by applying the federal statutory rate of 34% to the loss before taxes and the income tax expense:

                                                     1999         1998         1997
                                                   --------     --------     --------
Income taxes at statutory rate                      $(38.4)      $(68.8)      $(11.2)
Increases (decreases) resulting from:
    Losses with no expected tax benefit               38.4         68.8         13.5
    State income taxes, net of federal benefit          --           --           --
    Percentage depletion                                --           --         (2.3)
                                                   -------      -------      -------

Income tax expense                                      --           --           --

Foreign losses with no expected tax benefit             --           --          0.4
Other                                                  2.9          0.5           --
                                                   -------      -------      -------

Income tax expense                                   $ 2.9        $ 0.5        $ 0.4
                                                   =======      =======      =======


The valuation allowance increased $19.7 million in 1999 due to uncertainties of realizing loss carryforwards in the future.

At December 31, 1999, the Company had federal tax net operating loss carryforwards of $193.3 million and alternative minimum tax net operating loss carryforwards of $118.5 million expiring in the years 2004 through 2019 and minimum tax credit carryforwards of $5.0 million, which do not expire. The use of the federal and alternative minimum tax loss carryforwards will be limited in any given year as a result of a previous changes in ownership. At December 31, 1999 the Company also had Chilean tax net operating loss carryforwards of $143 million, which do not expire.

5. INVENTORIES

Inventories at December 31, 1999 and 1998, consisted of the following:


                               1999            1998
                             --------        --------
Gold:
   Finished goods            $   14.4        $   18.9
   Work-in-process                2.7             2.8
Materials and supplies           32.1            30.8
                             --------        --------
                             $   49.2        $   52.5
                             ========        ========


As of January 1, 1997, the Company changed its accounting policy to include depreciation and depletion in inventory, which has the effect of recording depreciation and depletion expense in the statement of operations as gold is sold rather than as it is produced. The cumulative effect of this accounting change is a $4.5 million reduction of the net loss as of January 1, 1997. The accounting change was made in order to better match current costs with revenues and to conform with prevailing gold industry practice.

6. MINERAL PROPERTIES, PLANT AND EQUIPMENT AND WRITEDOWN

The components of mineral properties, plant and equipment at December 31, 1999 and 1998, were as follows:

                                                               1999            1998
                                                             --------        --------
Plant and equipment                                          $  719.5        $  700.9
Mineral properties                                              452.1           424.6
Development properties and construction-in-progress              18.8            25.5
                                                             --------        --------
                                                              1,190.4         1,151.0
Less accumulated depreciation, depletion
 and writedowns                                                (839.4)         (671.0)
                                                             --------        --------
                                                             $  351.0        $  480.0
                                                             ========        ========

ACQUISITIONS

1999

On March 1, 1999, the Company acquired 100% of Kershaw Gold Company, Inc. ("Kershaw") for $2.0 million, thereby increasing its ownership interest in the Haile property from 62.5% to 100%.

On June 28, 1999, the Company acquired a 65% interest in the True North property in Alaska for cash of $28.1 million.

On December 31, 1999, the Company acquired a further 1.7% of Omolon Gold Mining Company for cash of $0.3 million.

1998

In December 1998, the Company acquired an additional 3% of Omolon in consideration for settling obligations of the Russian partner for $3.8 million. Repayment of the $3.8 million owing to the Company by the Russian partner will be made from the Russian partner's share of dividends from Omolon. The Russian partner has the right to reacquire the 3% interest in Omolon for approximately $7.5 million.

WRITEDOWN OF MINERAL PROPERTIES

Annually, the Company reviews the carrying values of its portfolio of mining properties and advanced stage exploration properties. Through this process the Company determined that the following assets had suffered a permanent impairment in value and therefore have been written down to their estimated recoverable amounts.

                       1999          1998          1997
                     -------       -------       -------
Fort Knox Mine       $  72.9       $ 140.3       $    --
Refugio Mine            10.1          53.1            --
Haile Property          16.5            --            --
                     -------       -------       -------
                     $  99.5       $ 193.4       $    --
                     =======       =======       =======


The impairment analysis is performed on an undiscounted basis in order to determine whether an impairment exists. Because the undiscounted cash flow was less than the carrying value of the related mines, the Company used a discounted cash flow analysis to determine the amount of the writedown.

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

In the fourth quarter of 1999, following a comprehensive evaluation of its mining properties based on an assumed gold price of $300, the Company determined that the net recoverable amounts of the Fort Knox and Refugio mines and the Haile property were less than the net book value of the related assets. As a result of this review the Company recorded a $72.9 million pre-tax writedown of the Fort Knox mine, a $10.1 million pre-tax writedown of the Refugio mine and a $16.5 million pre-tax writedown of the Haile property.

In the fourth quarter of 1998, following a comprehensive evaluation of its mining properties based on an assumed gold price of $325, the Company determined that the net recoverable amounts of the Fort Knox and Refugio mines were less than the net book value of the related assets. As a result of this review the Company recorded a $140.3 million writedown of the Fort Knox mine and a $53.1 million writedown of the Refugio mine.

7. LONG-TERM DEBT

                                                                          AT DECEMBER 31
                                                                         1999          1998
                                                                       -------       -------
Kubaka subordinated working capital debt, 12% for 1999, due 2000       $   1.8       $   0.0
Kubaka project financing, 10.5% for 1999, due 2000 - 2001                 36.9          49.0
Kubaka subordinated debt, 12.0% for 1999, due 2000 - 2003                  8.0           8.9
Industrial Revenue Bond, 6.2% for 1999, due 2009                          71.0          71.0
Refugio capital leases, 8.5% for 1999, due 2000 - 2005                     3.6            --
Fort Knox sale-leaseback, 8.5% for 1999, due 2000 - 2004                  14.6          17.8
                                                                       -------       -------
                                                                         135.9         146.7
Less current portion                                                      25.3          23.7
                                                                       -------       -------
                                                                       $ 110.6       $ 123.0
                                                                       =======       =======

Scheduled debt maturities as of December 31, 1999, (in millions) were $25.3, $30.4, $7.4, $1.3, $0.3 and $0.2 for the years 2000 through 2005 and $71.0 million in 2009.

A bank licensed to do business in Russia has provided subordinated working capital debt for the Kubaka mine operations to a maximum of $10.0 million. As at December 31, 1999, $3.3 million was outstanding. The Company's 54.7% proportionate share of this obligation is $1.8 million. Interest on the subordinated working capital debt is variable based upon LIBOR and as at December 31, 1999 is approximately 12% per annum. The subordinated working capital debt is supported by a letter of credit from Kinross.

The European Bank of Reconstruction and Development ("EBRD") and the US Overseas Private Investment Corporation ("OPIC") provided project-financing debt on the Kubaka mine, of which 92.5 million remained outstanding as at December 31, 1998. During 1999, Kubaka repaid $25 million of these obligations, leaving $67.5 million outstanding as at December 31, 1999. The Company's 54.7% proportionate share of these obligations is $36.9 million. Interest on the project-financing debt is variable based upon LIBOR and as at December 31, 1999 is approximately 10.5% per annum. The project financing debt has become recourse solely to Kubaka after completion tests were passed in late 1999.

A bank licensed to do business in Russia has provided subordinated debt to finance the Kubaka mine. As at December 31, 1999, $14.6 million remains outstanding on this debt. The Company's 54.7% proportionate share of these obligations is $8.0 million. Interest on the project-financing debt is variable based upon LIBOR and as at December 31, 1999 is approximately 12% per annum. The subordinated debt is repayable in semi-annual payments through June 15, 2003. The subordinated debt is supported by a letter of credit from Kinross.

During the second quarter of 1997, the Company completed a $71 million tax-exempt industrial revenue bond financing for the solid waste disposal facility at the Fort Knox mine. The 12-year variable rate bonds were issued by the Alaska Industrial Development and Export Authority and are backed by a letter of credit guaranteed by Cyprus Amax. The Company's interest rate on the bonds is currently approximately 4.5% and an additional 1.75% interest differential is paid to Cyprus Amax as a guaranty fee. The Company and Kinross have agreed to reimburse Cyprus Amax for any payments made or costs incurred under the guaranty. Kinross is currently finalizing a credit facility with a banking syndicate, which will provide the ability to issue a letter of credit to cover the guarantee and remove Cyprus Amax as Guarantor.

In August 1996, the Company completed a sale-leaseback of Fort Knox mobile mining equipment for proceeds of $24.3 million, which were used primarily to fund construction of the Fort Knox mine. Lease payments are due quarterly with maturity in 2004. Interest rates on the equipment leases range from 7.7% to 8.7%.

During 1999, upon commencement of self-mining, Refugio entered into capital leases of $10.4 million for mining equipment. Lease payments in 1999 totalled $3.2 million, leaving a balance outstanding of $7.2 million at December 31, 1999. The

Company's 50% proportionate share of these obligations is $3.6 million. Interest rates on the equipment leases range from 8% to 9.5% with variable maturities to 2005.

During October 1995, the Company completed a term loan agreement for $250 million to be used for construction of the Fort Knox mine and repayment of certain existing debt obligations. At December 31, 1997, the Company owed $23.1 million in gold at $381 per ounce and $199.1 million in currency. Subsequent to the Kinross merger the loan was repaid on June 1, 1998. As a result of a decline in gold prices since the gold was borrowed in 1995, the Company realized a $3.6 million gain which is being amortized over the original life of the loan.

In December 1997, the Company refinanced a Refugio gold loan with approximately $28 million borrowed under a new $40 million credit facility resulting in a gain of approximately $6 million, which is being amortized, net of approximately $2 million in deferred financing costs, over the four remaining years of the original loan life. Pursuant to the merger with Kinross on June 1, 1998 the $40 million credit facility was repaid.

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

(a) Commodity risk management
The profitability of the Company is directly related to the market price of gold and silver. The Company uses spot deferred contracts, fixed forward contracts and option contracts to hedge against the unfavourable changes in commodity prices for a portion of its forecasted gold and silver production. Spot deferred contracts are forward sale contracts with flexible delivery dates that enable management to choose to deliver into the contract on a specific date or defer delivery until a future date. If delivery is postponed, a new contract price is established based on the old contract price plus a premium (referred to as contango). Use of these instruments has resulted in a realized price per ounce of gold of $289 in 1999 as compared with $344 in 1998 and $360 in 1997. These realized prices compare with average spot gold prices of $279 per ounce in 1999, $294 per ounce in 1998 and $331 per ounce in 1997.


On June 1, 1998, the commodity derivative contract portfolio held by Kinam had a fair value of $45 million. Subsequent to the Kinross merger the Company closed out the contracts and realized approximately $45.9 million in cash. Net of costs previously incurred, the $41.7 million gain is being included in revenue over the period the underlying hedge contracts were originally scheduled to expire. As at December 31, 1999, $10.2 million (December 31, 1998 - $16.1 million) of this gain is included in other long-term liabilities. There were no outstanding hedge contracts as at December 31, 1999 or December 31, 1998.

In December, 1997, the Company refinanced the Refugio gold loan realizing a gain of $6.0 million. This gain, net of approximately $2.0 million in deferred financing costs is being taken into income over the schedule set out in the loan agreement. The deferred portion of this gain at December 31, 1999 amounted to $2.5 million and will be recognized in income over the next two years.

On June 1, 1998, the Company repaid the gold loan portion of the Fort Knox project financing realizing a gain of $3.6 million. The gain is being taken into income over the original delivery schedule set out in the loan payments. The deferred portion of this gain at December 31, 1999 amounted to $2.0 million and will be recognized in income over the next two years.

(b) Interest rate risk management
The Company manages the risk associated with the floating rate debt portfolio by entering into pay fixed, receive floating, interest rate swaps. The total amount of interest rate swaps outstanding as at December 31, 1998 was $35 million (December 31, 1997 - $205 million) at an average effective fixed rate of 5.92%. The maturity dates for these swaps ranged from March 1999 to June 1999.

There were no outstanding interest rate swaps outstanding at December 31, 1999.

(c) Fair values of financial instruments

Carrying values for primary financial instruments, including cash and cash equivalents, bullion settlements and other accounts receivable, marketable securities, demand loan, accounts payable and accrued liabilities, approximate fair values due to their short-term maturities. The carrying value for long-term debt approximates fair value primarily due to the floating rate nature of the debt instruments.

The fair value of the advance from Kinross cannot be readily determined, as there is no market data available for these instruments, due to the unique nature of these related party amounts.

The fair value of the outstanding preferred shares at December 31, 1999 was $48.5 million.

(d) Credit risk

The Company is exposed to credit losses in the event of non-performance by counterparties to financial instruments, but does not expect any counterparties to fail to meet their obligations.

9. EMPLOYEE BENEFITS

PENSION PLAN

Prior to the Kinross Merger, all employees in the United States were covered by a non-contributory defined pension plan. The plan was frozen on June 1, 1998 and all employees were transferred into the Kinross plan. Benefits are based generally on years of service and compensation levels prior to retirement. The Company makes annual contributions to the plan in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA). Plan assets are invested in a balanced fund and small capital equity fund.

Net annual pension cost including the following components:

                                                          1999           1998           1997
                                                        -------        -------        -------
Service cost                                            $    --        $   0.2        $   0.5
Interest cost                                               0.3            0.4            0.3
Expected return on assets                                  (0.3)          (0.3)          (0.2)
Curtailment credit                                           --           (0.5)            --
Net amortization of prior service cost and losses            --            0.1             --
                                                        -------        -------        -------
Net periodic expense                                    $    --        $  (0.1)       $   0.6
                                                        =======        =======        =======

The following table summarizes the change in benefit obligations:

                                             1999           1998
                                            -------        -------
Benefit obligation, beginning of year       $   5.3        $   4.3
Service cost                                     --            0.3
Interest cost                                   0.3            0.4
Actuarial (gain) loss                          (1.3)           1.2
Curtailments                                     --           (0.5)
Benefits paid                                  (0.1)          (0.4)
                                            -------        -------
Benefit obligation, end of year             $   4.2        $   5.3
                                            =======        =======

The following table summarizes the funded status of the plan and related amounts recognized in the Company's financial statements at December 31:

                                                                             1999           1998
                                                                           -------        -------
Actuarial present value of accumulated benefit obligation, including
  vested benefits of $2.9 million in 1999 and $3.0 million in 1998         $   5.3        $   4.6
                                                                           =======        =======
Projected benefit obligation                                               $  (4.2)       $  (5.3)
Plan assets at fair value                                                      3.3            2.9
                                                                           -------        -------
Plan assets less than projected benefit obligation                            (0.9)          (2.4)
Estimated additional liability                                                 0.7           (0.3)
Unrecognized net loss                                                         (0.7)           0.3
                                                                           -------        -------
Accrued pension cost                                                       $  (0.9)       $  (2.4)
                                                                           =======        =======

The following table summarizes the change in fair value of plan assets:

                                                      1999           1998
                                                   -------        -------
Fair value of plan assets, beginning of year       $   2.9        $   3.0
Actual return                                           --           (0.2)
Employer contributions                                 0.5            0.5
Benefits paid                                         (0.1)          (0.4)
                                                   -------        -------
                                                   $   3.3        $   2.9
                                                   =======        =======

The following assumptions were used in calculating the funded status of the plan at December 31 and the pension cost for the subsequent year:

                                                     1999          1998
                                                  -------       -------
Expected long-term rate of return on assets          9.0%          9.0%
Discount rate                                        8.0%          7.0%

In addition, pursuant to the Kinross Merger, all employees of the Company were transferred into the Kinross defined contribution pension plan. In 1999, the Company contributed $0.8 million into the Kinross plan on behalf of the Kinam employees. From June 1 through December 31, 1998, the Company contributed $0.3 million into the plan on behalf of the Kinam employees.

POST RETIREMENT BENEFITS OTHER THAN PENSIONS

The Company also provides certain health care and life insurance benefits for retired employees in the United States. The postretirement health care plans are contributory in certain cases based upon years of service, age and retirement date. The Company currently does not fund postretirement benefits and may modify plan provisions at its discretion. Net periodic post retirement costs for the years ended December 31, 1999, 1998 and 1997, were insignificant.

The following table sets forth the status of the plan and the related amounts recognized in the Company's financial statements at December 31:

                                                            1999           1998
                                                          -------        -------
Accumulated postretirement benefit obligation:
    Retirees                                              $   1.5        $   1.7
    Active plan participants                                   --             --
                                                          -------        -------
Total accumulated postretirement benefit obligation           1.5            1.7
Plan assets at fair value                                      --             --
                                                          -------        -------
Accumulated postretirement benefit obligation in
    excess of plan assets                                    (1.5)          (1.7)
Unrecognized prior service cost                                --             --
Unrecognized net (gain) loss                                 (0.1)           0.1
                                                          -------        -------
Accrued postretirement benefit cost                       $  (1.6)       $  (1.6)
                                                          =======        =======


The accumulated postretirement benefit obligation was determined using a weighted average annual discount rate of 8% in 1999 and 7% in 1998. The assumed health care cost trend rate for 2000 is 8%, declining gradually to 4.25% for 2007 and thereafter when Company costs associated with the plan are capped. A 1% increase in the health care cost trend rate used would have resulted in an insignificant increase in the 1999 post retirement benefit cost and the accumulated postretirement benefit obligation at December 31, 1999.

POSTEMPLOYMENT BENEFITS

The Company also has a number of postemployment plans covering severance, disability income, and continuation of health and life insurance for disabled employees. At December 31, 1999 and 1998, the Company's liability for postemployment benefits totaled $2.3 million and $2.1 million, respectively, and is included in other liabilities.

10. PREFERRED STOCK

In August 1994, the Company sold publicly 1.8 million shares of $3.75 Series B Convertible Preferred Stock (Preferred Stock) for net proceeds of $88.3 million. Subsequent to the merger with Kinross, the Kinam preferred shares became convertible into Kinross common shares at a conversion price of $10.3073 per share (equivalent to a conversion rate of 4.8512 shares of Common Stock for each share of Preferred Stock), subject to adjustment in certain events.

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

11. COMMON STOCK

On June 1, 1998, the Company completed the merger with Kinross whereby Kinross acquired 100% of the issued and outstanding common shares of the Company. As a result of the merger all plans to purchase common stock of Kinam were cancelled and all stock options were adjusted to reflect the exchange ratio of .8004. Substitute Kinross options were issued. As at December 31, 1999 and 1998, there are no plans that require the issuance of the Company's stock.

12. SEGMENTED INFORMATION

The Company operates five gold mines: Fort Knox, located in Alaska; Kubaka, located in Russia; Refugio, located in Chile; Hayden Hill, located in California; and Guanaco, located in Chile. In addition to its producing gold mines, the Company has several other gold mining assets in various stages of reclamation, closure, care and maintenance, and development. The accounting policies used by these segments are the same as those described in the Summary of Significant Accounting Policies (see Note 2).

As the products and services in each of the reportable segments, except for the corporate activities, are essentially the same, the reportable segments have been determined at the level where decisions are made on the allocation of resources and capital, and where complete internal financial statements are available.

REPORTABLE OPERATING SEGMENTS
(IN MILLIONS)

                                                                                HAYDEN                     CORPORATE
                                     FORT KNOX       KUBAKA       REFUGIO        HILL        GUANACO      AND OTHER(b)      TOTAL
                                     ---------       ------       -------        ----        -------      ------------      ------
1999
Mining revenue                        $  97.0       $  73.5       $  26.6      $   4.6       $   6.5        $   5.9        $ 214.1
Interest revenue                          0.3           0.8           0.1           --           0.1            0.2            1.5
Interest expense                          5.7           3.2           1.1           --            --             --           10.0
Amortization of capital assets           38.0          33.9           5.9           --            --             --           77.8
Writedown of mineral properties          72.9            --          10.1           --            --           16.5           99.5
Segment profit (loss)(a)                (88.8)          1.2         (16.5)        12.1           3.6          (21.4)        (109.8)
Segment assets                          258.3         147.6          40.5          3.4           7.8            6.3          463.9
Capital expenditures                      7.8           1.1           8.0           --            --             --           16.9

1998
Mining revenue                          117.2          72.7          25.5         17.0          10.0           25.7          268.1
Interest revenue                           --           0.3           0.1           --           0.1            1.1            1.6
Interest expense                         15.7           5.0           1.7           --           1.0             --           23.4
Amortization of capital assets           56.2          26.6           8.3           --            --             --           91.1
Writedown of mineral properties         140.3            --          53.1           --            --             --          193.4
Segment profit (loss)(a)               (162.4)          4.5         (63.0)         2.1           9.8           18.7         (190.3)
Segment assets                          335.5         199.4          45.1          6.9           8.9            6.2          602.0
Capital expenditures                     12.3           0.7           2.4           --            --             --           15.4

1997
Mining revenue                          115.6          40.0          28.8         36.7          35.1            3.3          259.5
Interest revenue                           --           0.1            --           --           0.1            1.7            1.9
Interest expense(d)                      29.3           4.5           3.7           --           0.8             --           38.3
Amortization of capital assets           53.5          12.2           7.1          5.6           9.9            0.1           88.4
Segment profit (loss)(a)                (23.5)         (1.8)         (9.7)         7.9          (0.4)         (10.0)         (37.5)
Segment assets                          528.3         174.0         111.4         11.2           7.0           38.7          870.6
Capital expenditures(c)                  15.7          14.6           4.5           --           0.2             --           35.0

(a) Segment profit (loss) includes writedown of mineral properties.
(b) Includes corporate and other non-core mining operations.
(c) Capital expenditures include capitalized interest.
(d) Interest expense is net of capitalized interest.

RECONCILIATION OF REPORTABLE OPERATING SEGMENT LOSS TO NET LOSS FOR THE YEAR:

                                                                  1999           1998           1997
                                                               --------       --------       --------
Segment loss                                                    $ (88.4)       $(209.0)       $ (27.5)
Add (deduct) items not included in segment loss
  Corporate and other                                             (21.4)          18.7          (10.0)
                                                               --------       --------       --------

                                                                 (109.8)        (190.3)         (37.5)

Income tax expense                                                 (2.9)          (0.5)          (0.4)

Cumulative effect of accounting change                               --             --            4.5

Extraordinary item - loss on early extinguishment of debt            --          (11.5)            --

Dividends on convertible preferred stock                           (6.9)          (6.9)          (6.9)
                                                               --------       --------       --------

Net loss for the year                                           $(119.6)       $(209.2)       $ (40.3)
                                                               ========       ========       ========


Enterprise-wide disclosure:
     Geographic information:


                                                                MINERAL PROPERTIES
                                 MINING REVENUE                PLANT AND EQUIPMENT
                    -----------------------------------       ---------------------
                      1999          1998          1997          1999          1998
                    -------       -------       -------       -------       -------
Russia              $  73.5       $  72.7       $  40.0       $  79.3       $ 124.6
Chile                  33.1          35.5          63.9          25.7          33.5
                    -------       -------       -------       -------       -------
Total foreign         106.6         108.2         103.9         105.0         158.1
United States         107.5         159.9         155.6         246.0         321.9
                    -------       -------       -------       -------       -------
Total               $ 214.1       $ 268.1       $ 259.5       $ 351.0       $ 480.0
                    =======       =======       =======       =======       =======


13. COMMITMENTS AND CONTINGENCIES

The Company estimates future reclamation and closure costs for properties operated by the Company to be approximately $45.7 million based on currently applicable federal, state and foreign laws and regulations. At December 31, 1999, $30.8 million has been accrued. Changes in applicable laws and regulations could have a significant impact on estimates of future costs.

The Company used a gold price of $300 per ounce for 1999 and beyond to evaluate any impairment of long lived assets. Management's estimate of long-term gold prices may change if the gold price remains at the current low level, which could result in an asset impairment.

The Company is subject to the consideration and risks of operating in Russia as a result of its 54.7% ownership of the Kubaka Mine located in eastern Russia. Beginning in 1998, the economy of the Russian Federation entered a period of financial difficulty, the impact of which includes, but is not limited to, a steep decline in prices of domestic debt and equity securities, a severe devaluation of the currency, an increasing rate of inflation and increasing rates of interest on government and corporate borrowings. The Company's operations in Russia have been affected, and may continue to be affected for the foreseeable future by Russia's financial difficulties.

Russian tax legislation is subject to varying interpretations and constant changes, which may be retroactive. Further, the interpretation of tax legislation by tax authorities as applied to the transactions and activity of the Company may not coincide with that of management. As a result, transactions may be challenged by tax authorities and the Company may be assessed additional taxes, penalties and interest, which can be significant. Tax periods remain open to review by the tax authorities for three years.

The Company is also involved in legal proceedings and claims which arise in the normal course of its business. The Company believes these claims are without merit and is vigorously defending them. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

14. QUARTERLY DATA (UNAUDITED)

Quarterly data for the years ended December 31, 1999 and 1998, follow:


                                                                   FIRST       SECOND         THIRD        FOURTH          TOTAL
                                                                 -------       -------       -------       -------        -------
1999 QUARTERS
Revenues                                                         $ 57.7        $ 53.9        $ 45.8       $  56.7        $ 214.1
Income (loss) from operations                                       0.5          (1.0)         (3.1)        (97.9)        (101.5)
Net loss                                                           (1.8)         (4.2)         (7.2)        (99.5)        (112.7)
Loss attributable to common shares                                 (3.5)         (5.9)         (8.9)       (101.3)        (119.6)
Per common share:
Net basic and diluted loss                                       $ (0.04)      $ (0.06)      $ (0.10)     $  (1.10)      $  (1.30)

1998 QUARTERS
Revenues                                                         $ 62.7        $ 74.5        $ 54.2       $  76.7        $ 268.1
Income (loss) from operations                                       1.1           1.4           7.3        (183.6)        (173.8)
Income (loss) before extraordinary items                           (3.0)         (7.7)          5.8        (185.9)        (190.8)
Net income (loss)                                                  (3.0)        (19.2)          5.8        (185.9)        (202.3)
Income (loss) attributable to common shares                        (4.7)        (20.9)          4.1        (187.7)        (209.2)
Per common share:
  Income (loss) before extraordinary item                        $ (0.04)      $ (0.09)      $  0.04      $  (1.85)      $  (1.94)
  Extraordinary item - loss on early extinguishment of debt           --         (0.11)           --            --          (0.11)
  Net basic and diluted loss                                     $ (0.04)      $ (0.20)      $  0.04      $  (1.85)      $  (2.05)


Fourth quarter 1999 results included a $72.9 million pre-tax charge due to the writedown of the Fort Knox mine, a $10.1 million pre-tax charge due to the writedown of the Refugio mine and a $16.5 million pre-tax charge due to the writedown of the Haile property.

Fourth quarter 1998 results included a $140.3 million pre-tax charge due to the writedown of the Fort Knox mine and a $53.1 million pre-tax charge due to the writedown of the Refugio mine.

15. RESERVE DATA (UNAUDITED)

The following table presents proven and probable ore reserves by property at December 31. Ore reserves are calculated by the Company.

Ore Reserves(1) (thousands, except average grades)


                                                   1999
                            -------------------------------------------------      1998        1997
                                             AVERAGE                CONTAINED   CONTAINED    CONTAINED
                                              GRADE    CONTAINED      OUNCES      OUNCES      OUNCES
                                             (OUNCES     OUNCES     (COMPANY    (COMPANY     (COMPANY
                              TONS          PER TON)     (100%)       SHARE)      SHARE)      SHARE)
                            -------         --------   ---------    ---------   ---------    ---------
GOLD
Producing mines
   Fort Knox(2)             123,308           0.024       2,968       2,968       3,745       4,099
   Kubaka(3)                  3,190           0.368       1,174         643         862       1,098
   Refugio(4)                82,186           0.026       2,168       1,084       1,104       1,460
                                                        -------     -------      ------      ------
Total producing mines                                     6,310       4,695       5,711       6,657
Other properties
   Haile                         --              --          --          --          --         488
   True North                 7,242           0.063         459         298          --          --
                                                        -------     -------      ------      ------

                                                          6,769       4,993       5,711       7,145
                                                        =======     =======      ======      ======


(1) RESERVES. That part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. Reserves have been calculated using a $300 per ounce gold price at all properties.

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

(5) Due to current economic conditions the Company has reclassified the Haile Reserves to other mineralized material.

(6)   The Company acquired 65% of the True North property in Alaska in 1999.

The Company reports extractable (mineable) ore reserves. Reserves do not reflect losses in the milling or heap leaching processes, but do include allowance for ore dilution in the mining process.

Recovery rates for 1999 were as follows:

                             HEAP
                             LEACH       MILL
                             -----       ----
Refugio                       64%         -%
Fort Knox                      -%        90%
Kubaka                         -%        98%

16. YEAR 2000

The change to Year 2000 has occurred, without any interruption in production, power and the supply of materials and consumables to the various operating locations throughout the world. Although it is not possible to conclude that all aspects of the Year 2000 issue have been fully resolved, nothing has come to the Company's attention nor is anything anticipated that would materially affect the results of operations and cash flows in 2000.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.
                                    PART III


ITEMS 10, 11, 12 and 13

These items are incorporated by reference to the Company's definitive information statement relating to the Company's annual meeting of shareholders to be held during 2000. The definitive information statement will be filed with the Commission not later than 120 days after December 31, 1999, pursuant to Regulation 14C of the Securities Exchange Act of 1934, as amended.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as a part of this report:

                                                                          10-K
                                                                          PAGE
1. Financial Statements

       Report of Management                                                23
       Independent Auditors Report - Deloitte & Touche LLP                 24
       Report of Independent Accountants - PricewaterhouseCoopers          25
       Report of Independent Accountants - PricewaterhouseCoopers LLP      26
       Consolidated Statements of Operations for
         each of the three years in the period ended
         December 31, 1999                                                 27
       Consolidated Balance Sheets at December 31, 1998
         and 1998                                                          28
       Consolidated Statements of Cash Flows for each
         of the three years in the period ended

                                                                           29
         December 31, 1999
       Consolidated Statements of Shareholders'
         Equity for each of the three years in the
         period ended December 31, 1999                                    30
       Notes to Consolidated Financial Statements                        31 - 46

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

        3.2 Certificate of Amendment to the Certificate of Incorporation, dated September 17, 1998, and filed with the Secretary of State of the State of Delaware on September 18, 1998 filed as Exhibit
                3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

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

        4.3     Certificate of Amendment of Certificate of Designations of $3.75
                Series B Convertible Preferred Stock, filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended
                December 31, 1998 and incorporated herein by reference.

        10.1    The Company's 1992 Stock Option Plan, filed as Exhibit A to the
                Company's Proxy Statement for the 1993 Annual Meeting of
                Stockholders and incorporated herein by reference. First
                Amendment to the Kinam Gold Inc. 1992 Stock Option Plan, filed as Exhibit (10)(c) to the Company's Quarterly Report on Form
                10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.

        10.2    Credit Agreement, dated as of March 19, 1996, between the
                Company and Cyprus Amax; Guaranty Fee Agreement, dated as of
                March 19, 1996, between the Company and Cyprus Amax; and
                Reimbursement Agreement, dated as of March 19, 1996, between the Company and Cyprus Amax filed as Exhibit 10.12 to the Company's
                Annual Report on Form 10-K for the year-ended December 31, 1995 and incorporated herein by reference; Amendment Agreement dated
                October 31, 1996, amending the Credit Agreement dated March 19,
                1996 between the Company and Cyprus Amax, filed as Exhibit (10b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

        10.3    Services Agreement, dated as of January 1, 1994, between the
                Company and Cyprus Amax, filed as Exhibit 10.13 to the Company's
                Annual Report on Form 10-K for the year-ended December 31, 1995 and incorporated herein by reference.

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

        10.6    Loan Agreement, dated as of June 30, 1995, between Omolon and
                European Bank for 10.6 Reconstruction and Development ("EBRD");
                Amendment Agreement to Loan Agreement, dated November 7, 1995, between Omolon and EBRD, amending the Loan Agreement dated June
                30, 1995 between Omolon and EBRD; Second Amendment Agreement to
                Loan Agreement, dated April 22, 1996, between Omolon and EBRD, amending the Loan Agreement dated June 30, 1995 between Omolon and EBRD; and Third Amendment to Loan Agreement, dated November
                20, 1996, between Omolon and EBRD, amending the Loan Agreement dated as of June 30, 1995 between Omolon and EBRD, filed as
                Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

        10.7    Support Agreement, dated as of August 30, 1995, among Omolon,
                Cyprus Amax, Cyprus Magadan Gold Corporation, EBRD and OPIC; and
                Amendment Agreement to Support Agreement, dated as of January
                28, 1997 among Omolon, Cyprus Amax, Cyprus Magadan Gold
                Corporation and EBRD, amending the Support Agreement dated as of August 30, 1995 among the parties, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                June 30, 1997, and incorporated herein by reference.

        10.8    Guaranty Agreement, dated as of August 30, 1995, among Cyprus
                Amax, EBRD and OPIC; and Amendment Agreement to Cyprus Amax
                Guaranty, dated January 30, 1997, among Cyprus Amax, EBRD and
                OPIC, amending the Guaranty Agreement dated as of August 30, 1995 among the parties, filed as Exhibit 10.5 to the Company's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                1997, and incorporated herein by reference.

        10.9 Loan Agreement, dated as of November 29, 1996, between Omolon and ABN Amro Bank (Moscow) Ltd.; and Guaranty and Indemnity
                Agreement, dated as of November 26, 1996, by Cyprus Amax in favor of ABN Amro Bank NV, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                June 30, 1997, and incorporated herein by reference.

        10.10   Loan Agreement, dated April 8, 1997, between Omolon Gold Mining
                Company and ABN Amro Bank (Moscow) Ltd.; and Guaranty and
                Indemnity Agreement, dated as of April 1, 1997, by Cyprus Amax in favor of ABN Amro Bank NV, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                June 30, 1997, and incorporated herein by reference.

        10.11   Merger Agreement among Kinross Gold Corporation, Kinross Merger
                Corporation, and Kinam Gold Inc., dated February 9, 1998. Filed as Exhibit 10.25 to the Company A.R. 10-K, etc. 1998. Filed as
                Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

        10.12   Stockholder Agreement dated as of February 9, 1998, among
                Kinross Gold Corporation, Kinross Merger Corporation, Cyprus
                Amax Minerals Company and each of the other persons identified on Exhibit A. Filed as Exhibit 10.12 to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

        10.13 Agreement for sale of stock among Piedmont Mining Company, Inc., seller, Kershaw Gold Company Inc., company, and Lancaster Mining
                Company, Inc., buyer, dated as of March 1, 1999. (December 28,
                1998)*

        21      Subsidiaries of the Company.*

        23.1    Consent of Deloitte & Touche LLP*

        23.2    Consent of PricewaterhouseCoopers*

        23.3    Consent of PricewaterhouseCoopers LLP*

        27      Financial Data Schedule.*

*Filed herewith
(b) Reports on Form 8-K

   There were no reports on Form 8-K filed during the fourth quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       KINAM GOLD INC.

Date:  March 29, 2000                  By  /s/ Arthur H. Ditto
                                           -------------------------------------
                                               Arthur H. Ditto




Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2000.


                  /s/ Arthur H. Ditto                President

Arthur H. Ditto

                  /s/ Robert H. Schafer              Vice President

Robert H. Schafer

                   /s/ Brian W. Penny                Treasurer

Brian W. Penny

                  /s/ Shelley M. Riley               Secretary

Shelley M. Riley

                   /s/ John A. Brough                Director

John A. Brough

                  /s/ John M.H. Huxley               Director

John M.H. Huxley

                  /s/ John W. Ivany                 Director

John W. Ivany