Form 10-Q
period 2000-03-31
KINAM GOLD INC
filed 2000-05-15
CIK 814577

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________to ___________

                          Commission file number 1-9620

                                 KINAM GOLD INC.
                            (Formerly Amax Gold Inc.)
             (Exact name of registrant as specified in its charter)


                  DELAWARE                             06-1199974
      -------------------------------       ---------------------------------
      (State or other jurisdiction of       (IRS Employer Identification No.)
       incorporation or organization)


185 SO STATE ST., # 820, SALT LAKE CITY, UTAH             84111
---------------------------------------------           ----------
  (Address of principal executive offices)              (Zip Code)

  Registrants' telephone number, including area code (801) 363-9152

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Common Stock Outstanding, $0.01 par value, as of May 12, 2000 - 92,213,928 shares

                                 Total Pages - 11
                        Exhibit Index Located on Page 10

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        KINAM GOLD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in millions except per share amounts)
                                   (Unaudited)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            -------------------------
                                                              2000             1999
                                                            --------         --------
Revenues                                                    $   55.9         $   57.7
Costs and operating expenses (income):
   Cost of sales                                                40.7             37.1
   Depreciation and depletion                                   19.8             20.6
   General and administrative                                   (1.1)            (0.9)
   Exploration                                                   0.6              0.4
                                                            --------         --------
   Total costs and operating expenses                           60.0             57.2
                                                            --------         --------
   (Loss) income from operations                                (4.1)             0.5
   Interest expense                                             (2.5)            (2.8)
   Interest income                                               1.3              0.2
   Other                                                          --              0.8
                                                            --------         --------
Loss before income taxes                                        (5.3)            (1.3)
Income tax expense                                              (1.2)            (0.5)
                                                            --------         --------
Net loss                                                        (6.5)            (1.8)
Preferred stock dividends                                       (1.7)            (1.7)
                                                            --------         --------
Loss attributable to common shares                          $   (8.2)        $   (3.5)
                                                            ========         ========
Per common share:
Net basic and diluted loss                                  $  (0.09)        $  (0.04)

Weighted average number of common shares outstanding            92.2             92.2

   The accompanying notes are an integral part of these financial statements.

                        KINAM GOLD INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in millions except par value of stock)
                                   (Unaudited)

                                                                                    MARCH 31,      DECEMBER 31,
                                                                                       2000            1999
                                                                                    ---------      ------------
ASSETS
    Current
       Cash and equivalents                                                          $  26.7         $  25.1
       Inventories                                                                      43.7            49.2
       Receivables                                                                      22.4            21.8
       Other                                                                             3.1             2.2
                                                                                     -------         -------
          Current assets                                                                95.9            98.3
    Property, plant and equipment, net                                                 336.0           351.0
    Other                                                                               14.4            14.6
                                                                                     -------         -------
                                                                                     $ 446.3         $ 463.9
                                                                                     =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
    Current
         Demand loan                                                                 $  73.6         $  73.6
         Current maturities of long-term debt                                           22.5            25.3
         Accounts payable, trade                                                        18.0            22.7
         Accrued and other current liabilities                                          14.0            15.2
         Reclamation reserve, current portion                                            5.9             6.2
                                                                                     -------         -------
          Current liabilities                                                          134.0           143.0
    Advance from parent                                                                215.3           213.2
    Long-term debt                                                                     109.6           110.6
    Reclamation reserve, non-current portion                                            25.2            24.6
    Other                                                                               17.9            20.0
                                                                                     -------         -------
                                                                                       502.0           511.4
                                                                                     -------         -------
    Shareholders' equity (capital deficiency):
         Preferred stock, par value $1.00 per share, authorized 10,000,000 shares, 2,000,000 shares designated as $2.25 Series A Convertible
            Preferred Stock, no shares issued and outstanding: and 1,840,000 shares designated as $3.75 Series B Convertible Preferred Stock,
            issued and outstanding 1,840,000 shares                                      1.8             1.8
         Common stock, par value $.01 per share, authorized 200,000,000
            shares, issued and outstanding 92,213,928 shares                             0.9             0.9
       Paid-in capital                                                                 409.4           409.4
       Accumulated deficit                                                            (467.8)         (459.6)
                                                                                     -------         -------
               Total shareholders' equity (capital deficiency)                         (55.7)          (47.5)
                                                                                     -------         -------
            Total liabilities and shareholders' equity (capital deficiency)          $ 446.3         $ 463.9
                                                                                     =======         =======

    The accompanying notes are an integral part of these financial statements.

                        KINAM GOLD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        --------------------
                                                                        2000          1999
                                                                        -----         ------
Cash flows from operating activities
    Net loss                                                            $(6.5)        $(1.8)
    Adjustments to reconcile net loss to cash flow provided from operations:
       Depreciation and depletion                                        19.8          20.6
       Increase in reclamation reserve                                    0.3           0.5
       (Increase) decrease in working capital items                      (6.6)          0.3
                                                                        -----         -----
          Cash flow provided from operating activities                    7.0          19.6
                                                                        -----         -----
Cash flows used in investing activities:
    Capital expenditures                                                 (2.0)         (0.9)
                                                                        -----         -----
          Cash flow used in investing activities                         (2.0)         (0.9)
                                                                        -----         -----
Cash flows from financing activities:

Repayment of debt                                                        (3.8)         (9.7)

Advance from parent                                                       2.1            --
    Preferred dividends paid                                             (1.7)         (1.7)
                                                                        -----         -----
          Cash flow used in financing activities                         (3.4)        (11.4)
                                                                        -----         -----

Net increase in cash and cash equivalents                                 1.6           7.3


Cash and cash equivalents at January 1                                   25.1          18.5
                                                                        -----         -----
Cash and cash equivalents at March 31                                   $26.7         $25.8
                                                                        =====         =====


    The accompanying notes are an integral part of these financial statements.

                                 KINAM GOLD INC.
                            (FORMERLY AMAX GOLD INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                   (Unaudited)


1. BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation. Results for any interim period are not necessarily indicative of the results that may be achieved in future periods. The financial information as of this interim date should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

On June 1, 1998, Kinam Gold, Inc. (the Company) completed a merger agreement with Kinross Gold Corporation ("Kinross") providing for a combination of their businesses. Kinross currently owns 100% of the Company's outstanding common stock.

2. INVENTORIES


Inventories consist of the following (in millions):

                            MARCH 31,   DECEMBER 31,
                              2000         1999
                            ---------   ------------
Gold:
    Finished goods            $ 8.1        $14.4
    Work in progress            2.3          2.7
Materials and supplies         33.3         32.1
                              -----        -----
                              $43.7        $49.2
                              =====        =====

3. LONG-TERM DEBT

Long-term debt repayments during the first quarter of 2000 were comprised of capital lease repayments of $2.0 million and repayments of the Kubaka subordinated working capital debt totaling $1.8 million.

4. HEDGE CONTRACTS

Forward sales contracts, generally on a spot deferred basis, and call option contracts options are entered into from time to time to protect the Company from the effect of price changes on precious metals sales. As of March 31, 2000 the Company had no outstanding hedge contracts.

During July 1998, the Company liquidated its hedge position and received approximately $45.9 million in cash. In connection with the transaction the Company recognized a gain of $41.7 million, net of costs previously incurred. The gain is being included in revenue over the period the underlying hedge contracts were originally scheduled to expire.

5. COMMITMENTS AND CONTINGENCIES

Reclamation, site restoration and closure costs are accrued on a units-of-production basis using estimates based upon current federal, state and applicable foreign laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally becoming more restrictive. Any changes in these laws and regulations could impact future estimated reclamation costs. Total reclamation costs for the Company at the end of current operating mine lives are estimated to be approximately $45.0 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRODUCTION RESULTS

The following table sets forth the Company's ounces of gold production, production costs, ounces of gold sold and average realized prices for the three months ended March 31, 2000 and 1999.

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ------------------------
                                                                2000            1999
                                                              --------        --------
Gold production (ounces)
    Fort Knox                                                   76,681          72,812
    Kubaka                                                      59,592          62,001
    Refugio                                                     25,666          26,425
    Hayden Hill                                                  2,227           3,757
    Guanaco                                                      4,265           6,530
                                                              --------        --------
       Consolidated gold production                            168,431         171,525
                                                              ========        ========

Cash operating cost ($ per ounce of gold produced)(1)
    Fort Knox                                                 $    241        $    223
    Kubaka                                                         113              98
    Refugio                                                        260             240
    Hayden Hill                                                    258             159
    Guanaco                                                        146             154
                                                              --------        --------
       Consolidated cash operating cost                       $    196        $    177
                                                              ========        ========

Total cash cost ($ per ounce of gold produced)(2)
    Fort Knox                                                 $    241        $    223
    Kubaka                                                         150             143
    Refugio                                                        276             253
    Hayden Hill                                                    269             166
    Guanaco                                                        165             171
                                                              --------        --------
       Consolidated total cash cost                           $    213        $    195
                                                              ========        ========

Total production cost ($ per ounce of gold produced)(3)

    Fort Knox                                                 $    357        $    338
    Kubaka                                                         318             317
    Refugio                                                        335             328
    Hayden Hill                                                    269             166
    Guanaco                                                        165             171
                                                              --------        --------
       Consolidated total production cost                     $    334        $    319
                                                              ========        ========
Ounces of gold sold                                            190,279         193,960
Average realized price per ounce of gold                      $    293        $    297

(1) Cash operating cost at the mine sites includes overhead, net of credits for silver by-product.

(2) Total cash cost includes cash operating cost plus royalties and applicable production taxes.

(3) Total production cost includes total cash cost plus reclamation and depreciation and depletion.

RESULTS OF OPERATIONS

The Company reported a first quarter 2000 net loss of $6.5 million, or $.09 per share after preferred dividends, on revenue of $55.9 million, compared with a 1999 first quarter net loss of $1.8 million, or $.04 per share after preferred dividends, on revenue of $57.7 million. An operating loss of $4.1 million for the first quarter of 2000 compared with operating income of $0.5 million for the 1999 first quarter. Slightly lower gold sales coupled with lower realized prices and higher cash costs contributed to the operating loss.

The Company's average realized price in the first quarter of 2000 declined to $293 per ounce compared with $297 per ounce for the 1999 first quarter. The average spot price was $290 per ounce in the first quarter of 2000 compared with $287 per ounce in the first quarter of 1999. The realized price exceeded the spot price due to the amortization of the gain realized when the hedge position was closed in 1998.

The Company's first quarter 2000 gold production of 168,431 ounces compared with 171,525 ounces in the 1999 first quarter. The Company's first quarter 2000 cost of sales increased to $40.7 million, compared with $37.1 million in the first quarter of 1999. Consolidated total cash costs increased to $213 per ounce for the first quarter of 2000, compared with $195 per ounce in the first quarter of 1999 partially due to increased diesel fuel prices.

FORT KNOX MINE

Gold production in the first quarter of 2000 was 76,681 ounces, compared with 72,812 ounces during the first quarter of 1999. In the first quarter of 2000, total cash costs were $241 per ounce of gold compared with $223 in 1999. The Fort Knox mill processed 3.7 million tons during the first quarter of 2000 compared to 3.2 million in 1999. Cash spending was $2.2 million higher than the first quarter of 1999. Increased spending was incurred due to unplanned maintenance expenditures of $0.7 million and higher than planned tons mined and milled. The balance of the year production is expected to return to normal levels as the grade of ore processed is expected to increase. Estimated gold production for 2000 remains at 350,000 ounces at total cash costs of approximately $200 per ounce.

KUBAKA MINE

The Company's share of gold production in the first quarter of 2000 was 59,592 ounces, compared with 62,001 ounces during the first quarter of 1999. In the first quarter of 2000, total cash costs were $150 per ounce of gold compared with $143 in 1999. Total cash costs per ounce of gold increased due to inclusion of the 5% export royalty in 2000. The Kubaka mine continues to perform exceptionally well, having achieved the lowest total cash costs per ounce of the Company's operations due to the high-grade nature of the ore body and its efficient exploitation. The 1999-2000 winter road re-supply was completed once again on time and on budget.

REFUGIO MINE

The Company's share of gold production in the first quarter of 2000 was 25,666 ounces, compared with 26,425 ounces during the first quarter of 1999. In the first quarter of 2000, total cash costs were $276 per ounce of gold as compared with $253 in 1999. Cash spending was on plan, but lower than anticipated gold production due to a shortfall of tons crushed in late 1999, resulted in higher than planned unit costs in the first quarter. However, Compania Minera Maricunga
(CMM), the Chilean joint venture company, placed 2.8 million tons on the leachpad during the quarter, its best quarterly tonnage performance to date. In 2000, CMM continued to improve operations and replace inefficient equipment. In the first quarter, the fourth, and final tertiary crusher was replaced and four of five power generation plants were overhauled.

The Company's first quarter 2000 depreciation and depletion decreased to $19.8 million from $20.6 million in the first quarter for 1999 due primarily to decreased sales and lower depreciation rates due to the 1999 write downs.

General and administrative income of $1.1 million for the first quarter of 2000 compared with 1999 first quarter income of $0.9 million. The increased income is mainly attributable to the inclusion of the Refugio management fee in 2000.

The $0.2 million increase in exploration expense to $0.6 million for the first quarter of 2000 resulted from increased exploration near the Guanaco Mine in Chile.

Lower interest expense of $2.5 million for the first quarter of 2000, compared with $2.8 million for the 1999 first quarter, was primarily attributed to lower debt balances.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operations for the first quarter of 2000 of $7.0 million compared with $19.6 million for the comparable 1999 first quarter. The decrease was due to higher cash costs and lower sales, coupled with a significant increase in working capital primarily due to reduced trade payables.

Capital spending was $2.0 million for the 2000 first quarter compared with $0.9 million during the 1999 first quarter. Approximately $1.2 million was spent at Fort Knox, primarily on permitting activities of the True North property, while the remaining $0.8 million was spent at Refugio during the 2000 first quarter to address certain operational inefficiencies.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such forward-looking statements include statements regarding expected dates for gold sales, reserve additions, projected quantities of future gold production, estimated reserves and recovery rates, anticipated production rates, costs and expenditures, prices realized by the Company and expected to be realized, expected future cash flows, anticipated financing needs, growth plans and sources of financing and repayment alternatives. Factors that could cause actual results to differ materially from such forward-looking statements include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile price of gold, the political and economic risks associated with foreign operations, cost overruns, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits and approvals, the occurrence of unusual weather or operating conditions, force majeure event, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, environmental risks, the results of financing efforts and financial market conditions and other risk factors detailed in the Company's Securities and Exchange Commission filings. Refer to the Risk Factors on pages 13 to 16 of the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission, for a more detailed discussion of risks. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISKS

The Company's revenues are derived primarily from the sale of gold production. The Company's net income can vary significantly with fluctuations in the market prices of gold. At various times, in response to market conditions, the Company has entered into gold forward sales contracts for some portion of expected future production to mitigate the risk of adverse price fluctuations. The significant decline in spot gold prices in 1998 increased the value of the Company's forward sales contracts. The Company closed out these contracts in 1998 for $45.9 million in cash. See note 4 to the consolidated financial statements. Based on the Company's projected 2000 sales volume, each $10 per ounce change in the average realized price on gold sales would have an approximate $7.25 million impact on revenues and pre-tax earnings.

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

The temporal method is used to consolidate results of operations in Russia. The major currency-related exposure at any balance sheet date is on ruble-denominated cash balances and working capital. Because the bullion inventory is denominated in U.S. dollars, there are no related foreign exchange risks. The foreign exchange exposure on the balance of the Company's working capital items is nominal. Gold sales are primarily denominated 50% in U.S. dollars and 50% in rubles. The U.S. dollars received are used to service the U.S. dollar denominated debt and the foreign supplies inventory purchases, while the rubles received from the gold sales are used to pay local operating costs. The Company has and will continue to convert any excess rubles into U.S. dollars to repay U.S. denominated third party and inter-corporate debt obligations. Assuming estimated 2000 ruble payments of 880 million rubles at an exchange rate of 30 rubles to one U.S. dollar, each 2 rubles change to the U.S. dollar could result in an approximate $1.8 million change in the Company's pre-tax earnings.

In Chile, the currency measurement is the U.S. dollar as the majority of transactions are denominated in U.S. dollars. Local expenditures are recorded based on the prevailing exchange rate at the time and bullion settlement receivables are denominated in U.S. dollars. Assuming the Company's share of estimated 2000 pesos payments of 3.2 billon pesos at an exchange rate of 515 pesos to one U.S. dollar, each 15 pesos change to the U.S. dollar could result in an approximately $0.2 million change in the Company's pre-tax earnings.

INTEREST RATE RISKS

As at March 31, 2000, the Company carried $115.9 million of variable rate debt, all denominated in U.S. dollars. Interest expense would change by approximately $1.2 million for every one percent change in interest rates.

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

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

                Exhibit Number
                --------------
                (10)  Purchase and Sale Agreement, effective as of May 14, 1999, between Newmont Alaska Limited, Kinam Gold Corporation,
                      Fairbanks Gold Mining Inc., and Newmont Gold Company.

                (27)  Financial Data Schedule

        (b) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            KINAM GOLD INC.




                                            By /s/ Brian W. Penny
                                               ---------------------------------
                                               Treasurer and Director
                                               (principal financial officer)








Dated: May 12, 2000

                                  EXHIBIT INDEX


 Exhibit
 Number                DESCRIPTION
--------               -----------
    (10)              Purchase and Sale Agreement, effective as of May 14, 1999, between Newmont Alaska Limited, Kinam Gold Corporation,
                      Fairbanks Gold Mining Inc., and Newmont Gold Company.

    (27)              Financial Data Schedule