Form 10-Q
period 2000-06-30
KINAM GOLD INC
filed 2000-08-14
CIK 814577

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________to ___________

                          Commission file number 1-9620

                                 KINAM GOLD INC.
                            (Formerly Amax Gold Inc.)
             (Exact name of registrant as specified in its charter)



                DELAWARE                                 06-1199974
      ------------------------------                 -------------------
     (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                 Identification No.)

185 SOUTH STATE ST., # 820, SALT LAKE CITY, UTAH           84111
------------------------------------------------         ----------
  (Address of principal executive offices)               (Zip Code)

Registrants' telephone number, including area code     (801) 363-9152
                                                       --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Common Stock Outstanding, $0.01 par value, as of August 11, 2000 - 92,213,928 shares

                                 Total Pages -12
                        Exhibit Index Located on Page 11

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        KINAM GOLD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Millions Except Per Share Amounts)
                                   (Unaudited)

                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       JUNE 30                      JUNE 30
                                                2000           1999           2000           1999
                                              --------       --------       --------       --------
Revenues                                      $   48.7       $   53.9       $  104.6       $  111.6
                                              --------       --------       --------       --------
Costs and operating expenses (income):
     Cost of sales                                35.9           35.9           76.6           73.0
     Depreciation and depletion                   16.5           20.0           36.3           40.6
     General and administrative                   (1.2)          (1.1)          (2.3)          (2.0)
     Exploration                                   0.9            0.1            1.5            0.5
                                              --------       --------       --------       --------
     Total costs and operating expenses           52.1           54.9          112.1          112.1
                                              --------       --------       --------       --------
Loss from operations                              (3.4)          (1.0)          (7.5)          (0.5)

     Interest expense                             (3.1)          (2.1)          (5.6)          (4.9)
     Interest income                               0.4            0.3            1.7            0.5
     Other                                           -           (0.8)             -              -
                                              --------       --------       --------       --------
Loss before income taxes                          (6.1)          (3.6)         (11.4)          (4.9)

Income tax expense                                (0.6)          (0.6)          (1.8)          (1.1)
                                              --------       --------       --------       --------
Net loss                                          (6.7)          (4.2)         (13.2)          (6.0)

Preferred stock dividends                         (1.7)          (1.7)          (3.4)          (3.4)
                                              --------       --------       --------       --------
Loss attributable to common shares            $   (8.4)      $   (5.9)      $  (16.6)      $   (9.4)
                                              ========       ========       ========       ========
Per common share:
     Net basic and diluted loss               $  (0.09)      $  (0.06)      $  (0.18)      $  (0.10)

Weighted average number of common shares          92.2           92.2           92.2           92.2
outstanding

   The accompanying notes are an integral part of these financial statements.

                        KINAM GOLD INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (Dollars in millions except par value of stock)
                                  (Unaudited)

                                                                                  JUNE 30    DECEMBER 31
                                                                                    2000        1999
                                                                                 --------    -----------
ASSETS
    Current
     Cash and equivalents                                                        $  13.3       $  25.1
     Inventories                                                                    43.5          49.2
     Receivables                                                                    21.6          21.8
     Other                                                                           3.1           2.2
                                                                                 -------       -------
        Current assets                                                              81.5          98.3

    Property, plant and equipment, net                                             323.0         351.0
    Other                                                                           14.9          14.6
                                                                                 -------       -------
                                                                                 $ 419.4       $ 463.9
                                                                                 =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
    Current
     Demand loan from parent                                                     $  73.6       $  73.6
     Current maturities of long-term debt                                           21.8          25.3
     Accounts payable, trade                                                        17.6          22.7
     Accrued and other current liabilities                                          11.0          15.2
     Reclamation reserve, current portion                                            5.4           6.2
                                                                                 -------       -------
       Current liabilities                                                         129.4         143.0

    Advance from parent                                                            214.5         213.2
    Long-term debt                                                                  97.9         110.6
    Reclamation reserve, non-current portion                                        25.8          24.6
    Other                                                                           15.9          20.0
                                                                                 -------       -------
                                                                                   483.5         511.4
                                                                                 =======       =======
    Commitments and contingencies

    Shareholders' equity (capital deficiency):
     Preferred stock, par value $1.00 per share, authorized 10,000,000 shares, 2,000,000 shares designated as $2.25 Series A Convertible
         Preferred Stock, no shares issued and outstanding: and 1,840,000 shares designated as $3.75 Series B Convertible Preferred Stock,
         issued and outstanding 1,840,000 shares                                     1.8           1.8
     Common stock, par value $.01 per share, authorized 200,000,000 shares,
         issued and outstanding 92,213,928 shares in 1999 and 1998                   0.9           0.9

     Paid-in capital                                                               409.4         409.4
     Accumulated deficit                                                          (476.2)       (459.6)
                                                                                 -------       -------
         Total shareholders' equity (capital deficiency)                           (64.1)        (47.5)
                                                                                 -------       -------
         Total liabilities and shareholders' equity                              $ 419.4       $ 463.9
                                                                                 =======       =======

        The accompanying notes are an integral part of these statements

                        KINAM GOLD INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)

                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30
                                                                                    2000          1999
                                                                                  -------       -------

Cash flows from operating activities
    Net loss                                                                      $ (13.2)      $  (6.0)
    Adjustments to reconcile net loss to cash flow provided from operations:
    Depreciation and depletion                                                       36.3          40.6
    Increase in reclamation reserve                                                   0.4           1.1
    (Increase) decrease in working capital items                                     (6.1)          3.8
    Other                                                                            (4.4)         (2.8)
                                                                                  -------       -------
       Cash flow provided from operating activities                                  13.0          36.7
                                                                                  -------       -------
Cash flows used in investing activities:
    Capital expenditures                                                             (6.5)         (6.1)
    Business acquisition, net of cash acquired                                          -         (30.1)
    Proceeds from sale of assets                                                        -           2.1
                                                                                  -------       -------
       Cash flow used in investing activities                                        (6.5)        (34.1)
                                                                                  -------       -------
Cash flows from financing activities:
    Repayments of financings                                                        (16.2)         (6.5)
    Proceeds from financing from parent                                               1.3           8.2
    Preferred dividends paid                                                         (3.4)         (3.4)
                                                                                  -------       -------
       Cash flow used in financing activities                                       (18.3)         (1.7)
                                                                                  -------       -------
Net (decrease) increase in cash and cash equivalents                                (11.8)          0.9

Cash and cash equivalents at January 1                                               25.1          19.0
                                                                                  -------       -------
Cash and cash equivalents at June 30                                              $  13.3       $  19.9
                                                                                  -------       -------

         The accompanying notes are an integral part of these statements

                                 KINAM GOLD INC.
                            (FORMERLY AMAX GOLD INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                   (Unaudited)

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

2.    INVENTORIES

Inventories consist of the following (in millions):

                            JUNE 30    DECEMBER 31
                              2000        1999
                            -------    -----------
Gold
     Finished goods         $   9.4      $  14.4
     Work in progress           2.6          2.7
Materials and supplies         31.5         32.1
                            -------      -------
                            $  43.5      $  49.2
                            =======      =======

3.    LONG-TERM DEBT

Long-term debt repayments during the second quarter of 2000 were comprised of capital lease repayments of $1.7 million, repayments of the Kubaka subordinated debt of $1.1 million, and repayment of the Kubaka project financing debt of $9.6 million. Included in the Kubaka project financing debt repayment is a voluntary repayment of $2.8 million ($5.0 million - 100%) of this high cost debt which was made with cash reserves held by the Kubaka operations. For the first six months of 2000 long term debt repayments were comprised of capital lease repayments of $3.7 million, repayments of the Kubaka subordinated debt of $2.9 million, and repayment of the Kubaka project financing debt of $9.6 million.

4.    HEDGE CONTRACTS

Forward sales contracts, generally on a spot deferred basis are entered into from time to time to protect the Company from the effect of price changes on precious metals sales. As of June 30, 2000 the Company had no outstanding hedge contracts.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Production Results

The following table sets forth the Company's ounces of gold production, production costs, ounces of gold sold and average realized prices for the six months and three months ended June 30, 2000 and 1999.

                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30                     JUNE 30
                                                             2000          1999          2000          1999
                                                           --------      --------      --------      --------
Gold production (ounces)
    Fort Knox                                                84,608        91,133       161,289       163,945
    Kubaka                                                   58,872        65,128       118,463       127,129
    Refugio                                                  21,866        24,308        47,532        50,733
    Hayden Hill                                               2,756         5,092         4,983         8,849
    Guanaco                                                   5,019         6,373         9,284        12,903
                                                           --------      --------      --------      --------
    Consolidated gold production                            173,121       192,034       341,551       363,559
                                                           ========      ========      ========      ========
Cash operating cost ($ per ounce of gold produced)(i)
    Fort Knox                                              $    212      $    179      $    226      $    199
    Kubaka                                                      118            94           116            96
    Refugio                                                     267           242           263           241
    Hayden Hill                                                 189           141           220           149
    Guanaco                                                     286           146           222           150
                                                           --------      --------      --------      --------
    Consolidated cash operating cost                       $    189      $    156      $    196      $    166
                                                           ========      ========      ========      ========

Total cash cost ( $per ounce of gold produced) (ii)
    Fort Knox                                                   $    212      $    179      $    226      $    199
    Kubaka                                                           155           133           153           135
    Refugio                                                          281           257           278           255
    Hayden Hill                                                      207           156           235           160
    Guanaco                                                          309           165           243           168
                                                                --------      --------      --------      --------
    Consolidated total cash cost                                $    204      $    172      $    208      $    183
                                                                ========      ========      ========      ========
Total production cost ( $per ounce of gold produced) (iii)
    Fort Knox                                                   $    319      $    287      $    337      $    310
    Kubaka                                                           267           271           293           294
    Refugio                                                          345           327           340           328
    Hayden Hill                                                      207           156           235           160
    Guanaco                                                          309           165           243           168
                                                                --------      --------      --------      --------
    Consolidated total production cost                          $    302      $    279      $    318      $    298
                                                                ========      ========      ========      ========

Ounces of gold sold                                              167,559       190,955       358,288       384,915

Average realized price per ounce of gold                        $    291      $    282      $    292      $    290

(i) Cash operating cost at the mine sites includes overhead, net of credits for silver by-product.

(ii) Total cash cost includes cash operating cost plus royalties and applicable production taxes.

(iii) Total production cost includes total cash cost plus reclamation and depreciation and depletion.


The following table provides a reconciliation of operating costs per the consolidated financial statements to operating costs for per ounce calculation of total cash costs as per the Gold Institute guidelines.

RECONCILIATION OF TOTAL CASH COSTS PER
EQUIVALENT OUNCE OF GOLD TO CONSOLIDATED FINANCIAL STATEMENTS
(millions except production in ounces and per ounce amounts)

                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   JUNE 30,                          JUNE 30,
                                                             2000             1999             2000             1999
                                                          ----------       ----------       ----------       ----------
Operating costs per financial statements                  $     35.9       $     35.9       $     76.6       $     73.0
Dore inventory change                                            0.3             (0.3)            (3.3)            (3.0)
Site restoration cost accruals                                  (0.6)            (0.6)            (1.2)            (1.2)
Contract termination costs                                                       (1.5)                             (1.5)
Refugio generator repair costs                                                                    (0.3)
Other                                                           (0.3)            (0.4)            (0.6)            (0.6)
                                                          ----------       ----------       ----------       ----------
Operating costs for per ounce calculation purposes        $     35.3       $     33.1       $     71.2       $     66.7
                                                          ----------       ----------       ----------       ----------
Gold production-ounces                                       173,121          192,034          341,551          363,559
Total cash costs per ounce of gold                        $      204       $      172       $      208       $      183

The Company reported a second quarter 2000 net loss of $6.7 million, or $.09 per share after preferred dividends, on revenue of $48.7 million, compared with a 1999 second quarter net loss of $4.2 million, or $.06 per share after preferred dividends, on revenue of $53.9 million. An operating loss of $3.4 million for the second quarter of 2000 compared with an operating loss of $1.0 million for the 1999 second quarter. Low gold prices coupled with higher cash costs contributed to the operating loss.

For the first six months of 2000 the Company had a net loss of $13.2 million, or $.18 per share after preferred dividends on revenue of $104.6 million, compared with a loss of $6.0 million, or $.10 per share after preferred dividends, on revenue of $111.6 million for the first six months of 1999. The six month loss from operations of $7.5 million compared with a 1999 six month loss from operations of $0.5 million.

The Company's average realized price in the second quarter of 2000 was $291 per ounce compared with $282 per ounce for the 1999 second quarter. The average spot price was $280 per ounce in the second quarter of 2000 compared with $273 per ounce in the second quarter of 1999. The realized price exceeded the spot price due to the amortization of the gain realized when the hedge position was closed in 1998.


PRIMARY OPERATIONS

FORT KNOX MINE

Gold production in the second quarter of 2000 was 84,608 ounces, compared with 76,681 ounces during the first quarter of 2000 and 91,133 ounces during the second quarter of 1999. In the second quarter of 2000, total cash costs were $212 per ounce of gold compared with $241 per ounce of gold during the first quarter of 2000 and $179 during the second quarter of 1999. Cash spending decreased by $0.6 million during the second quarter when compared with the first quarter of 2000. Production is expected to increase and total cash costs per ounce of gold are expected to decrease during the second half of the year as the grade of ore processed increases. Estimated gold production for 2000 remains at 350,000 ounces at total cash costs of approximately $200 per ounce. Estimated production is expected to increase to approximately 500,000 ounces per annum at lower total cash costs once production is achieved from the nearby satellite deposits in 2001.

KUBAKA MINE (54.7% OWNERSHIP INTEREST, 53% IN 1999)

The Company's share of gold production in the second quarter of 2000 was 58,872 ounces compared with 59,592 ounces during the first quarter of 2000, and 65,128 ounces during the second quarter of 1999. In the second quarter of 2000, total cash costs were $155 per ounce compared with $150 per ounce of gold in the first quarter of 2000 and $133 during the second quarter of 1999. Total cash costs per ounce of gold increased when compared with 1999 due to the additional export royalty levied in 1999. The Kubaka mine continues to perform exceptionally well, having achieved the lowest total cash costs per ounce of the Company's primary operations due to the high-grade nature of the ore body and its efficient exploitation.

REFUGIO MINE (50% OWNERSHIP INTEREST)

The Company's share of gold production in the second quarter of 2000 was 21,866 ounces, compared with 25,666 ounces in the first quarter of 2000 and 24,308 ounces during the second quarter of 1999. In the second quarter of 2000, total cash costs were $281 per ounce as compared with $276 per ounce in the first quarter of 2000 and $257 in the second quarter of 1999. Cash spending for the Company's share of production decreased by $0.9 million when compared with the first quarter of 2000. Compania Minera Maricunga (CMM), the Chilean joint venture company, placed 2.9 million tons on the leachpad during the quarter, its best quarterly tonnage performance to date. In 2000, CMM continued to improve operations and replace inefficient equipment. In the second quarter the final power generation plant was overhauled.

The Company's second quarter 2000 depreciation and depletion decreased to $16.5 million from $20.0 million in the second quarter of 1999 due primarily to decreased sales and lower depreciation rates due to the 1999 write downs.

General and administrative income of $1.2 million for the second quarter of 2000 compared with 1999 second quarter income of $1.1 million. The increased income is mainly attributable to the inclusion of the Refugio management fee in 2000.

The $0.8 million increase in exploration expense to $0.9 million for the second quarter of 2000 resulted from increased exploration near the Guanaco Mine in Chile.

Higher interest expense of $3.1 million for the second quarter of 2000, compared with $2.1 million for the 1999 second quarter, was primarily attributed to higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operations for the first six months of 2000 of $13.0 million compared with $34.7 million for the comparable 1999 six months. The decrease was due to higher cash costs and lower sales, coupled with a significant increase in working capital primarily due to reduced trade payables.

Capital spending was $6.5 million for the first six months of 2000 compared with $6.1 million during the first six months of 1999. Approximately $3.2 million was spent at Fort Knox, primarily on permitting activities of the True North property. Refugio capital spending was $2.6 million for the first six months of 2000 primarily on a new leach pad, while Kubaka spent $0.1 million and Guanaco spent $0.6 million.

The Company paid dividends to the holders of preferred shares totalling $3.4 million during the six months ended June 30, 2000 and 1999, respectively. Subsequent to June 30th, the Board of Directors has suspended the quarterly dividends on the U.S. $3.75 Series B Convertible Preferred Stock payable on August 15, 2000. This decision has been taken by the Board as a cash conservation measure due to the persistence of low gold prices and will be reviewed by the Board on a quarterly basis.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such forward-looking statements include statements regarding expected dates for gold sales, reserve additions, projected quantities of future gold production, estimated reserves and recovery rates, anticipated production rates, costs and expenditures, prices realized by the Company and expected to be realized, expected future cash flows, anticipated financing needs, growth plans and sources of financing and repayment alternatives. Factors that could cause actual results to differ materially from such forward-looking statements include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile price of gold, the political and economic risks associated with foreign operations, cost overruns, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits and approvals, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, environmental risks, the results of financing efforts and financial market conditions and other risk factors detailed in the Company's Securities and Exchange Commission filings. Refer to the Risk Factors on pages 13 to 16 of the Company's Annual Report on Form 10K as filed with the Securities and Exchange

Commission, for a more detailed discussion of risks. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

1.    COMMODITY PRICE RISKS

The Company's revenues are derived primarily from the sale of gold production. The Company's net income can vary significantly with fluctuations in the market prices of gold. At various times, in response to market conditions, the Company has entered into gold forward sales contracts for some portion of expected future production to mitigate the risk of adverse price fluctuations. The significant decline in spot gold prices in 1998 increased the value of the Company's forward sales contracts. The Company closed out these contracts in 1998 for $45.9 million in cash. (See Note 4 to the financial statements for further explantation). Based on the Company's projected 2000 sales volume, each $10 per ounce change in the average realized price on gold sales would have an approximate $7.25 million impact on revenues and pre-tax earnings.

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

3.    INTEREST RATE RISKS

As at June 30, 2000, the Company carried $105.2 million of variable rate debt, all denominated in U.S. dollars. Interest expense would change by approximately $1.1 million per year for every one percent change in interest rates.

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

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

              Exhibit Number
              --------------

              (27)     Financial Data Schedule

        (b)   Reports on Form 8-K - None


ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 23, 2000. Messrs. John A. Brough, Arthur H. Ditto, John M.H. Huxley, John W. Ivany and Brian W. Penny were elected as directors of the Company until the next annual meeting of shareholders or until their successors are elected or appointed. All of the issued and outstanding common shares were voted in favour of the election of the foregoing directors. No matters other than the election of Directors was considered at the Annual Meeting.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           KINAM GOLD INC.


                                           By:  /s/ Brian W. Penny
                                              ----------------------------------
                                                Treasurer and Director
                                                (principal financial officer)


Dated: August 11, 2000