Form 10-Q
period 2000-09-30
KINAM GOLD INC
filed 2000-11-14
CIK 814577

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________to ___________

                          Commission file number 1-9620

                                 KINAM GOLD INC.
             (Exact name of registrant as specified in its charter)



                     DELAWARE                                                 06-1199974
------------------------------------------------                  ---------------------------------
(State or other jurisdiction of incorporation or                  (IRS Employer Identification No.)
                  organization)


    185 SOUTH STATE ST., #820, SALT LAKE CITY, UTAH                           84111
------------------------------------------------------------------           ----------
        (Address of principal executive offices)                             (Zip Code)

 Registrants' telephone number, including area code                        (801) 363-9152
                                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Common Stock Outstanding, $0.01 par value, as of November 13 , 2000 -- 92,213,928 shares

                                 Total Pages - 13
                        Exhibit Index Located on Page 13

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        KINAM GOLD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions except per share amounts)
                                   (Unaudited)

                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              SEPTEMBER 30                SEPTEMBER 30
                                                           2000          1999          2000          1999
                                                          -------       -------       -------       -------
Revenues                                                  $  44.7       $  45.8       $ 149.3       $ 157.4
                                                          -------       -------       -------       -------

Costs and operating expenses (income):
    Cost of sales                                            31.2          32.4         107.8         105.4
    Depreciation and depletion                               15.4          17.2          51.7          57.8
    General and administrative                               (1.1)         (0.9)         (3.4)         (2.9)
    Exploration                                               0.6           0.2           2.1           0.7
                                                          -------       -------       -------       -------
    Total costs and operating expenses                       46.1          48.9         158.2         161.0
                                                          -------       -------       -------       -------

Loss from operations:                                        (1.4)         (3.1)         (8.9)         (3.6)
    Interest expense                                         (2.3)         (2.5)         (7.9)         (7.4)
    Interest income                                           0.4           0.6           2.1           1.1
    Other                                                    (0.1)         (1.3)         (0.1)         (1.3)
                                                          -------       -------       -------       -------
Loss before income taxes                                     (3.4)         (6.3)        (14.8)        (11.2)
Income tax expense                                           (1.6)         (0.9)         (3.4)         (2.0)
                                                          -------       -------       -------       -------
Net loss                                                     (5.0)         (7.2)        (18.2)        (13.2)
Preferred stock dividends                                    (1.7)         (1.7)         (5.1)         (5.1)
                                                          -------       -------       -------       -------
Loss attributable to common shares                        $  (6.7)      $  (8.9)      $ (23.3)      $ (18.3)
                                                          =======       =======       =======       =======

Per common share:
    Net basic and diluted loss                            $ (0.07)      $ (0.10)      $ (0.25)      $ (0.20)

Weighted average number of common shares outstanding         92.2          92.2          92.2          92.2

   The accompanying notes are an integral part of these financial statements.

                        KINAM GOLD INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in millions except per value of stock)
                                   (Unaudited)

                                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                                  2000           1999
                                                                              -------------  ------------
ASSETS
    Current
       Cash and equivalents                                                       $ 19.2        $ 25.1
       Inventories                                                                  46.0          49.2
       Receivables                                                                  19.8          21.8
       Other                                                                         3.9           2.2
                                                                                  ------        ------
          Current assets                                                            88.9          98.3

    Property, plant and equipment, net                                             311.8         351.0
    Other                                                                           14.8          14.6
                                                                                  ------        ------
                                                                                  $415.5        $463.9
                                                                                  ======        ======
LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
    Current
       Demand loan from parent                                                    $ 73.6        $ 73.6
       Current maturities of long-term debt                                         21.7          25.3
       Accounts payable, trade                                                      20.3          22.7
       Accrued and other current liabilities                                        15.7          15.2
       Reclamation reserve, current portion                                          4.1           6.2
                                                                                  ------        ------
         Current liabilities                                                       135.4         143.0

    Advance from parent                                                            215.0         213.2
    Long-term debt                                                                  95.7         110.6
    Reclamation reserve, non-current portion                                        26.4          24.6
    Other                                                                           13.8          20.0
                                                                                  ------        ------
                                                                                   486.3         511.4
                                                                                  ------        ------
    Commitments and contingencies
    Shareholders' equity (capital deficiency):
       Preferred stock, par value $1.00 per share, authorized 10,000,000 shares, 2,000,000 shares designated as $2.25 Series A Convertible
          Preferred Stock, no shares issued and outstanding: and 1,840,000 shares designated as $3.75 Series B Convertible Preferred Stock,
          issued and outstanding 1,840,000 shares                                    1.8          1.8
       Common stock, par value $.01 per share, authorized 200,000,000 shares, issued and outstanding 92,213,928 shares
                                                                                     0.9          0.9
       Paid-in capital                                                             409.4        409.4
       Accumulated deficit                                                        (482.9)      (459.6)
                                                                                  ------       ------
          Total shareholders' equity (capital deficiency)                          (70.8)       (47.5)
                                                                                  ------       ------

             Total liabilities and shareholders' equity (capital deficiency)      $415.5       $463.9
                                                                                  ======       ======

         The accompanying notes are an integral part of these statements

                        KINAM GOLD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30
                                                                      2000        1999
                                                                      ----        ----
Cash flows from operating activities
    Net loss                                                         $(18.2)     $(13.2)
    Adjustments to reconcile net loss to cash flow provided from operations:
       Depreciation and depletion                                      51.7        57.8
       Increase (decrease) in reclamation reserve                      (0.3)        1.6
       Decrease  in working capital items                               0.6         5.5
       Other                                                           (6.5)       (5.0)
                                                                      -----       -----
          Cash flow provided from operating activities                 27.3        46.7
                                                                      -----       -----

Cash flows used in investing activities:
    Capital expenditures                                              (13.1)      (12.7)
    Business acquisition, net of cash acquired                           --       (30.1)
    Proceeds from sale of assets                                         --         2.1
                                                                      -----       -----
          Cash flow used in investing activities                      (13.1)      (40.7)
                                                                      -----       -----

Cash flows from financing activities:
    Repayments of financings                                          (18.5)       (6.9)
    Proceeds from financings                                             --         3.7
    Proceeds from financings from parent                                1.8         8.2
    Preferred stock dividends                                          (3.4)       (5.1)
                                                                      -----       -----
          Cash flow used in financing activities                      (20.1)       (0.1)
                                                                      -----       -----

Net (decrease) increase in cash and cash equivalents                   (5.9)        5.9

Cash and cash equivalents at January 1                                 25.1        19.0
                                                                      -----       -----
Cash and cash equivalents at September 30                             $19.2       $24.9
                                                                      =====       =====

         The accompanying notes are an integral part of these statements

                                 KINAM GOLD INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

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

2.      ECONOMIC DEPENDENCE

The Company relies solely on Kinross for funding the portion of operating costs, capital expenditures, general corporate expenditures and debt and interest payments not funded by cash flow from operations. Assuming the price of gold remains at current levels the Company anticipates additional borrowings from its parent for the remainder of 2000 as well as in 2001. While Kinross has funded these obligations in the past it is under no obligation to do so, and there can be no assurance that the Company may not have to seek funding from other sources in the future. These financial statements have been prepared on a going-concern basis which assumes continuity of operations and realization of assets and settlement of liabilities in the normal course of business.

3.      INVENTORIES

Inventories consist of the following (in millions):

                                                  SEPTEMBER 30   DECEMBER 31
                                                      2000          1999
                                                  ------------   -----------
Gold
    Finished goods                                      $14.4      $14.4
    Work in progress                                      3.1        2.7
Materials and supplies                                   28.5       32.1
                                                         ----       ----
                                                        $46.0      $49.2
                                                        =====      =====

4.      LONG-TERM DEBT

Long-term debt repayments during the third quarter of 2000 were comprised of capital lease repayments of $2.3 million. For the first nine months of 2000 long term debt repayments were comprised of capital lease repayments of $6.0 million, repayments of the Kubaka subordinated debt of $2.9 million, and repayment of the Kubaka project financing debt of $9.6 million.

5.      HEDGE CONTRACTS

Forward sales contracts, generally on a spot deferred basis are entered into from time to time to protect the Company from the effect of price changes on precious metals sales. As of September 30, 2000 the Company had no outstanding hedge contracts.

During July 1998, the Company liquidated its hedge position and received approximately $45.9 million in cash. In connection with the transaction the Company recognized a gain of $41.7 million, net of costs previously incurred. The gain is being included in revenue over the period the underlying hedge contracts were originally scheduled to expire. The company realized $4.2 million and $1.4 million for the first nine months and third quarter respectively relating to the amortization of these hedge gains.

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

7.      SUBSEQUENT EVENTS

On November 8, 2000, mining operations at the Refugio open pit were idled. Kinross is taking this decision in its capacity as the operator to conserve cash in light of the decision of Bema Gold Corporation, the Company's Joint Venture partner, ("Bema") to not fund recent cash calls and continued weak gold prices. Bema disputes Kinross' right to make this decision. Crushing operations at Refugio will continue processing the broken rock inventory as the operation is prepared to enter a residual leach mode. Production of gold will continue during residual leaching as the in-process inventory is reduced. However, production from the Refugio mine will decline and eventually cease unless operations in the open pit are resumed. As a result of the high production costs it is not anticipated that this will occur until the price of gold increases substantially.

8.      2000 FIGURES

Certain of the 1999 figures have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRODUCTION RESULTS

The following table sets forth the Company's ounces of gold production, production costs, ounces of gold sold and average realized prices for the three months and nine months ended September 30, 2000 and 1999.

                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 SEPTEMBER 30                SEPTEMBER 30
                                                              2000          1999          2000          1999
                                                            --------      --------      --------      --------
Gold production (ounces)
    Fort Knox                                                 88,675        95,974       249,964       259,919
    Kubaka                                                    60,555        57,234       179,018       184,363
    Refugio                                                   16,414        17,193        63,946        67,926
    Hayden Hill                                                2,007         3,925         6,990        12,774
    Guanaco                                                    3,186         4,374        12,470        17,277
                                                            --------      --------      --------      --------
       Consolidated gold production                          170,837       178,700       512,388       542,259
                                                            ========      ========      ========      ========

Cash operating cost ($ per ounce of gold produced)(1)
    Fort Knox                                               $    209      $    184      $    220      $    193
    Kubaka                                                       102            95           111            96
    Refugio                                                      308           307           275           256
    Hayden Hill                                                  169           171           205           156
    Guanaco                                                      249           199           229           162
                                                            --------      --------      --------      --------
       Consolidated cash operating cost                     $    181      $    167      $    189      $    166
                                                            ========      ========      ========      ========

Total cash cost ($ per ounce of gold produced)(2)
    Fort Knox                                             $    209      $    184      $    220      $    193
    Kubaka                                                     134           134           146           137
    Refugio                                                    322           322           289           270
    Hayden Hill                                                181           181           219           167
    Guanaco                                                    277           218           252           181
                                                          --------      --------      --------      --------
       Consolidated total cash cost                       $    194      $    182      $    204      $    183
                                                          ========      ========      ========      ========

Total production cost ($ per ounce of gold produced)(3)
    Fort Knox                                             $    317      $    294      $    330      $    304
    Kubaka                                                     220           238           268           276
    Refugio                                                    376           400           349           344
    Hayden Hill                                                277           181           219           167
    Guanaco                                                    181           218           252           181
                                                          --------      --------      --------      --------
       Consolidated total production cost                 $    286      $    282      $    307      $    293
                                                          ========      ========      ========      ========

Ounces of gold sold                                        150,968       167,141       509,256       552,056

Average realized price per ounce of gold                  $    296      $    274      $    293      $    285

(1) Cash operating cost at the mine sites includes overhead, net of credits for silver by-product.
(2) Total cash cost includes cash operating cost plus royalties and applicable production taxes.
(3) Total production cost includes total cash cost plus reclamation and depreciation and depletion.

The following table provides a reconciliation of operating costs per the consolidated financial statements to operating costs for per ounce calculation of total cash costs as per the Gold Institute guidelines

RECONCILIATION OF TOTAL CASH COSTS PER
EQUIVALENT OUNCE OF GOLD TO CONSOLIDATED FINANCIAL STATEMENTS
(millions except production in ounces and per ounce amounts)

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30                    SEPTEMBER 30
                                                        ---------------------------       ---------------------------
                                                           2000             1999            2000              1999
                                                        ----------       ----------       ----------       ----------
Operating costs per financial statements                $     31.2       $     32.4       $    107.8       $    105.4
Dore inventory change                                          3.3              0.1              0.0             (2.9)
Site restoration cost accruals                                (0.3)            (0.4)            (1.5)            (1.6)
Contract termination costs                                      --               --               --             (1.5)
Other                                                         (1.1)             0.4             (2.0)            (0.2)
                                                        ----------       ----------       ----------       ----------
Operating costs for per ounce calculation purposes      $     33.1       $     32.5       $    104.3       $     99.2
                                                        ----------       ----------       ----------       ----------
Gold production -- ounces                                  170,837          178,700          512,388          542,259
Total cash costs per ounce of gold                      $      194       $      182       $      204       $      183

The Company reported a third quarter 2000 net loss of $5.0 million, or $.07 per share after preferred dividends, on revenue of $44.7 million, compared with a 1999 third quarter net loss of $7.2 million, or $.10 per share after preferred dividends, on revenue of $45.8 million. The Company had an operating loss of $1.4 million for the third quarter of 2000 compared with an operating loss of $3.1 million for the 1999 third quarter. Low gold prices contributed to the operating losses in both quarters.

For the first nine months of 2000 the Company had a net loss of $18.2 million, or $.25 per share after preferred dividends, on revenue of $149.3 million, compared with a net loss of $13.2 million, or $.20 per share after preferred dividends, on revenue of $157.4 million for the first nine months of 1999. The nine month loss from operations of $8.9 million compared with a 1999 nine month loss from operations of $3.6 million due to reduced gold production and higher Russian taxes.

The Company's average realized price for gold in the third quarter of 2000 was $296 per ounce compared with $274 per ounce for the 1999 third quarter. The average spot price was $277 per ounce in the third quarter of 2000 compared with $259 per ounce in the third quarter of 1999. The realized price exceeded the spot price due to the amortization of the gain realized when the hedge position was closed in 1998.

The Company's share of gold production was 170,837 ounces during the third quarter of 2000 compared with 178,700 ounces in the third quarter of 1999. Revenue from gold was $44.7 million during the third quarter of 2000 compared with $45.8 million during the third quarter of 1999.

For the first nine months of 2000, the Company's share of gold production was 512,388 ounces compared with 542,259 ounces in 1999. Revenue from gold was $149.3 million during the first nine months of 2000 compared with 157.4 million in 1999. In the first nine months of 2000, the Company realized $293 per ounce of gold, as compared with $285 per ounce in 1999. The average spot price for gold was $282 per ounce in the first nine months of 2000 as compared with $273 in the first nine months of 1999.

The Company's third quarter 2000 depreciation and depletion decreased to $15.4 million from $17.2 million in the third quarter of 1999 due primarily to decreased sales and lower depreciation rates due to the $100.6 million writedown of the Company's mining properties in the fourth quarter of 1999.

General and administrative income of $1.1 million for the third quarter of 2000 compared with 1999 third quarter income of $0.9 million. The increased income is mainly attributable to the inclusion of the Refugio management fee in 2000.

The $0.4 million increase in exploration expense to $0.6 million for the third quarter of 2000 resulted from increased exploration near the Guanaco Mine in Chile and the Kubaka mine in Russia.

Lower interest expense of $2.3 million for the third quarter of 2000, compared with $2.5 million for the 1999 third quarter, was primarily attributed to lower debt balances partially offset by higher interest rates.

MINING OPERATIONS

FORT KNOX MINE

Gold production in the third quarter of 2000 was 88,675 ounces, compared with 95,974 ounces during the third quarter of 1999 due to milling of lower grade ore. In the third quarter of 2000, total cash costs were $209 per ounce of gold compared with $184 during the third quarter of 1999. Operating costs increased nominally when compared with the second quarter of 2000. Production is expected to increase and total cash costs per ounce of gold are expected to decrease during the fourth quarter of the year as the grade of ore processed increases.

KUBAKA MINE (54.7% OWNERSHIP INTEREST, 53% IN 1999)

The Company's share of gold production in the third quarter of 2000 was 60,555 ounces compared with 57,234 ounces during the third quarter of 1999. In the third quarter of 2000, total cash costs were $134 per ounce of gold compared with $134 per ounce during the third quarter of 1999 due to increased throughput of lower grade ore partially offset by reduced royalties.

REFUGIO MINE (50% OWNERSHIP INTEREST)

The Company's share of gold production in the third quarter of 2000 was a disappointing 16,414 ounces compared with 17,193 ounces during the third quarter of 1999. In the third quarter of 2000, total cash costs were $322 per ounce of gold compared with $322 in the third quarter of 1999. Cash spending for the Company's share of production decreased by $0.4 million when compared with the third quarter of 1999, but the reduced spending did not compensate for the poor operating performance during the quarter.

As of November 8, 2000, mining operations in the open pit were idled. Kinross is taking this decision in its capacity as the operator to conserve cash in light of the decision of Bema Gold Corporation to not fund recent cash calls and continued weak gold prices. Bema disputes Kinross' right to make this decision. Crushing operations at Refugio will continue processing the broken rock inventory as the operation is prepared to enter a residual leach mode. Production of gold will continue during residual leaching as the in-process inventory is reduced. However, production from the Refugio mine will decline and eventually cease unless operations in the open pit are resumed. As a result of the high production costs it is not anticipated that this will occur until the price of gold increases substantially.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operations for the first nine months of 2000 of $27.3 million compared with $46.7 million for the comparable 1999 nine months. The decrease was due to higher operating costs, lower sales, and increased reclamation spending.

Capital spending was $13.1 million for the first nine months of 2000 compared with $12.7 million during the first nine months of 1999. Approximately $9.4 million was spent at Fort Knox, primarily on permitting activities of the True North property and additions to the mining fleet. Refugio capital spending was $2.9 million for the first nine months of 2000 primarily on a new leach pad, while Kubaka spent $0.2 million and Guanaco spent $0.6 million.

The Board of Directors has suspended the quarterly dividends on the U.S. $3.75 Series B Convertible Preferred Stock payable on August 15th, and November 15, 2000. This decision has been taken by the Board as a cash conservation measure due to the persistence of low gold prices and will be reviewed by the Board on a quarterly basis.

The Company relies solely on Kinross for funding the portion of operating costs, capital expenditures, general corporate expenditures and debt and interest payments not funded by cash flow from operations. The Company continues to conserve cash whenever possible including approving only capital expenditures necessary to sustain operations, continued low exploration expenditures, suspending the payment of preferred stock dividends and continually monitoring operating costs at all its operations. However, as a result of continued low gold prices the Company has borrowed $1.8 million from its parent in 2000. Assuming the price of gold remains at current levels the Company anticipates additional borrowings from its parent for the remainder of 2000 as well as in 2001. While Kinross has funded these obligations in the past it is under no obligation to do so, and there can be no assurance that the Company may not have to seek funding from other sources in the future.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

1.      COMMODITY PRICE RISKS

The Company's revenues are derived primarily from the sale of gold production. The Company's net income can vary significantly with fluctuations in the market prices of gold. Based on the Company's projected 2000 sales volume, each $10 per ounce change in the average realized price of gold sales would have an approximate $7 million impact on revenues and pre-tax earnings. At various times, in response to market conditions, the Company has entered into gold forward sales contracts for some portion of expected future production to mitigate the risk of adverse price fluctuations. The significant decline in spot gold prices in 1998 increased the value of the Company's forward sales contracts. The Company closed out these contracts in 1998 for $45.9 million in cash. (See Note 4 to the financial statements for further explantation. The Company does not currently hold any forward sales contracts.

2.      FOREIGN CURRENCY EXCHANGE RISK

The Company conducts the majority of its operations in the U.S., Russia, and Chile. Currency fluctuations affect the cash flow that the Company will realize from its non-U.S. operations as gold is sold primarily in U.S. dollars, while production costs are incurred in Russian rubles and Chilean pesos. The Company's results are positively affected when the U.S. dollar strengthens against these foreign currencies and adversely affected when the U.S. dollar weakens against these foreign currencies. The Company's cash and equivalent balances are held in U.S. dollars. Holdings denominated in other currencies are relatively insignificant. The Company does not currently engage in currency hedging transactions.

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

3.    INTEREST RATE RISKS

As at September 30, 2000, the Company carried $105.2 million of variable rate debt, all denominated in U.S. dollars. Interest expense would change by approximately $1.1 million per year for every one percent change in interest rates.

                          PART II -- OTHER INFORMATION

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

             (b)      Reports on Form 8-K -- None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      KINAM GOLD INC.



                                      By   /s/ Brian W. Penny
                                      -----------------------------
                                      Treasurer and Director
                                      (principal financial officer)





Dated: November 13, 2000