Form 10-K405
period 2000-12-31
KINAM GOLD INC
filed 2001-04-05
CIK 814577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[A] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______.

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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (801) 363-9152

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------       -----------------------------------------
   $3.75 SERIES B CONVERTIBLE                  NEW YORK STOCK EXCHANGE
PREFERRED STOCK, $1.00 PAR VALUE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENTS TO THIS FORM 10-K. [X]

AS OF MARCH 28, 2001, THERE WERE 1,840,000 SHARES OF THE REGISTRANT'S $3.75 SERIES B CONVERTIBLE PREFERRED STOCK OUTSTANDING. THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES (CONSISTING SOLELY OF SERIES B CONVERTIBLE PREFERRED SHARES), AT THE CLOSING PRICE OF $7.51 ON MARCH 28, 2001 WAS APPROXIMATELY $13.8 MILLION.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S INFORMATION STATEMENT TO BE DISTRIBUTED IN CONNECTION WITH THE REGISTRANT'S ANNUAL MEETING OF SHAREHOLDERS TO BE HELD DURING 2001 ARE INCORPORATED BY REFERENCE IN PART III OF THIS REPORT.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve risks and uncertainties. The reader is cautioned that the actual results of Kinam Gold Inc. will differ (and may differ materially) from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those factors discussed under "Items 1, and 2, Business and Properties - Risk Factors," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report generally.


                                     PART I

                     ITEMS 1 AND 2. BUSINESS AND PROPERTIES

Kinam Gold Inc. ("Kinam" or the "Company") and its subsidiaries are engaged in the mining and processing of gold and silver ore and in the exploration for, and acquisition and development of, gold-bearing properties, principally in the Americas, Russia, and Chile. The Company's share of production from its operating properties totaled 718,395 ounces of gold equivalent during 2000, and as of December 31, 2000, its share of proven and probable reserves in all its properties totaled approximately 167 million tons of ore reserves with an average grade of 0.028 ounces of gold per ton, or 4.7 million contained ounces of gold. Except as otherwise expressly indicated in this report, all monetary amounts are expressed in United States dollars.

The Company was incorporated in Delaware in 1987. On June 1, 1998, the Company completed a merger with Kinross Gold Corporation ("Kinross") providing for a combination of their businesses. In the merger, the former holders of common stock of the Company received common stock of Kinross and the Company issued to Kinross 92.2 million shares of the Company's common stock, representing all of the issued and outstanding common shares of the Company. Kinross subsequently transferred ownership of such shares to Kinross Gold U.S.A., Inc., a wholly-owned subsidiary of Kinross, which is currently the sole common shareholder of the Company. On September 18, 1998, the Company adopted an amendment to its certificate of incorporation to change its name to Kinam Gold Inc.

The Company's operating properties consist of a 100% interest in the Fort Knox mine near Fairbanks, Alaska, a 54.7% interest in the Kubaka mine in the Magadan Oblast situated in Far East Russia and a 50% interest in the Refugio mine in Chile. The Company also owns the Hayden Hill mine in Lassen County, California, and a 90% interest in the Guanaco mine in Chile. Mining at Hayden Hill and Guanaco was completed during 1997 and residual leaching will continue during 2001 at both mines. In addition the Company owns the Haile property in Lancaster County, South Carolina. The Company also owns a 50% interest in the Sleeper mine in Humboldt County, Nevada, and the Wind Mountain mine in Washoe County, Nevada, which are in reclamation. During 1999, the Company acquired a 65% interest in the True North property located near the Fort Knox mine. Kinam holds its interest in each of these properties in accordance with industry standards. The locations of the Company's properties are shown on the map on page 3 and descriptions are set forth below. Data relating to the Company's domestic and foreign operations reportable segments, assets and export sales are included in
Note 12 to the Consolidated Financial Statements of the Company.

All reserve information is given as of December 31, 2000. Except as otherwise noted, references to tons and ounces are to short tons of 2,000 pounds and to troy ounces of 31.103 grams, respectively. Production is defined as gold or silver produced in the form of dore plus any inventory in mill carbon circuits. Gold equivalent production represents gold production plus silver production computed into gold ounces using market price ratios. The silver to gold price ratio was 56.33 in 2000, 53.40 in 1999 and 53.17 in 1998. Tons mined include removal of waste required to access ore. Total cash costs include all operating costs at the mine site, including overhead, proceeds taxes and royalties, and exclude reclamation costs.

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

Heap leaching is a lower cost processing method applied principally to oxidized ores. The heap leach recovery rate is generally lower than for milling. In the heap leaching process, crushed and/or run-of-mine ore is loaded onto leachpads. The ore is irrigated with a weak cyanide solution that penetrates the ore, dissolving the gold and silver. The pregnant solution is collected and pumped through activated carbon or a Merrill Crowe zinc precipitation plant to remove the metals from the solution. After the gold and silver is stripped from the carbon or processed from the zinc precipitate, it is smelted into dore, which is shipped to refiners for further processing.

The terms Kinam and the Company when used herein may refer collectively to Kinam Gold Inc. and its subsidiaries and affiliates or to one or more of them depending on the context.

                                     [MAP]

FORT KNOX MINE

The Fort Knox mine is located in the Fairbanks Mining District, 15 air miles northeast of Fairbanks, Alaska.

Operations. Fort Knox achieved commercial production on March 1, 1997. Construction of the mine was completed at a capital cost of approximately $373 million, which included approximately $28 million in capitalized interest. The operation includes an open-pit mine, a conventional 41,000 tons per day (15 million tons per year) mill and process plant, a tailings storage facility and a fresh water reservoir to supply process water. The process facilities are designed as a zero discharge system. Power is supplied by the public utility serving the area over a distribution line paid for by the Company. Access from Fairbanks is by 21 miles of paved highway and five miles of unpaved road. The mine and plant are designed to operate year round and to produce approximately 300,000 to 500,000 ounces of gold per year depending on the grade of ore processed. There were approximately 280 employees as at December 31, 2000. In 1999, following a comprehensive evaluation of the property using estimated future net cash flows, estimated recoverable ounces and an estimated future gold price of $300 per ounce, the Company recorded a $72.9 million writedown of the Fort Knox mine. In 1998, based on an estimated future gold price of $325 per ounce, the Company recorded a $140.3 million writedown. See Note 5 of the Consolidated Financial Statements for further discussion of the writedowns.

The following table presents operating data for the Fort Knox mine for the years indicated.

                                 FORT KNOX MINE

                                           2000           1999           1998
                                       -----------    -----------    -----------
Tons mined                              35,606,900     30,349,900     33,293,900
Tons of ore milled                      14,994,900     13,816,100     13,741,600
Average mill head grade (oz. per ton)         .027           .028          0.029
Mill recovery rate (%)                          89             90             90

Equivalent ounces of gold produced         362,959        351,120        365,452

Cost per ounce of gold produced:
 Total cash costs                      $       203    $       194    $       189
 Reclamation                                     3              3              3
 Depreciation and depletion                    104            110            156
                                       -----------    -----------    -----------
   Total production costs              $       310    $       307    $       348
                                       ===========    ===========    ===========

The mill operated seven days per week in 2000 and averaged 40,970 tons of ore processed per operating day. The Fort Knox mine and mill operations have worked in excess of 0.8 million man hours without a lost time accident.

Property Position. The Fort Knox claim block covers approximately 51,000 acres and consists of two state mining leases, approximately 1,600 state mining claims, 1,100 acres of patented federal mining claims, and two unpatented federal mining claims. The current reserve is located on approximately 1,300 acres of land held under a state upland mining lease that expires in 2014. This may be renewed for a period not to exceed 55 years. The upland lease is subject to a 3% Alaska production royalty based on net income and is payable to the State of Alaska Mental Health Trust. All production from state claims is subject to the State of Alaska Mine License Tax following a 3 year tax grace period after production commences. The mine licence tax rate is graduated from 3% to 7% of taxable income. A 1% net smelter return royalty and a 10% overriding net profits interest is payable on certain of the patented federal mining claims. There were no royalties paid during 2000 and 1999. The Fort Knox property has been pledged as security against the syndicated credit facility which supports $71.0 million of industrial revenue bonds issued to finance construction of the Fort Knox solid waste disposal facility.

Geology and Reserves. The Fort Knox gold deposit occurs as porphyry-style mineralization of the type usually associated with copper and molybdenum ore bodies. The ore is hosted within the upper margins of a granitic intrusion in a stockwork of small quartz veins and shear zones. The veins and shears are fractions of an inch to ten inches wide with erratic and widely-spaced distribution. The gold occurs as fine grains of free gold disseminated within and along the margins of the veins and shears. The deposit has a dimension of about 5,000 by 2,500 feet, elongated in an east-west direction and extending to depths of 1,000 feet. The geology is relatively simple and the rocks are weakly altered. Grade is usually related to the degree of fracturing and veining of the rocks. Because of the low grade and erratic distribution of gold, the Company is mining on a bulk tonnage basis. The following table sets forth the proven and probable reserves for the Fort Knox mine.

                                 FORT KNOX MINE
                          PROVEN AND PROBABLE RESERVES

                                       AS AT DECEMBER 31,
                ----------------------------------------------------------------
                             2000                              1999
                ------------------------------    ------------------------------
                           AVERAGE                           AVERAGE
                            GRADE      GOLD                   GRADE     GOLD
                 TONS      (OZ PER    CONTENT      TONS      (OZ PER   CONTENT
                (000's)      TON)    (000's OZ)   (000's)      TON)   (000's OZ)
                -------    -------   ----------   -------    -------  ----------
Proven          115,560     0.023       2,678     116,340     0.024     2,803
Probable          7,579     0.023         172       6,968     0.024       165
                -------                 -----     -------               -----
Total           123,139     0.023       2,850     123,308     0.024     2,968
                =======                 =====     =======               =====

The December 31, 2000 Fort Knox reserves were calculated by the Company in accordance with definitions and guidelines provided by The Society for Mining, Metallurgy and Exploration ("SMME"). The reserves were calculated using a gold price of $300 per ounce and a gold cut-off grade of 0.013 ounces per ton. The Company estimates that mill recovery will continue to be approximately 89%. Proven and probable reserves decreased by 118,000 ounces of gold in 2000. While 408,000 ounces were consumed by production, pit optimization added 290,000 ounces to reserves.

The property position at the Fort Knox mine was enhanced by the acquisition of a 65% ownership share in the nearby True North property during 1999. In addition, the remaining 35% of the True North property and the Ryan Lode property were acquired by Kinross Gold USA, Inc., the parent company of Kinam, and were transferred to Kinam effective January 1, 2001. The acquisition of the True North and Ryan Lode deposits will allow the Company to increase annual production at the Fort Knox operations to approximately 450,000 ounces per annum. The Company received all of the required permits to develop the Hindenburg zone which contains 65% of the True North reserve, effective
January 24, 2001. Details of the True North and Ryan Lode property position, geology and ore reserves are set forth below:

TRUE NORTH PROPERTY

Property Position: The True North Property covers approximately 7,100 acres and consists of 255 State of Alaska mining claims and one State of Alaska mill site lease. The State lease and state mining claims surrounding the current reserves are subject to a 3% Alaska production royalty based on net income. The state lease and state claims are also subject to the State of Alaska Mine License Tax following a three year tax grace period after production commences. The mine license tax is graduated from 3 to 7% of taxable income. In addition the claims are subject to net smelter royalties ranging from 3.5 to 5%, based on the gold price less any advanced royalties paid, payable to the claim owners. The property is located 11 miles from the Fort Knox mill, and will be accessible by a new all weather road in order to transport ore to the Fort Knox mill. Construction is proceeding on plan and the access road is scheduled for completion in March 2001. The True North property has been pledged as security against the syndicated credit facility which supports $71.0 million of industrial revenue bonds issued to finance construction of the Fort Knox solid waste disposal facility.

Geology and Reserves: The True North property is hosted by metamorphic rock of the Chatanika Terane, including quartz-mica schist, quartzite, eclogite, amphibolite, marble and argillite. Some units are graphitic. Gold occurs in nearly flat-lying to moderately dipping shear zones and along faulted contacts. These zones horsetail and are typically 30 to 50 feet thick. The deposit was originally identified as occurring in three zones, the Hindenburg, Central, and Shepard. They now all appear to be part of a single zone with a continuous strike length of roughly 5,000 feet. Average gold grades are 0.050 ounces of gold per ton, although higher grades in excess of 1 ounce per ton occur locally. The following table sets forth the proven and probable reserves for the True North property.

                               TRUE NORTH PROPERTY
                          PROVEN AND PROBABLE RESERVES

                                                       AS AT DECEMBER 31,
               ---------------------------------------------------------------------------------------------------
                                        2000                                          1999
               -----------------------------------------------    ------------------------------------------------
                                              GOLD CONTENT                                        GOLD CONTENT
                                          --------------------                               ---------------------
                                               (000's OZ)                                          (000's OZ)
                                          --------------------                               ---------------------
                TONS       AVG. GRADE              THE COMPANY     TONS      AVG. GRADE                THE COMPANY
               (000's)   (OZ PER TON)     TOTAL     65% SHARE     (000's)   (OZ PER TON)     TOTAL      65% SHARE
               -------   -------------    -----    -----------    -------   ------------     -----     -----------
Proven             --           --          --           --           --          --           --           --
Probable       12,259        0.050         611          397        7,242        0.063         459          298
               ------                      ---          ---        -----                      ---          ---
Total          12,259        0.050         611          397        7,242        0.063         459          298
               ======                      ===          ===        =====                      ===          ===

The December 31, 2000 True North reserves were calculated by the Company in accordance with definitions and guidelines provided by SMME. The reserves were calculated using a gold price of $300 per ounce and a gold cut-off grade of
0.017 ounces per ton. Proven and probable reserves increased by 152,000 ounces in 2000 due to exploration drilling during the year. The Company estimates the mill recovery of the True North deposit to be approximately 82%.

On December 31, 2000, the Board of Directors gave approval for the Company to enter into an agreement with Kinross Gold U.S.A. Inc. to acquire all of the outstanding common shares of La Teko Resources Inc., a wholly owned subsidiary of Kinross. The assets of La Teko include the Ryan Lode project and the remaining 35% of the True North project.

Proven and probable reserves of the Ryan Lode property plus the balance of the True North property are 6.8 million tons at .064 ounces per ton containing 439,000 ounces of gold.

RYAN LODE PROPERTY

Property Position. The Ryan Lode Property is located on the southeast flank of Ester Dome, approximately 8 miles west of Fairbanks, Alaska. The property is comprised of 15 federal claims, 50 State of Alaska mining claims which cover an area of approximately 1,275 acres and are held under a lease agreement which calls for a 5% gross mineral value royalty on production and annual royalty payments, currently $150,000 per year. A 3% net smelter return royalty is payable on the surrounding Bar and St. Patrick claims comprising a total of 284 acres. The state claims are subject to a 3% State of Alaska production royalty based on net income and the State of Alaska Mine License Tax, following a three year tax grace period after production commences. The mine license tax is graduated from 3 to 7% of taxable income. The property is located 40 miles from the Fort Knox mill and is accessible by 33 miles of paved highway and 7 miles of gravel road. The Ryan Lode property has been pledged as security against the syndicated credit facility which supports $71.0 million of industrial revenue bonds issued to finance construction of the Fort Knox solid waste disposal facility.

Geology and Reserves. The principal rock unit in the Ryan Lode area is the Cleary Sequence member of the Fairbanks Schist, consisting of varied rock types, including quartz mica schist and quartzite, along with marble, calcareous quartz-mica schist, and carbonaceous units. Granite intrusions are found near and within the Curlew deposit, south of the Ryan Shear. The gold in both the Ryan and Curlew ore bodies occurs in mineralized quartz veins, breccias, and gouge zones within broad shear zones. The gold occurs with sulfide minerals including pyrite, arsenopyrite, and local stibnite. Higher-grade gold mineralization typically occurs next to the hanging wall of the shear, with lower grade mineralization below this. The Ryan Shear, which reaches 150 feet in thickness in places, has been traced by drilling for over one half mile and is contained in metasedimentary and metavolcanic rocks of the Fairbanks Schist. The Curlew Shear, which may be an offset, southern continuation of the Ryan Shear, ranges up to 180 feet in thickness. Mineralization is typically oxidized to depths of 200 to 300 feet. The oxidized zone demonstrates good gold recoveries by leaching while rates of gold recovery by leaching decrease at increasing depths below the oxidized zone.

The following table sets forth the proven and probable reserves for the Ryan Lode property.

                               RYAN LODE PROPERTY
                          PROVEN AND PROBABLE RESERVES

                                                       AS AT DECEMBER 31,
                 -----------------------------------------------------------------------------------------------
                                    2000                                             1999
                 --------------------------------------------     ----------------------------------------------
                                                 GOLD CONTENT                                       GOLD CONTENT
                  TONS           AVG. GRADE       (000's OZ)         TONS          AVG. GRADE       (000's OZ)
                 (000's)       (OZ PER  TON)                       (000's)       (OZ PER  TON)
                 -------       -------------     ------------     --------       -------------      ------------
Proven               --               --              --               --               --              --
Probable          2,541            0.089             225            2,413            0.089             214
                  -----            -----             ---            -----            -----             ---
Total             2,541            0.089             225            2,413            0.089             214
                  =====            =====             ===            =====            =====             ===

The December 31, 2000 Ryan Lode reserves were calculated by the Company in accordance with definitions and guidelines adopted by the SMME. The reserves were calculated using a gold price of $300 per ounce and a gold cut-off grade of
0.035 ounces per ton. The Company estimates the mill recovery of the Ryan Lode deposit to be approximately 82%.

KUBAKA MINE

The Company indirectly owns a 54.7% interest in Omolon Gold Mining Company ("Omolon"), a Russian joint stock company, which operates the Kubaka mine. Kubaka is located in the Russian Far East, approximately 200 miles south of the Arctic Circle and 600 miles northeast of the major port city of Magadan. Kinam completed the acquisition of 50% of Kubaka from Cyprus Amax during May 1997. On December 16, 1998, the Company acquired an additional 3% of Omolon from a Russian partner in consideration for settling obligations of the Russian partner for $3.8 million. Repayment of the $3.8 million owing to the Company by the Russian partner will be made from the Russian partner's share of dividends from Omolon. The Russian partner has the right to reacquire the 3% interest in Omolon for approximately $7.5 million. On December 31, 1999 the Company acquired a further 1.7% of Omolon for $0.3 million. The remaining 45.3% interest in Omolon is owned by Russian parties. See Notes 5 and 6 to the Consolidated Financial Statements for further information relating to the acquisition and financing of the mine.

Operations. Commercial production was achieved at Kubaka on June 1, 1997. Construction of the mine was completed at a total capital cost of approximately $242 million. This amount includes certain financing costs, working capital and about $14 million in capitalized interest. The operation consists of an open pit mine, a conventional 2,500 tons per day (925,000 tons per year) mill and process plant, a tailings storage facility and a reclaim water retention facility to supply process water. On-site diesel generators provide power. Facilities include a permanent camp with access from Magadan provided by fixed wing aircraft, helicopter and a winter road, which is generally open from January through April. The Kubaka mine's remote location in the sub-Arctic region requires the Company to plan for operations in extreme cold and to provide all services and facilities on-site. The mine and plant are designed to produce approximately 400,000 to 450,000 ounces of gold per year, depending on grade of ore processed, of which the Company's share in 2000 was 54.7%. There were approximately 450 employees at December 31, 2000.

The following table presents operating data for the Kubaka mine for the years indicated.

                                   KUBAKA MINE
                                 OPERATING DATA

                                                              2000             1999             1998
                                                          -----------      -----------      -----------
            Tons mined(1)                                  12,688,700       10,439,800       11,802,800
            Tons of ore milled(1)                             944,500          879,200          712,600
            Average mill head grade (oz. per ton)               0.475            0.547            0.716
            Mill recovery rate (%)                                 98               98               98

            Equivalent ounces of gold produced(2)             244,641          254,625          253,434

            Cost per ounce of gold produced
              Total cash costs                            $       139      $       143      $       154
              Reclamation                                           3                3                3
              Depreciation and depletion                          133              135              107
                                                          -----------      -----------      -----------
            Total production costs                        $       275      $       281      $       264
                                                          ===========      ===========      ===========

(1)   Figures represent 100% of tons mined and processed.

(2) Reflects the Company's 54.7% share in 2000, 53% share in 1999, 50% share in 1998.

The mill operated seven days per week in 2000 and averaged 2,580 tons of ore per operating day. The Kubaka mine and mill operations have worked in excess of 1.8 million man hours without a lost time accident.

Property Position. Omolon holds the license from the Russian government to operate the Kubaka mine (the "Kubaka License"). The Kubaka License terminates in 2011, subject to extension of up to an additional two years, and limits the ownership of a foreign owned entity in Omolon to a maximum of 56 %. The Kubaka License establishes certain production requirements for Kubaka and requires the payment of a 3% royalty on the total value of gold extracted. In addition, the Kubaka mine is subject to additional royalty based taxes of 11.9%. Royalty payments were $7.0 million in 2000 and $12.1 million in 1999.

Geology and Reserves. The Kubaka ore deposit is an epithermal quartz-adularia vein system hosted by volcanic rocks and their sedimentary derivatives. Kubaka is older than, but otherwise very similar to, volcanic hosted epithermal gold deposits found in the North American Western Cordillera. The following table sets forth the proven and probable reserves for the Kubaka mine.

                                   KUBAKA MINE
                          PROVEN AND PROBABLE RESERVES

                                                       AS AT DECEMBER 31,
               ---------------------------------------------------------------------------------------------------
                                        2000                                          1999
               -----------------------------------------------    ------------------------------------------------
                                              GOLD CONTENT                                        GOLD CONTENT
                                          --------------------                               ---------------------
                                               (000's OZ)                                          (000's OZ)
                                          --------------------                               ---------------------
                TONS       AVG. GRADE              THE COMPANY     TONS      AVG. GRADE                THE COMPANY
               (000's)   (OZ PER TON)     TOTAL    54.7% SHARE     (000's)   (OZ PER TON)    TOTAL     54.7% SHARE
               -------   -------------    -----    -----------    -------   -------------    -----     -----------
Proven             --           --          --           --           --          --           --           --
Probable        1,004        0.457         459          251        1,068       0.467          498          273
                -----                      ---          ---        -----                      ---          ---
Total           2,584        0.372         960          525        3,190       0.368        1,173          643
                =====                      ===          ===        =====                    =====          ===

The December 31, 2000 Kubaka reserves were calculated by the Company in accordance with definitions and guidelines provided by SMME. The reserves were calculated using a gold price of $300 per ounce and a gold cut-off grade of
0.093 ounces per ton. The Company's share of proven and probable reserves decreased by 118,000 ounces in 2000, of which 245,000 ounces were consumed by production and exploration activities added 127,000 ounces. The Company estimates that mill recovery will continue to be approximately 98%.

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

Operations. The Refugio mine consists of an open-pit mine and a three-stage crushing and heap leach operation designed to process 33,000 tons of ore per day, or 12.1 million tons per year. The mine and plant are designed to produce an estimated 200,000 to 250,000 ounces of gold per year, of which the Company's share is 50%. Production initially commenced in April 1996; however, startup was delayed due to mechanical problems with the secondary and tertiary crushers and the collapse of fill underlying the fine ore storage bin. As a result, commercial production commenced on October 1, 1996. During the second and third quarters of 1997, abnormally severe winter weather resulted in the suspension of mining and crushing operations for nearly three months, which caused lower production and higher than planned total cash costs. During 1998 and 1999, mechanical failures associated with the overland conveyance system and the electrical generation plant resulted in lower production and higher than planned total cash costs. In 2000, the Company continued to experience operational problems and during the fourth quarter suspended operations when the Company's joint venture partner failed to fund its share of cash calls. Mining operations remained on standby during this period, but resumed in mid December 2000. There were approximately 450 employees at December 31, 2000.

CMM changed from contract mining to self-mining in 1999 in order to lower mining costs and allow greater flexibility to adapt to changing conditions. In addition, four tertiary crushers were installed which are capable of producing a smaller crushed product which will increase production and lower total cash costs per ounce. The material placed on the leachpad will be more uniform and smaller in size, which should improve the ultimate recovery. Facilities include a permanent camp with access to the site from Copiapo provided by gravel road. Power is supplied by on-site diesel powered generators. Water extraction rights expected to be sufficient to supply the mine are owned by CMM. The current operating plan for the Refugio mine is to continue to mine and stack ore on the leachpad until May 31, 2001. In the event that spot gold prices do not increase substantially, the Refugio mine will be placed on care and maintenance and residual leaching will commence. In 2000, following a comprehensive evaluation of the property using estimated future net cash flows, estimated recoverable ounces and an estimated future gold price of $300 per ounce the Company recorded a $26.8 million writedown. In 1999, based on an estimated future gold price of $300 per ounce, the Company recorded a $10.1 million writedown and in 1998, based on an estimated future gold price of $325 per ounce, the Company recorded a writedown of $53.1 million. See Note 5 of the Consolidated Financial Statements for further discussion.

The following table presents operating data for the Refugio mine for the years indicated.

                                  REFUGIO MINE
                                 OPERATING DATA

                                                                   2000             1999             1998
                                                               -----------      -----------      -----------
      Tons mined(1)                                             12,811,300       12,701,200       21,713,000

      Tons of ore to heap leach(1)                               9,702,000        9,850,600        9,082,400
      Average grade to heap leach (oz. per ton)                      0.027            0.029            0.027
      Heap leach recovery rate (%)                                      64               64               60

      Equivalent ounces of gold produced(2)                         85,184           90,008           80,660

      Cost per ounce of gold produced:
        Total cash costs                                       $       300      $       277      $       313
        Reclamation                                                      4                5                5
        Depreciation and depletion                                      54               66              103
                                                               -----------      -----------      -----------
           Total production costs                              $       358      $       348      $       421
                                                               ===========      ===========      ===========

(1)   Figures represent 100% of tons mined and processed.
(2)   Reflects the Company's 50% share.

Property Position. The Refugio property consists of approximately 14,300 acres, and includes mineral rights, surface rights and water rights expected to be sufficient for the mine. The principal ore deposit is situated on mining claims that are owned by CMM. Essentially all of the mineral rights surrounding the claims are held by a joint venture formed by Bema and the former owner of the Refugio claims. CMM has agreements in place with this joint venture that will allow CMM to mine any extensions of its major ore deposits extending onto surrounding mineral rights and to use the surrounding areas for project needs. CMM owns or controls surface rights covering the known mineralization and the currently anticipated mining operation under two leases from the Chilean Army, which expire in 2001 and 2005 and may be extended for an additional ten years.

The Company, through its 50% ownership of CMM, is responsible for payment of a net smelter return royalty to the former owners of the Refugio property that is expected to average 2.5% of total production from the currently defined ore reserves. An additional sliding scale net smelter return related to net profits and ranging from 2.5 to 5% is payable on the Company's share of any production in excess of current reserves. Royalty payments were $1.2 million in both 2000 and 1999.

Geology and Reserves. The Refugio property encompasses the Verde, Pancho, and Guanaco gold deposits, which are disseminated porphyry gold deposits containing minor amounts of copper. Gold mineralization is contained within a strong stockwork system hosted by silicified intrusive rocks. The Verde deposit contains all the current reserves and consists of four identified alteration types and it is open at depth. Additional exploration potential also exists in the Guanaco and Pancho deposits. The Refugio property lies at the southern end of a 90-mile-long belt of Miocene-aged volcanic rocks that contains a number of large disseminated gold-silver deposits. The following table sets forth the proven and probable reserves in the Verde deposit.

                                  REFUGIO MINE
                          PROVEN AND PROBABLE RESERVES


                                                       AS AT DECEMBER 31,
               ---------------------------------------------------------------------------------------------------
                                        2000                                          1999
               -----------------------------------------------    ------------------------------------------------
                                              GOLD CONTENT                                        GOLD CONTENT
                                          --------------------                               ---------------------
                                               (000's OZ)                                          (000's OZ)
                                          --------------------                               ---------------------
                TONS       AVG. GRADE              THE COMPANY     TONS      AVG. GRADE                THE COMPANY
               (000's)   (OZ PER TON)     TOTAL     50% SHARE     (000's)   (OZ PER TON)    TOTAL       50% SHARE
               -------   -------------    -----    -----------    -------   -------------    -----     -----------
Proven         32,954        0.028         918          459       37,756       0.027        1,028          514
Probable       35,432        0.027         960          480       44,430       0.026        1,140          570
               ------                    -----          ---       ------       -----                     -----
Total          68,386        0.027       1,878          939       82,186       0.026        2,168        1,084
               ======                    =====          ===       ======       =====                     =====

The December 31, 2000 Refugio reserves were calculated by the Company in accordance with definitions and guidelines provided by SMME. The reserves were confined to the Verde Pit Zone. The variable cut-off grades for pit design and reserve summary were based on a $300 per ounce gold price and costs and recoveries that vary by rock type and alteration. The Company estimates the average ultimate recovery for these reserves will be approximately 64%.

HAYDEN HILL MINE

The Hayden Hill mine in Lassen County, California, is located approximately 120 miles northwest of Reno, Nevada.

Operations. Mining was completed in late 1997 and residual leaching is expected to continue during 2001 as the inventory on the leachpad is drawn down. A significant portion of the final reclamation work has been completed and reclamation work will continue in 2001. In 2000, following a thorough review of the Hayden Hill property and the ultimate costs of closure, the remaining carrying value and the current environment for surplus mining equipment and facilities, the Company recorded a $2.9 million writedown.

The following table presents operating data for the Hayden Hill mine for the years indicated.

                                HAYDEN HILL MINE
                                 OPERATING DATA

                                                             2000         1999         1998
                                                           -------      -------      -------
            Tons mined                                          --           --           --
            Tons of ore to heap leach                           --           --           --
            Average grade to heap leach (oz. per ton)           --           --           --
            Heap leach recovery rate (%)                        --           --           --

            Equivalent ounces of gold produced               9,582       17,020       47,286

            Cost per ounce of gold produced:
             Total cash costs                              $   240      $   194      $    97
             Reclamation                                        --           --          156
             Depreciation and depletion                         --           --           --
                                                           -------      -------      -------
               Total production costs                      $   240      $   194      $   253
                                                           =======      =======      =======

Property Position. The Hayden Hill mineral property holdings consist of 1,532 acres of 85 unpatented lode claims. Approximately 75% of the production is subject to a gross receipts net smelter return royalty of 5%.

GUANACO MINE

The Company owns a 90% interest in and operates the Guanaco mine, located in the Guanaco Mining District in northern Chile, approximately 145 miles southeast of Antofagasta, Chile.

Mining was completed in July 1997. Recovery of residual gold from the existing leachpad is to be completed in 2001 as the leachpad inventory is drawn down. Reclamation activities will continue in 2001. In 2000, following a thorough review of the Guanaco property and the ultimate costs of closure, the remaining carrying value and the current environment for surplus mining equipment and facilities, the Company recorded a $2.1 million writedown of this property.

The following table presents operating data for the Guanaco mine for the years indicated.

                                  GUANACO MINE
                                 OPERATING DATA

                                                             2000         1999         1998
                                                           -------      -------      -------
            Tons mined                                          --           --           --
            Tons of ore to heap leach                           --           --           --
            Average grade to heap leach (oz. per ton)           --           --           --
            Heap leach recovery rate (%)                        --           --           --

            Equivalent ounces of gold produced              16,029       23,690       34,665

            Cost per ounce of gold produced:
             Total cash costs                              $   278      $   198      $   159
             Reclamation                                        --           --           --
             Depreciation and depletion                         --           --           --
                                                           -------      -------      -------
               Total production costs                      $   278      $   198      $   159
                                                           =======      =======      =======

Property Position. The Guanaco mineral property holdings consist of approximately 27,000 acres of mineral claims leased from Empresa Nacional de Mineria (ENAMI), an entity of the Chilean government. The lease expires in 2006 and may be extended by the Company for an additional five-year term thereafter. In 1999, a lease modification and purchase option agreement was reached with ENAMI. These agreements provide for more latitude in exploration and management of the property as well as allowing for the eventual purchase of the property should exploration efforts be successful.

SLEEPER MINE

The Sleeper mine is located in Humboldt County, Nevada, approximately 28 miles north of the town of Winnemucca.

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

Operations. Operations at Sleeper were completed at the end of the third quarter of 1996. Reclamation activities will continue during 2001. In 2000, following a thorough review of the Sleeper property and the ultimate costs of closure, the remaining carrying value, and the current environment for surplus mining equipment and facilities, the Company recorded a $2.9 million writedown.

HAILE PROPERTY

At December 31, 1998, the Company owned a 62.5% venture interest in the Haile property in Lancaster County, South Carolina. The remaining 37.5% interest was owned by Kershaw Gold Company, Inc., a wholly-owned subsidiary of Piedmont Mining Company, Inc. ("Piedmont"). The Company was involved in a dispute with Piedmont regarding certain agreements and on March 23, 1999, the Company acquired Piedmont's 37.5% interest and settled all disputes between the Company and Piedmont. In 1999, following a comprehensive study of the Haile property, the Company recorded a writedown of the $16.5 million previously capitalized. See Note 5 of the Consolidated Financial Statements for further discussion.

The Haile mineral property holdings cover approximately 3,600 acres and consist entirely of fee property that is either owned by the Company or leased from third parties under leases that can be extended or controlled by purchase agreements.

A closure study was completed in 1999. The first reclamation project involved construction of a cap for the Chase Hill leachpad, which was completed in 1999. Reclamation activities continued in 2000 with the capping of the second and final leachpad and the reclamation of the Champion open pit. The Company will continue to proceed with reclamation activities in 2001.

EXPLORATION

The Company's primary exploration objective continues to be the acquisition and evaluation of near-surface gold deposits that can be mined by open pit methods. The Company is continuing exploration activity on the Fort Knox property and in the area of the Guanaco mine. In 1999, the Company began an extensive drilling program looking for alternative mill feed for the Kubaka operations beyond the then known mine life. In connection with a reserve replenishment tax levied on Kubaka gold sales, the Company can offset certain exploration expenditures that are pre-approved by the Russian agency responsible for exploration in the Magadan region.

In 2000, these efforts have identified remnant ore below the pit bottom and within the pit wall which have increased the reserve estimates at the end of 2000. In addition, one exploration project, Birkachan, which is located 18 miles north of the Kubaka processing plant, has encountered encouraging drill results. The Birkachan drilling program was divided into two phases. Phase one was a shallow phase of drilling which identified a strong hydrothermally altered zone in volcanic rock which is similar to those hosting the Kubaka deposit. This zone is at least one and one half miles long, 300 to 1,000 feet wide, and carries disseminated, low grade mineralization that is cut by nearly vertical, high grade, "feeder veins". Phase two of the program is a core drilling program that began in October 2000 and continues at present. The goal of the second drilling phase is to confirm down-dip, vertical continuity by targeting the same feeder veins at depths ranging from 800 to 1,100 feet below surface. Follow-up drilling will continue into 2001.

Exploration expenditures were $3.3 million in 2000, $1.8 million in 1999, and $3.9 million in 1998. Exploration expenditures for 2001 are expected to be approximately $1.7 million.

GOLD MARKET AND PRICES

Gold has two principal uses: product fabrication and bullion investment. Fabricated gold has a wide variety of end uses, including jewelry manufacture (the largest fabrication component), electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. The Company sells all of its refined gold to banks, bullion dealers, and refiners. The Company's sales to major customers that exceeded 10% of total sales were $114 million to 4 customers during 2000, $137 million to four customers in 1999 and $169 million to three customers in 1998. The Company believes that the loss of any of these customers would have no material adverse impact on the Company because of the active worldwide market for gold.

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

                              HIGH          LOW
                             ------        ------
      YEAR                    (DOLLARS PER OUNCE)
      ----
      1996                   414.70        368.00
      1997                   365.70        282.80
      1998                   314.50        275.60
      1999                   327.50        253.20
      2000                   317.40        263.90

Declines in the market price of gold and related precious metals also may render reserves containing relatively lower grades of mineralization uneconomic to exploit. The price used in estimating Kinam's ore reserves at December 31, 2000 was $300 per ounce of gold. The market price was $274 per ounce of gold at December 31, 2000, which was below the price at which Kinam has estimated its reserves. However, Kinam has historically realized prices that are above the market price of gold as a result of the Company's hedging program which was initiated in 1988. If Kinam were to determine that its reserves and future cash flows should be calculated at a significantly lower gold price, there would likely be a material reduction in the amount of gold reserves. In addition, if the price realized by Kinam for its gold were to decline substantially below the price at which ore reserves were calculated for a sustained period of time, Kinam potentially could experience material writedowns of its investment in its mining properties.

REFINING AND HEDGING ACTIVITIES

Refining arrangements are in place with third parties for the Company's production. Because of the availability of refiners other than those with whom such arrangements have been made, the Company believes that no adverse effect would result if any of these arrangements were terminated.

Historically, the Company has employed a number of hedging techniques with the objective of mitigating the impact of downturns in the gold market and providing adequate cash flow for operations while maintaining significant upside potential in a market upswing. During 2000, 1999, and 1998 the Company's hedging efforts resulted in average realized prices of $292 per ounce, $289 per ounce and $344 per ounce, respectively, compared with the average COMEX price of $279 per ounce in 2000, $279 per ounce in 1999 and $294 per ounce in 1998. See Note 7 of the Consolidated Financial Statements for further discussion.

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

Pursuant to the merger in 1998, Kinross advanced $255.8 million to the Company for repayment of outstanding debt. In 1999, $16.6 million was advanced to purchase the assets related to the True North property in Alaska. An additional $6.7 million was advanced in 2000, primarily for True North property development. The advances are non-interest bearing and have no fixed terms of repayment. Kinross has agreed not to seek repayment of these advances during 2001.

Pursuant to the Kinross merger, Kinross also acquired a demand loan of $92.3 million due from the Company which was transferred from Cyprus Amax to Kinross. Subsequent repayments have reduced the demand loan payable to $73.6 million at December 31, 1999 and December 31, 2000. The loan is non-interest bearing and is due on demand.

Kinross has also issued letters of credit to guarantee the Fort Knox Industrial Revenue Bonds and the Kubaka subordinated debt totaling $83.2 million. See Note 6 of the Consolidated Financial Statements for further discussion.

On December 31, 2000, the Board of Directors gave approval for the Company to enter into an agreement with Kinross Gold U.S.A. Inc. to acquire all of the outstanding common shares of La Teko Resources Inc., a wholly owned subsidiary of Kinross. Consideration will be common shares of Kinam Gold Inc. with the effective date of the transaction to be January 1, 2001. Since this is a related party transaction which did not result in a substantive change in ownership, this transition will be recorded at the carrying value of La Teko's assets which was approximately $36.0 million at December 31, 2000. The assets of La Teko include the Ryan Lode project, which is in the advanced exploration stage and 35% of the True North project which is scheduled to commence production in early 2001. It is anticipated that ore from the True North project will be processed through the Fort Knox mill.

EMPLOYEES

At December 31, 2000, the Company and its consolidated subsidiaries employed 1,236 persons. The hourly employees at the Guanaco mine are represented by the Sociedad Contractual Minera Guanaco labor union and are covered by a labor contract that expires at the end of May 2002. The hourly employees at Refugio are represented by the Sindicato de Trabajadores de Compania Minera Maricunga labor union and are covered by a labor contract that expires at the end of May 2003. None of the Company's employees in the United States are members of a labor union and the Company considers its employee relations to be good. The Company receives all of its corporate and administrative services from Kinross.

RISK FACTORS

Nature of Mineral Exploration and Mining

The exploration and development of mineral deposits involves significant financial and other risks over an extended period of time, which even a combination of careful evaluation, experience and knowledge may not eliminate. While discovery of a gold-bearing structure may result in substantial rewards, few properties which are explored are ultimately developed into producing mines. Major expenses are required to establish reserves by drilling and to construct mining and processing facilities at a site. It is impossible to ensure that the current or proposed exploration programs on properties in which the Company has an interest will result in profitable commercial mining operations.

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

Whether a gold deposit will be commercially viable depends on a number of factors, some of which are the particular attributes of the deposit, such as its size and grade, costs and efficiency of the recovery methods that can be employed, proximity to infrastructure, financing costs and governmental regulations, including regulations relating to prices, taxes, royalties, infrastructure, land use, importing and exporting of gold and environmental protection. The effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on its invested capital.

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

Mining, like many other extractive natural resource industries, is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Environmental liability may also result from mining activities conducted by others prior to the Company's ownership of a property. To the extent the Company is subject to uninsured environmental liabilities, the payment of such liabilities would reduce funds otherwise available to the Company and could have a material adverse effect on the Company. Should the Company be unable to fund fully the cost of remedying an environmental problem, the Company might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy, which could have a material adverse effect on the Company.

Reserve Estimates

The figures for reserves presented herein are estimates, and no assurance can be given that the anticipated tonnages and grades will be achieved or that the indicated level of recovery will be realized. Market fluctuations in the price of gold may render the mining of ore reserves uneconomical and require the Company to take a writedown or to discontinue development or production. Moreover, short-term operating factors relating to the reserves, such as the need for orderly development of the ore body or the processing of new or different ore grades, may cause a mining operation to be unprofitable in any particular accounting period.

Proven and probable reserves at the Company's mines and development projects were calculated based upon a gold price of $300 per ounce of gold. Recently, gold prices have been significantly below these levels. Prolonged declines in the market price of gold may render reserves containing relatively lower grades of gold mineralization uneconomic to exploit (unless the utilization of forward sales or other hedging techniques is sufficient to offset such declines) and could reduce materially the Company's reserves. Should such reductions occur, material writedowns of the Company's investment in mining properties or the discontinuation of development or production might be required, and there could be material delays in the development of new projects, increased net losses and reduced cash flow.

The estimates of proven and probable gold reserves attributable to a specific property of the Company are based on accepted engineering and evaluation principles. The amount of proven and probable gold does not necessarily represent an estimate of a fair market value of the evaluated properties.

There are numerous uncertainties inherent in estimating quantities of proven and probable gold reserves. The estimates in this document are based on various assumptions relating to gold prices during the expected life of production, and the results of additional planned development work. Actual future production rates and amounts, revenues, taxes, operating expenses, environmental and regulatory compliance expenditures, development expenditures and recovery rates may vary substantially from those assumed in the estimates. Any significant change in these assumptions, including changes that result from variances between projected and actual results, could result in material downward or upward revision of current estimates.

Operations Outside of North America

The Company has mining operations in Russia and Chile and is conducting certain of its exploration and development activities in Russia. The Company believes that the governments of these countries generally support the development of their natural resources by foreign operators. There is no assurance that future political and economic conditions in these countries will not result in these governments adopting different policies respecting foreign development and ownership of mineral resources. Any such changes in policy may result in changes in laws affecting ownership of assets, taxation, rates of exchange, gold sales, environmental protection, labor relations, repatriation of income and return of capital, which may affect both the ability of the Company to undertake exploration and development activities in respect of future properties in the manner currently contemplated, as well as its ability to continue to explore, develop and operate those properties for which it has obtained exploration, development and operating rights to date. The possibility that a future government of these countries may adopt substantially different policies, which might extend to expropriation of assets, cannot be ruled out.

The Company is subject to the consideration and risks of operating in Russia. The economy of the Russian Federation continues to display characteristics of an emerging market. These characteristics include, but are not limited to, the existence of a currency that is not freely convertible outside of the country, extensive currency controls and high inflation. The prospects for future economic stability in the Russian Federation are largely dependent upon the effectiveness of economic measures undertaken by the government, together with legal, regulatory and political developments.

Russian laws, licenses and permits have been in a state of change and new laws maybe given retroactive effect. In addition, Russian tax legislation is subject to varying interpretations and constant change. Further, the interpretation of tax legislation by tax authorities as applied to the transactions and activities of the Company's Russian operations may not coincide with that of management. As a result, transactions may be challenged by tax authorities and the Company's Russian operations may be assessed additional taxes, penalties and interest, which could be significant. The periods remain open to review by the tax authorities for three years.

Of particular significance in Russia is the right of Russian authorities to purchase gold produced from the Kubaka mine, with payment 50% in U.S. dollars and 50% in Russian rubles at then current London gold prices. Over the past year, these authorities have regularly refused to make payment in U.S. dollars, therefore the Company is negotiating a new agreement for payment 100% in rubles. If expenses denominated in rubles are less than payments in rubles, the Company may be exposed to currency exchange risks and the risk that viable and adequate currency exchange mechanisms may not be available. To date the Company has not experienced problems converting rubles to U.S. dollars. In addition, although the Company has an agreement stating that any gold that the Russian authorities elect not to purchase may be exported from Russia and sold to third parties, and the Company has exported gold on several occasions, there can be no assurance in the future that the Company will be able to export gold in the event Russian authorities elect not to purchase gold and do not honour the agreement to permit the Company to export gold. The Company currently has political risk insurance coverage from the United States Overseas Private Investment Corporation ("OPIC") and Multilateral Investment Guarantee Agency ("MIGA") covering a portion of its investment in the Kubaka mine. However, there is no guarantee that the Company will continue to qualify for such insurance.

In addition, the economies of the countries of Russia and Chile differ significantly from the economy of the United States. Growth rates, inflation rates and interest rates of developing nations have been and are expected to be more volatile than those of western industrial countries.

Licenses and Permits

The operations of the Company require licenses and permits from various governmental authorities. The Company believes that it holds all necessary licenses and permits under applicable laws and regulations and believes it is presently complying in all material respects with the terms of such licenses and permits. However, such licenses and permits are subject to change in various circumstances. There can be no guarantee that the Company will be able to obtain or maintain all necessary licenses and permits that may be required to explore and develop its properties, commence construction or operation of mining facilities and properties under exploration or development or to maintain continued operations that economically justify the cost.

Gold Prices

The profitability of any gold mining operation in which the Company has an interest will be significantly affected by changes in the market price of gold. Gold prices fluctuate on a daily basis and are affected by numerous factors beyond the control of the Company. The supply and demand for gold, the level of interest rates, the rate of inflation, investment decisions by large holders of gold, including governmental reserves and stability of exchange rates can all cause significant fluctuations in gold prices. Such external economic factors are in turn influenced by changes in international investment patterns and monetary systems and political developments. The price of gold has fluctuated widely and future serious price declines could cause continued commercial production to be impractical. Depending on the price of gold, cash flow from mining operations may not be sufficient to cover costs of production and capital expenditures. If, as a result of a decline in gold prices, revenues from metal sales were to fall below cash operating costs, production might be discontinued.

History of Losses

The Company had net losses of $53.2 million, $112.7 million and $202.3 million for 2000, 1999 and 1998, respectively. The Company's ability to operate profitably in the future will depend on the success of its two principal mines, Fort Knox and Kubaka, and on the price of gold. There can be no assurance that the Company will be profitable.

Title to Properties

The validity of mining claims which constitute most of the Company's property holdings in the United States, Russia and Chile, may, in certain cases, be uncertain and is subject to being contested. Although the Company has attempted to acquire satisfactory title to its properties, some risk exists that the Company's title, particularly title to undeveloped properties, may be defective.

Certain of the Company's United States mineral rights consist of unpatented lode mining claims. Unpatented mining claims may be located on U.S. federal public lands open to appropriation, and may be either lode claims or placer claims depending upon the nature of the deposit within the claim. In addition, unpatented millsite claims, which may be used for processing operations or other activities ancillary to mining operations, may be located on federal public lands that are non-mineral in character. Unpatented mining claims and millsites are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain and is always subject to challenges of third parties or contests by the federal government of the United States. The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of U.S. federal and state statutory and decisional law. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining claims. The General Mining Law of the United States, which governs mining claims and related activities on U.S. federal public lands, includes provisions for obtaining a patent, which is essentially equivalent to fee title, for an unpatented mining claim upon compliance with certain statutory requirements (including the discovery of a valuable mineral deposit).

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

Currency Risk

Currency fluctuations may affect the revenues which the Company will realize from its operations as gold is sold in the world market in United States dollars. The costs of the Company are incurred principally in United States dollars, Russian rubles and Chilean pesos. While the Russian ruble and Chilean peso are currently convertible into United States dollars, there is no guarantee that they will continue to be so convertible.

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

Dividend Policy

For the foreseeable future, it is anticipated that the Company will use earnings, if any, to finance its growth and that dividends will not be paid to shareholders, other than dividends payable to the holders of Series B Preferred Shares in accordance with the respective terms thereof. In August 2000, cumulative dividends on the Series B Preferred Shares were suspended in the absence of earnings.


                            ITEM 3. LEGAL PROCEEDINGS

The Company's 50% owned Chilean contractual mining company CMM has entered into arbitration proceedings in Chile with the contractor that designed and built the Refugio mine. CMM contends that the contractor was negligent in both the design and the construction of the facility, and should be held responsible for the cost of repairs as well as lost profits. As part of the same proceedings, the contractor is seeking to recover costs that they allegedly incurred while building the mine and which, they claim, were outside their scope of work and responsibility. Although the outcome of the arbitration proceedings cannot be determined at the current time, management is of the opinion that the outcome will not materially affect the financial position, results of operations or cash flows of the Company.

In August 1998, the U.S. Environmental Protection Agency served Kinam with a Unilateral Administrative Order ("UAO") as a Potentially Responsible Party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and Solid Waste Disposal Act ("SWDA"), requiring that Kinam, along with other PRPs, remove certain contaminated materials from the PRC Patterson Inc. site ("the Site") in Patterson, California. Kinam shipped waste oil to the Site from 1994 to 1996. Subsequent to that order Kinam joined with certain other PRPs to form the Patterson Environmental Response Trust, an entity which was created for the purpose of conducting the removal actions required by EPA. All materials had been removed and disposed of by the Trust by the end of the year 2000. Kinam's share in removal costs, nominally estimated at 5% of the total costs incurred, will ultimately be determined once confirmation of the actual barrels of used oil is completed. The Company does not anticipate that this matter will have a material effect on the Company's financial position or results of operations.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.


                                     PART II

         ITEM 5. MARKET FOR REGISTRANT'S COMMON AND PREFERRED EQUITY AND
                           RELATED STOCKHOLDER MATTERS

Prior to the Kinross merger, the common stock of the Company was listed on the New York Stock Exchange (AU) and the Toronto Stock Exchange (AXG). Subsequent to the merger, all of the outstanding shares of Common Stock were converted into Kinross common stock.. Following the completion of the Kinross merger, the Company terminated the registration of its common stock under the Exchange Act and its listing of the common stock on the New York Stock Exchange. There is currently no public market for the common stock of the Company.

The Series B Convertible Preferred Stock of the Company is listed on the New York Exchange (KPRB) and the number of stockholders of record as of March 28, 2001 was 56. In the absence of earnings, the Board of Directors has suspended the quarterly dividends on the Series B Convertible Preferred Stock beginning with the dividend payable in August 2000. The decision was taken by the Board as a cash conservation measure due to continuing low gold prices. Regular dividends totaling $3.4 million were paid in February and May of 2000.

The following table sets forth for the periods indicated the high and the low sale prices per share of the Series B Convertible Preferred Stock as reported on the New York Stock Exchange Composite Tape and the dividends paid on such stock.


                      STOCK PRICES AND DIVIDENDS PER SHARE

                                               SERIES B CONVERTIBLE
                                                 PREFERRED STOCK
                                     ------------------------------------------
 QUARTER                               HIGH             LOW           DIVIDENDS
                                     -------         --------         ---------
      2000
      First                          31              25 11/16          0.9375
      Second                         26 9/16         22 1/2            0.9375
      Third                          24 1/2           7 3/8                 -
      Fourth                          8 7/8           7                     -

      1999
      First                          36 5/16         34                0.9375
      Second                         36 3/4          32 3/8            0.9375
      Third                          35 1/2          30                0.9375
      Fourth                         35 7/8          25 7/8            0.9375

                         ITEM 6. SELECTED FINANCIAL DATA

                        KINAM GOLD INC. AND SUBSIDIARIES
                         FOR THE YEARS ENDED DECEMBER 31
  (IN MILLIONS EXCEPT PER SHARE AMOUNTS AND PERCENTAGES, PRODUCTION AND SALES
                         OUNCES, AND AMOUNTS PER OUNCE)

                                                     2000         1999         1998         1997         1996
                                                   --------     --------     --------     --------     --------
FOR THE YEAR:
   Revenues                                        $  210.8     $  214.1     $  268.1     $  259.5     $  108.2
   (Loss) earnings from operations/(1)                (49.9)      (107.5)      (180.4)         1.9        (42.9)
   Net loss before cumulative effect of accounting
      changes and extraordinary item(1)               (53.2)      (112.7)      (190.8)       (37.9)       (39.2)
   Net loss before extraordinary item/(1)             (53.2)      (112.7)      (190.8)       (33.4)       (39.2)
   Net loss/(1)                                       (53.2)      (112.7)      (202.3)       (33.4)       (39.2)

   Per common share:
      Loss before cumulative effect of accounting
        changes and extraordinary item(1)          $  (0.65)   $   (1.30)   $   (1.94)   $   (0.41)   $   (0.48)
      Loss before extraordinary item/(1)           $  (0.65)   $   (1.30)   $   (1.94)   $   (0.37)   $   (0.48)
      Basic and diluted loss(1)                    $  (0.65)   $   (1.30)   $   (2.05)   $   (0.37)   $   (0.48)

   Weighted average common shares outstanding          92.2         92.2        101.7        108.2         96.9
   Capital expenditures                                16.7         16.9         15.4         30.8        187.7
   Cash dividends to common shareholders                 --           --           --           --           --
   Dividends declared per common share                   --           --           --           --           --
   Cash dividends to preferred shareholders             3.4          6.9          6.9          6.9          6.9
   Dividends declared per preferred share          $  1.875    $    3.75    $    3.75    $    3.75    $    3.75

AT YEAR-END:
   Current assets                                      92.8         98.3        107.2        129.7         60.7
   Total assets                                       372.8        463.9        602.0        870.6        762.2
   Current liabilities                                138.3        143.0        153.8        226.0        212.3
   Long-term debt                                      77.2        110.6        123.0        345.7        272.6
   Shareholders equity                               (104.1)       (47.5)        72.1        273.8        259.4
   Working capital (deficit)                          (45.5)       (44.7)       (46.6)       (96.3)      (151.6)

KEY OPERATING FACTORS FOR THE YEAR:
   Total ounces of gold equivalent produced         718,395      736,463      781,497      729,831      268,331
   Total ounces of gold sold                        720,738      741,087      778,559      720,889      262,975
   Average realized price per ounce sold           $    292     $    289     $    344     $    360     $    412
   Average cost per ounce produced/(2):
      Total cash costs/(3)                         $    192     $    186     $    185     $    198     $    225
      Reclamation costs                                   3            3           13           10           16
      Depreciation, depletion and amortization          103          108          119          123          110
                                                   --------     --------     --------     --------     --------
   Total production costs per ounce                $    298     $    297     $    317     $    331     $    351
                                                   ========     ========     ========     ========     ========

(1) In the fourth quarter of 2000, following a comprehensive evaluation of its mining properties based on an assumed gold price of $300, the Company determined that the net recoverable amounts of the Refugio mine were less than the net book value. As a result of this review the Company recorded a $26.7 million pre-tax writedown of the Refugio mine. In addition, after a thorough review of various closure costs, the remaining carrying value and the current environment for surplus mining equipment and facilities, the remaining book value of the Hayden Hill mine, the Guanaco mine, the Haile property and other non-core properties, principally the Sleeper and Wind Mountain mines were written off. These special items increased the net loss by $37.7 million or $0.41 per common share.

      In the fourth quarter of 1999, the Company recorded a $72.9 million pre-tax writedown of the Fort Knox mine, a $10.1 million pre-tax writedown of the Refugio mine and a $16.5 million pre-tax writedown of the Haile property. These special items increased the net loss by $99.5 million, or $1.08 per common share.

      In the fourth quarter of 1998, the Company recorded a $53.1 million pre-tax writedown of the Refugio mine and a $140.3 million pre-tax writedown of the Fort Knox mine. In the second quarter of 1998, the Company recorded an $11.5 million loss on the early extinguishment of debt. These special items increased the net loss by $204.9 million, or $2.01 per common share.

      In the fourth quarter of 1996, the Company recorded a $35.5 million pre-tax writedown of the Guanaco mine and an unrelated $10 million deferred tax benefit. These special items increased the net loss by $25.5 million, or $.26 per common share.

(2)   Average costs weighted by ounces of gold produced at each mine.

(3) The Company follows the Gold Production Cost Standard developed by the Gold Institute in order to facilitate comparisons among companies in the gold industry. Total cash costs include royalties and production taxes, but exclude reclamation costs.


    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATIONS

The Company reported a 2000 net loss of $53.2 million, or $0.65 per share after preferred dividends on revenues of $210.8 million, compared with a 1999 net loss of $112.7 million, or $1.30 per share after preferred dividends on revenues of $214.1 million, and a 1998 net loss of $202.3 million, or $2.05 per share after preferred dividends, on revenues of $268.1 million. The 2000 results included a $26.7 million writedown of the Refugio mine and an $11.0 million writedown of other properties in various stages of closure necessitated by continuing low gold prices. The 1999 results included a $10.1 million writedown of the Refugio mine, a $72.9 million writedown of the Fort Knox mine and a $16.5 million writedown of the Haile property. The 1998 results included a $53.1 million writedown of the Refugio mine, a $140.3 million writedown of the Fort Knox mine, and an $11.5 million loss on the early extinguishment of debt. Excluding these items, the 2000 net loss would be $15.5 million, or $0.24 per share after preferred dividends, compared with a 1999 net loss of $13.2 million or $0.22 per share, after preferred dividends. See note 5 of the Consolidated Financial Statements for further discussion of the writedowns.

The Company's operating loss (excluding the writedown of mineral properties) was $12.2 million for 2000 compared with a loss of $8.0 million for 1999 and 1998 operating income of $13.0 million. Higher diesel fuel costs and continuing low gold prices contributed to the 2000 loss.

Revenues decreased to $210.8 million compared with $214.1 million in 1999 and $268.1 million in 1998. The decrease in 2000 is due to lower gold equivalent production of 718,395 ounces in 2000 compared with 736,463 equivalent ounces in 1999 and 781,497 equivalent ounces in 1998. Realized prices of $292 in 2000, $289 in 1999 and $344 in 1998 compared with average spot prices of $279 per ounce in 2000, $279 per ounce in 1999, and $289 per ounce in 1998. The Company's realized price exceeded the average spot price due to the positive impact of hedging activities. See note 7 to the Consolidated Financial Statements for further discussion on hedging activities.

The Company's share of equivalent gold production in 2000 from the various mines in which it holds an interest was as follows:

    Gold equivalent              2000             1999             1998
                               -------          -------          -------
      Fort Knox                362,959          351,120          365,452
      Kubaka                   244,641          254,625          253,434
      Refugio                   85,184           90,008           80,660
      Hayden Hill                9,582           17,020           47,286
      Guanaco                   16,029           23,690           34,665
                               -------          -------          -------
                               718,395          736,463           781,497
                               =======          =======          =======

Production for Hayden Hill and Guanaco decreased dramatically as mining was terminated at these properties in 1997. Residual leaching is expected to continue during 2001.

PRIMARY OPERATIONS

FORT KNOX MINE

Gold equivalent production for 2000 was 362,959 ounces compared with 351,120 ounces in 1999 and 365,452 ounces in 1998. The increase from 1999 was due to the milling of higher grade ore in the fourth quarter of 2000. In 2000, total cash costs were $203 per ounce compared with $194 in 1999 and $189 per in 1998. Cash production costs were higher than planned primarily due to increased diesel fuel costs, but record mill throughput and nominally higher grade compensated for most of the increased costs. During 2000, the Company focused on permitting activities on the nearby True North. The required permits were received in January 2001 which should allow the Company to achieve planned production targets at True North by April, 2001. Estimated gold production for 2001 is 450,000 ounces at total cash costs of approximately $196 per ounce.

KUBAKA (54.7% OWNERSHIP INTEREST IN 2000, 53% IN 1999, AND 50% IN 1998)

The Company's share of gold equivalent production was 244,641 ounces in 2000 compared with 254,625 ounces in 1999 and 253,434 ounces in 1998 due to lower ore grades. In 2000, total cash costs were $139 per gold equivalent ounce compared with $143 in 1999 and $154 in 1998. The Kubaka mine continues to perform exceptionally well, having achieved the lowest total cash costs per ounce of the Company's primary operations due to the high grade nature of the ore body and its efficient exploitation. Mill throughput increased by 7%, which combined with lower cash spending compensated for the 13% decrease in the grade of the ore processed. Estimated gold equivalent production for the Company's ownership interest in 2001 is 214,000 ounces at total cash costs of approximately $160 per equivalent ounce.

In 1999, the Company began an extensive drilling program looking for alternative mill feed for the Kubaka operations beyond the then known mine life. In 2000, these efforts have identified remnant ore below the pit bottom and within the pit wall which have increased the reserve estimates at the end of 2000. In addition one exploration project, Birkachan, located 19 miles north of the Kubaka processing plant, has encountered encouraging drill results and follow up drilling will continue into 2001.

REFUGIO MINE (50% OWNERSHIP INTEREST)

The Company's share of gold equivalent production was 85,184 ounces in 2000 compared with 90,008 ounces in 1999 and 80,660 ounces in 1998. Total cash costs in 2000 were $300 per gold equivalent ounce compared with $277 in 1999 and $313 in 1998. In 2000, the Company continued to experience operational problems and during the fourth quarter suspended operations when the Company's joint venture partner failed to fund its share of cash calls. Mining operations remained on standby during this period, but resumed in mid December. Heap leaching activities continued throughout this period. The current operating plan for Refugio is to continue to mine and stack ore on the leachpad until May 31, 2001. In the event spot gold prices do not increase substantially, the Refugio operations will commence residual leaching and the mining activities will be placed on care and maintenance. Assuming the operations commence residual leaching in June 2001, estimated gold equivalent production attributable to Kinross' 50% interest for 2001 is 61,000 ounces at total cash costs of approximately $260 per equivalent ounce. This will be a substantial reduction in gold production from this mine, but also a significant decrease in the total cash costs per ounce of gold.

OTHER OPERATIONS

In addition to its primary operating mines, the Hayden Hill and Guanaco mines continued residual leaching activities in 2000. Hayden Hill completed mining in December 1997 and gold equivalent production in 2000 declined to 9,582 ounces at a total cash cost of $240 per ounce. Guanaco completed mining in July 1997 and gold equivalent production in 2000 declined to 16,029 ounces at a total cash cost of $278 per ounce. Residual leaching will continue in 2001 with continuing decreasing production. After 2001, no meaningful gold production is currently planned at these operations.

The Company's cost of sales as a percentage of revenue increased to 69% in 2000, compared with 66% in 1999, and 59% in 1998 primarily due to continued low gold prices and higher fuel costs. Consolidated total cash cost of $192 per ounce compared with $186 per ounce in 1999 and $185 per ounce in 1998.

Depreciation, depletion and amortization expense fell to $74.2 million in 2000 compared with $77.8 million in 1999 and $91.1 million in 1998. The consolidated rate per ounce decreased to $104 per ounce in 2000 compared with $108 in 1999 and $119 in 1998 due to the 1998 and 1999 writedowns. The 2001 consolidated depreciation rate is expected to decrease due to the 2000 writedowns, as more fully described in Note 5 to the consolidated financial statements, and additional reserves at Kubaka.

General and administrative expense was $1.0 million in 2000 compared with $1.5 million in 1999 and $2.9 million in 1998.

Exploration expense was $3.3 million in 2000 compared with $1.8 million in 1999 and $3.9 million in 1998. The increase in 2000 is due to increased exploration near the Kubaka mine in Russia and the Guanaco mine in Chile.

Interest expense in 2000 was $9.9 million compared with $10.0 million in 1999 and $23.4 million in 1998. The decrease in 2000 and 1999 was attributable to lower debt balances as a result of debt repayments. In addition, the inter-corporate advances to the Company from Kinross are non-interest bearing.

Other income was $8.3 million in 2000 compared with $6.2 million in 1999 and $11.9 million in 1998. The Company earns management fee income from its Kubaka and Refugio mines. In 2000, the Company also received $2.6 million in insurance proceeds relating to the Refugio mine.

LIQUIDITY AND CAPITAL RESOURCES

The Company's 2000 cash flow provided from operating activities was $39.8 million compared with $72.1 million in 1999 and $109.8 million in 1998. The decrease in 2000 is due to higher operating costs due to increased fuel prices, lower sales and increased reclamation spending. Due to continued low gold prices, the Company is continuing its policy of reducing spending in all areas to conserve cash.

Capital spending was $16.7 million in 2000 compared with $16.9 million 1999 and $15.4 million in 1998. Capital spending at Fort Knox was $12.8 million on drilling at the True North property, pit dewatering, and equipment fleet additions compared with $7.8 million in 1999 and $12.3 million in 1998. In 2000, Kubaka capital spending was $0.1 million compared with $1.1 million in 1999 and $0.7 million in 1998. Capital spending at Refugio was $3.2 million in 2000, primarily on a leachpad expansion, compared with $8.0 million in 1999 and $2.4 million in 1998. In 2000, capital spending at Guanaco totaled $0.6 million for a land purchase.

The Board of Directors suspended the quarterly dividends on the Series B Convertible Preferred Stock beginning August 2000. The decision was taken by the Board as a cash conservation measure due to the persistence of low gold prices and the absence of earnings. Regular dividends totaling $3.4 million were paid in February and May of 2000.

Pursuant to the merger in 1998, Kinross advanced $255.8 million to the Company for repayment of outstanding debt. In 1999, $16.6 million was advanced to purchase the assets related to the True North property in Alaska. An additional $6.7 million was advanced in 2000, primarily for True North property development. The advances are non-interest bearing and have no fixed terms of repayment. Kinross has agreed not to seek repayment of these advances during 2001.

Management has budgeted $17.7 million for capital spending in 2001, of which $12.3 million is set for bringing the True North property into commercial production. In addition, the Company anticipates that it will require approximately $30.5 million for debt reduction during 2001. To the extent that funds are not available to meet these planned expenditures from operations, the Company will be dependent on advances from its corporate parent, Kinross.

The Company relies solely on Kinross for funding the portion of operating costs, capital expenditures, general corporate expenditures and debt and interest payments not funded by cash flow from operating activities. The Company continues to conserve cash whenever possible including approving only capital expenditures necessary to sustain operations, continued low exploration expenditures, suspending the payment of preferred stock dividends and continually monitoring operating costs at all its operations. Assuming the price of gold remains at $260 per ounce the Company anticipates additional borrowings from Kinross in 2001 to fund current debt repayment requirements and planned capital expenditures, primarily on the True North project. While Kinross has funded these obligations in the past it is under no obligation to do so, and there can be no assurance that the Company may not have to seek funding from other sources in the future.

NEW PRONOUNCEMENTS

Beginning January 1, 2001, the Company will be adopting Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and the corresponding amendments under SFAS 138. SFAS 133 requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized in income or shareholders' equity (as a component of other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. SFAS 138 amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. There were no derivative instruments outstanding at December 31, 2000.

CONTINGENCIES AND RELATED COMMITMENTS

The Company is subject to the considerations and risks of operating in Russia as a result of its 54.7% ownership of the Kubaka mine located in eastern Russia. The economy of the Russian Federation continues to display characteristics of an emerging market. These characteristics include, but are not limited to, the existence of a currency that is not freely convertible outside of the country, extensive currency controls and high inflation. The prospects for future economic stability in the Russian Federation are largely dependent upon the effectiveness of economic measures undertaken by the government, together with legal, regulatory, and political developments. Russian tax legislation is subject to varying interpretations and frequent changes. Further, the interpretation of tax legislation by tax authorities as applied to the transactions and activities of the Company may not coincide with that of management. As a result, transactions may be challenged by tax authorities and the Company may be assessed additional taxes, penalties and interest, which can be significant. The fiscal periods remain open to review for three years by the tax and customs authorities with respect to tax liabilities.

The Company's 50% owned Chilean contractual mining company CMM has entered into arbitration proceedings in Chile with the contractor that designed and built the mine. CMM contends that the contractor was negligent in both the design and the construction of the facility, and should be held responsible for the cost of repairs as well as lost profits. As part of the same proceedings, the contractor is seeking to recover costs that they allegedly incurred while building the mine and which, they claim, were outside their scope of work and responsibility. Although the outcome of the arbitration proceedings cannot be determined at the current time, management is of the opinion that the outcome will not materially affect the financial position, results of operations or cash flows of the Company.

The Company is also involved in legal proceedings and claims which arise in the ordinary course of its business. The Company believes these claims are without merit and is vigorously defending them. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such forward-looking statements include statements regarding expected dates for commencement of commercial operations, reserve additions, projected quantities of future gold production, estimated reserves and recovery rates, anticipated production rates, costs and expenditures, prices realized by the Company and expected to be realized, expected future cash flows, anticipated financing needs, growth plans and sources of financing and repayment alternatives Factors that could cause actual results to differ materially include, among others: risks and uncertainties relating to general domestic and international economic and political conditions, the cyclical and volatile price of gold, the political and economic risks associated with foreign operations, currency fluctuations, governmental regulation of investment and withdrawal of funds, decisions by significant holders of gold reserves, competition in gold production and competition in uses for gold, cost overruns, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits and approvals, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with environmental risks, the results of financing efforts and financial market conditions, and other risk factors detailed in the Company's filings with the Securities and Exchange Commission. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

COMMODITY PRICE RISKS

The Company's revenues are derived primarily from the sale of gold production. The Company's net income can vary significantly with fluctuations in the market prices of gold. At various times, in response to market conditions, the Company has entered into gold forward sales contracts for some portion of expected future production to mitigate the risk of adverse price fluctuations. The significant decline in spot gold prices in 1998 increased the value of the Company's forward sales contracts. The Company closed out these contracts in 1998 for $45.9 million in cash. This gain is being included in revenue over the period the underlying hedge contacts were originally scheduled to expire. As of December 31, 2000, $4.7 million of this gain was included in long-term liabilities. For further details of the remaining deferred revenue and the period it will be recorded in revenue, see Note 7 of the Consolidated Financial Statements. At December 31, 2000 the Company had no gold forward sales contracts. Based on the Company's projected 2001 sales volumes, each $10 per ounce change in the average realized price on gold sales would have an approximate $7.25 million impact on revenues and pre-tax earnings.

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

The temporal method is used to consolidate the results of operations in Russia. The major currency -related exposure at any balance sheet date is on ruble denominated cash balances and working capital. Because the bullion inventory is denominated in U.S. dollars, there are no related foreign exchange risks. The foreign exchange exposure on the balance of the working capital items is nominal. Of particular significance in Russia is the right of Russian authorities to purchase gold produced from the Kubaka mine, with payment 50% in U.S. dollars and 50% in Russian rubles at then current London gold prices. Over the past year, these authorities have regularly refused to make payment in U.S. dollars, therefore the Company is negotiating a new agreement for payment 100% in rubles. If expenses denominated in rubles are less than payments in rubles, the Company may be exposed to currency exchange risks and the risk that viable and adequate currency exchange mechanisms may not be available. To date the Company has not experienced problems converting rubles to U.S. dollars. The U.S. dollars received are used to service the U.S. dollar denominated debt and the foreign supplies inventory purchases, while the rubles received from the gold sales are used to pay local operating costs. The Company has and will continue to convert any excess rubles into U.S. dollars to repay U.S. denominated third party and inter-corporate debt obligations. Assuming estimated 2001 ruble payments of 615 million rubles at an exchange rate of 30 rubles to one U.S. dollar, each 3 ruble change to the U.S. dollar could result in an approximate $2.0 million change in the Company's pre-tax earnings.

In Chile, the currency of measurement is the U.S. dollar as the majority of transactions are denominated in U.S. dollars. Local expenditures are recorded based on the prevailing exchange rate at the time and bullion settlement receivables are denominated in U.S. dollars. Assuming the Company's share of estimated 2001 peso payments of 3.4 billion pesos at an exchange rate of 560 pesos to one U.S. dollar, each 50 peso change to the U.S. dollar could result in an approximately $0.6 million change in the Company's pre-tax earnings.

INTEREST RATE RISK

As at December 31, 1998, the Company held interest rate swaps to fix interest rates on a portion of its floating rate debt. The costs associated with these contracts were amortized to interest expense over the terms of the agreements. For details on the interest rate swap agreements outstanding as at December 31, 1998, see Note 7 to the Consolidated Financial Statements. There were no outstanding interest rate swaps at December 31, 1999 or 2000.

As at December 31, 2000, the Company had $96.7 million (1999 - $117.7 million) of variable rate debt, all denominated in U.S. dollars. Interest expense would change by approximately $1.0 million for every 1% change in interest rates.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              REPORT OF MANAGEMENT

The management of the Company is responsible for the integrity and objectivity of the financial statements and other financial information contained in this Annual Report on form 10-K. The financial statements were prepared in accordance with accounting principles generally accepted in the United States and include estimates that are based on management's best judgment.

The Company maintains an internal control system which includes formal policies and procedures designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization.

Kinam Gold's financial statements have been audited by independent accountants, whose appointment is ratified yearly by the shareholders at the annual shareholders' meeting. The independent accountants conducted their audits in accordance with auditing standards generally accepted in the United States. These standards include an evaluation of the internal accounting controls in establishing the scope of audit testing necessary to allow them to render an independent professional opinion on the fairness of the Company's financial statements.

The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with representatives of management and the independent accountants to review their work and ensure that they are properly discharging their responsibilities.


                                          Arthur H. Ditto
                                          President



                                          Brian W. Penny
                                          Treasurer

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Kinam Gold Inc.

We have audited the accompanying consolidated balance sheets of Kinam Gold Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (capital deficiency) and cash flows for each of the years in the three year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Omolon Gold Mining Company, a 54.7% owned subsidiary, which statements reflect total assets and revenues constituting 32% and 32%, respectively for 2000, and 32% and 34%, respectively, for 1999, of the related consolidated totals. Those statements were audited by other auditors whose report dated February 28, 2001 has been furnished to us, and our opinion, insofar as it relates to the amounts included for Omolon Gold Mining Company, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kinam Gold Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche LLP
Toronto, Ontario
March 28, 2001

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Omolon Gold Mining Company

In our opinion, the accompanying balance sheets and the related statements of operations, cash flows and changes in shareholders' equity present fairly, in all material respects, the financial position of Omolon Gold Mining Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 11 to the financial statements, the Company changed its method of accounting for insurance spare parts effective January 1, 2000.

PriceWaterhouseCoopers

Moscow, Russia
February 28, 2001

                        KINAM GOLD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                          2000           1999           1998
                                        --------       --------       --------
Revenues                                $  210.8       $  214.1       $  268.1
                                        --------       --------       --------

Costs and operating expenses
      Cost of sales                        144.5          141.0          157.2
   Depreciation, depletion and
      amortization                          74.2           77.8           91.1
   Writedown of property, plant
      and equipment                         37.7           99.5          193.4
   General and administrative                1.0            1.5            2.9
   Exploration                               3.3            1.8            3.9

                                        --------       --------       --------
                                           260.7          321.6          448.5
                                        --------       --------       --------

Loss from operations                       (49.9)        (107.5)        (180.4)

Interest expense                            (9.9)         (10.0)         (23.4)
Interest income                              2.4            1.5            1.6
Other                                        8.3            6.2           11.9
                                        --------       --------       --------

Loss before income taxes                   (49.1)        (109.8)        (190.3)

Income tax expense                          (4.1)          (2.9)          (0.5)
                                        --------       --------       --------

Net loss before extraordinary item         (53.2)        (112.7)        (190.8)

Extraordinary item - loss on early
   extinguishment of debt                     --             --          (11.5)
                                        --------       --------       --------

Net loss                                   (53.2)        (112.7)        (202.3)

Preferred stock dividends                   (6.9)          (6.9)          (6.9)
                                        --------       --------       --------
Loss attributable to common shares      $  (60.1)      $ (119.6)      $ (209.2)
                                        ========       ========       ========

Per common share:
Loss before extraordinary item          $  (0.65)      $  (1.30)      $  (1.94)
Extraordinary item                            --             --          (0.11)
                                        --------       --------       --------
Basic and diluted loss                  $  (0.65)      $  (1.30)      $  (2.05)
                                        ========       ========       ========
Weighted average number of
   common shares outstanding                92.2           92.2          101.7

    The accompanying notes are an integral part of these financial statements

                        KINAM GOLD INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                AS AT DECEMBER 31
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                                             2000         1999
                                                                                           --------     --------
ASSETS
   Current assets
      Cash and cash equivalents                                                            $   23.3     $   25.1
      Inventories (Note 4)                                                                     45.4         49.2
      Receivables                                                                              19.9         21.8
      Other                                                                                     4.2          2.2
                                                                                           --------     --------
         Current assets                                                                        92.8         98.3

   Property, plant and equipment, net (Note 5)                                                266.7        351.0
   Other                                                                                       13.3         14.6
                                                                                           --------     --------
                                                                                           $  372.8     $  463.9
                                                                                           ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Current liabilities
      Demand loan (Note 3)                                                                 $   73.6     $   73.6
      Current portion of long-term debt (Note 6)                                               30.5         25.3
      Accounts payable, trade                                                                  14.0         22.7
      Accrued and other current liabilities                                                    16.6         15.2
      Current portion of site restoration cost accruals                                         3.6          6.2
                                                                                           --------     --------
         Current liabilities                                                                  138.3        143.0

   Advance from parent (Note 3)                                                               219.9        213.2
   Long-term debt (Note 6)                                                                     77.2        110.6
   Site restoration cost accruals                                                              30.0         24.6
   Other                                                                                       11.5         20.0
                                                                                           --------     --------
                                                                                              476.9        511.4
                                                                                           --------     --------

   Commitments and contingencies (Note 13)

   Shareholders' equity (capital deficiency):
      Preferred stock, par value $1.00 per share, authorized 10,000,000 shares, 2,000,000 shares designated as $2.25 Series A Convertible
          Preferred Stock, no shares issued and outstanding: and 1,840,000 shares designated as $3.75 Series B Convertible Preferred Stock,
          issued and outstanding 1,840,000 shares (Note 10)                                     1.8          1.8
      Common stock, par value $.01 per share, authorized 200,000,000 shares, issued and outstanding 92,213,928 shares in 2000
          and 1999 (Note 11)                                                                    0.9          0.9

      Paid-in capital                                                                         412.9        409.4
      Accumulated deficit                                                                    (519.7)      (459.6)
                                                                                           --------     --------
      Total (capital deficiency)                                                             (104.1)       (47.5)
                                                                                           --------     --------
      Total liabilities and shareholders' equity (capital deficiency)                      $  372.8     $  463.9
                                                                                           ========     ========

                          The accompanying notes are an integral part of these statements

                        KINAM GOLD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                                  2000          1999         1998
                                                                                 ------       -------      -------
Cash flow from operating activities
   Net loss                                                                      $(53.2)      $(112.7)     $(202.3)
   Adjustments to reconcile net loss to cash flow provided from operations:
      Depreciation, depletion and amortization                                     74.2         77.8         91.1
      Writedown of property, plant and equipment                                   37.7         99.5        193.4
      (Decrease) increase in site restoration cost accruals                        (2.6)        (0.7)         9.5
      Amortization of financing costs (*)                                           0.6          0.6          2.1
      Extraordinary loss                                                             --           --         11.5
      Deferred revenue realized                                                    (7.8)        (8.2)       (27.4)
      Other, net                                                                   (1.7)         2.1         (1.6)
                                                                                 ------       ------       ------
                                                                                   47.2         58.4         76.3

   Deferred revenue - hedging gains                                                  --           --         45.9
   Decrease (increase) in working capital, net of businesses acquired
      Receivables                                                                   1.1         11.3         (3.7)
      Inventories                                                                   0.8          2.2          5.7
      Other assets                                                                 (2.0)        (0.2)         8.6
      Accounts payable, trade                                                      (8.7)        (3.6)        (6.9)
      Accrued and other current liabilities                                         1.4          4.0        (16.1)
                                                                                 ------       ------       ------
Cash flow provided from operating activities                                       39.8         72.1        109.8
                                                                                 ------       ------       ------
Investing:
   Capital expenditures                                                           (16.7)       (16.9)       (15.4)
   Merger costs                                                                      --           --        (14.8)
   Business acquisitions, net of cash acquired                                       --        (30.4)        (3.8)
   Decrease in restricted cash                                                       --          0.5          3.0
                                                                                 ------       ------       ------
Cash flow used in investing activities                                            (16.7)       (46.8)       (31.0)
                                                                                 ------       ------       ------
Financing:
   Demand loan                                                                       --        (16.7)        17.6
   Advance from parent                                                              6.7         16.6        196.6
   Proceeds from financings                                                          --          7.0           --
   Repayments of financings                                                       (28.2)       (19.2)      (283.7)
   Cash acquired in connection with purchase of Kubaka investment                    --          0.5          0.7
   Preferred dividends paid                                                        (3.4)        (6.9)        (6.9)
                                                                                 ------       ------       ------
Cash flow used in financing activities                                            (24.9)       (18.7)       (75.7)
                                                                                 ------       ------       ------

Net (decrease) increase in cash and cash equivalents                               (1.8)         6.6          3.1

Cash and cash equivalents at January 1                                             25.1         18.5         16.0
                                                                                 ------       ------       ------
Cash and cash equivalents at December 31                                         $ 23.3       $ 25.1       $ 19.1
                                                                                 ======       ======       ======

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

      Cash paid for interest was $10.2 million, $9.9 million and $28.9 million in 2000, 1999 and 1998, respectively. Cash paid for income taxes was $4.1 million in 2000 and $2.9 million in 1999. There were no income taxes paid during 1998.

                        KINAM GOLD INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                         FOR THE YEARS ENDED DECEMBER 31
                                  (IN MILLIONS)

                                        PREFERRED STOCK       COMMON STOCK
                                        ---------------    ------------------     PAID-IN   ACCUMULATED   UNEARNED
                                        SHARES   AMOUNT    SHARES      AMOUNT     CAPITAL     DEFICIT      EQUITY
                                        ------   ------    ------      ------     -------   -----------   --------
Balance at December 31, 1997               1.8   $  1.8     114.9      $  1.1     $408.6      $(130.8)     $ (6.9)

   Net loss                                 --       --        --          --         --      (202.3)          --

   Issuance of common shares
     Employee and Director plans            --       --       0.3          --        0.8          --           --
     Kinross merger                         --       --     (23.0)       (0.2)        --          --           --

   Amortization of financing costs          --       --        --          --         --          --          0.8

   Early extinguishment of debt             --       --        --          --         --          --          6.1

   Preferred stock dividends                --       --        --          --         --        (6.9)          --
                                        ------   ------    ------      ------     ------      -------      ------

Balance at December 31, 1998               1.8      1.8      92.2         0.9      409.4      (340.0)          --

   Net loss                                 --       --        --          --         --      (112.7)          --

   Preferred stock dividends                --       --        --          --         --        (6.9)          --
                                        ------   ------    ------      ------     ------      -------      ------

Balance at December 31, 1999               1.8      1.8      92.2         0.9      409.4      (459.6)          --

   Net loss                                 --       --        --          --         --       (53.2)          --

   Preferred stock dividends                --       --        --          --        3.5        (6.9)          --
                                        ------   ------    ------      ------     ------      -------      ------

Balance at December 31, 2000               1.8   $  1.8      92.2      $  0.9     $412.9      $(519.7)     $   --
                                        ======   ======    ======      ======     ======      =======      ======

                          The accompanying notes are an integral part of these statements

                        KINAM GOLD INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (ALL TABULAR DOLLAR AMOUNTS ARE IN MILLIONS OF U.S. DOLLARS
                             EXCEPT PER SHARE DATA)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of Kinam Gold Inc. ("Kinam" or the "Company") are expressed in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States. Kinross Gold U.S.A., Inc., a wholly-owned subsidiary of Kinross Gold Corporation ("Kinross"), owns 100% of the common shares of the Company.

NATURE OF OPERATIONS

The Company is engaged in the mining and processing of gold and silver ore and the exploration for, and acquisition of, gold-bearing properties, principally in the Americas and Russia. The Company's products are gold and silver produced in the form of dore which is shipped to refineries for final processing.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company, its subsidiaries and its proportionate share of joint venture interests consistent with mining industry practices.

USE OF ESTIMATES

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Management's estimates are made in accordance with mining industry practice. Significant areas requiring the use of management estimates relate to the determination of mineral reserves, reclamation and environmental obligations, impairment of assets and useful lives used to compute depreciation, depletion and amortization. Actual results could differ from those estimates.

TRANSLATION OF FOREIGN CURRENCIES

Domestic and foreign operations

The Company reports its financial statements in U.S. dollars, while the currency of measurement for the Company's operations varies depending upon location.

The currency of measurement for the Company's self-sustaining operations in the U.S. and Chile is the U.S. dollar. Although the operation in Russia is self-sustaining, the temporal method is used to translate local currency amounts into U.S. dollars due to the highly inflationary economy in that country. Under the temporal method, all non-monetary items are translated at historical rates. Monetary assets and liabilities are translated at actual exchange rates in effect at the balance sheet date, revenues and expenses are translated at average rates for the year and gains and losses on translation are included in income.

Foreign currency transactions

Monetary assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenue and expenses are translated at the average rate of exchange for the year. Exchange gains and losses are included in income.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Costs associated with properties which are in the development stage are deferred, on a project basis, until the economic viability of the project is determined. Once commercial production is reached, the deferred costs of the project are amortized over their economic lives, on the basis described below.

Where the mine operating plan calls for production from well-defined ore reserves, the unit-of-production method of amortization is applied.

Plant and equipment that have useful lives shorter than the mine life are depreciated on a straight-line basis over their estimated useful lives of up to five years.

PROPERTY EVALUATIONS

Annually, the Company reviews the carrying values of its portfolio of mining properties and advanced stage exploration properties. The impairment analysis is performed on an undiscounted basis in order to determine whether an impairment exists. If the undiscounted cash flow is less than the carrying value of the related mines, the Company uses a discounted cash flow analysis to determine the amount of the writedown. The estimated future net cash flows from each property are calculated using estimated recoverable ounces of gold, estimated future gold price realization (considering historical and current prices, price trends and related factors), and operating, capital and reclamation costs. Estimated future cash flows are subject to risks and uncertainties. It is possible that changes could occur which may affect the recoverability of property, plant and equipment.

LONG-TERM INVESTMENTS

Long-term investments in shares of associated companies, over which the Company has the ability to exercise significant influence, are accounted for using the equity method. The cost method is used for entities in which the Company owns less than 20%. The Company periodically reviews the carrying value of its investments. When a decline in the value of an investment is other than temporary, the investment is written down accordingly.

FINANCIAL INSTRUMENTS

The Company enters into derivative financial instrument contracts to manage certain market risks which result from the underlying nature of its business. The Company uses spot deferred contracts and fixed forward contracts to hedge exposure to commodity price risk for gold and silver; foreign exchange forward contracts to hedge exposure to fluctuations in foreign currency denominated operating costs; and interest rate swaps to hedge exposure to changes in interest rates. The Company uses written gold call options to economically hedge exposure to commodity price risk for gold. Non-option derivative financial instruments are accounted for using the accrual method as management views the contracts as effective hedges and has designated the contracts as hedges of specific exposures. Hedge effectiveness is assessed based on the degree to which the cash flows on the derivative contracts are expected to offset the cash flows of the underlying position or transaction being hedged.

Realized and unrealized gains or losses on derivative contracts, that qualify for hedge accounting, are deferred and recorded in income when the underlying hedged transaction is recognized. The premiums received at the inception of written call options are recorded as a liability. Changes in the fair value of the liability are recognized currently in earnings. Gains or losses (realized or unrealized) for derivative contracts which no longer qualify as hedges for accounting purposes or which relate to a hedged transaction that has been sold or terminated are recorded in income.

Gains on the early settlement of gold hedging contracts are recorded as deferred revenue on the balance sheet and included in income over the original delivery schedule of the hedged production.

PENSION, POST-RETIREMENT AND POST-EMPLOYMENT BENEFITS

Pension expense, based on management assumptions, consists of the actuarially computed costs of pension benefits in respect of the current year's service; imputed interest on plan assets and pension obligations; and straight-line amortization of experience gains and losses; assumption changes and plan amendments over the expected average remaining service life of the employee group.

The expected costs of post-retirement and post-employment benefits, other than pensions, to active employees are accrued for in the financial statements during the years employees provide service to the Company.

REVENUE RECOGNITION

Gold revenues are recorded when bullion is shipped to the refineries and title has passed to the customer.

SITE RESTORATION COSTS

Estimated costs of site restoration are accrued and expensed over the estimated life of the mine on a unit-of-production basis. Ongoing environmental protection expenditures are expensed as incurred. Estimates of the ultimate site restoration costs are based on current laws and regulations and expected costs to be incurred, all of which are subject to possible changes thereby impacting current determinations.

MINERAL EXPLORATION

Mineral exploration expenditures are charged to income as incurred. Property acquisition costs relating to exploration properties and expenditures incurred on properties identified as having development potential are deferred on a project basis until the viability of the project is determined. Costs associated with economically viable projects are depreciated and amortized in accordance with the policies described above. If a project is not viable, the accumulated project costs are charged to income in the year in which that determination is made.

INCOME AND MINING TAXES

The provisions for income and mining taxes are based on the liability method. Deferred income taxes arise from the recognition of the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of certain assets and liabilities. The Company records a valuation allowance against any portion of those deferred income tax assets that it believes will, more likely than not, fail to be realized. On business acquisitions, where differences between assigned values and tax bases of assets acquired and liabilities assumed exist, the Company recognizes the deferred income tax assets and liabilities for the tax effects of such differences. Future withholding taxes are provided on the unremitted net earnings of foreign subsidiaries and associates to the extent that dividends or other repatriations are anticipated in the future and will be subject to such taxes. The income statement effect is derived from current taxes payable and changes in deferred income taxes on the balance sheet.

PER SHARE INFORMATION

Basic loss per common share has been calculated using the weighted average number of common shares outstanding during the year.

NEW PRONOUNCEMENTS

Beginning January 1, 2001, the Company will be adopting Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and the corresponding amendments under SFAS 138. SFAS 133 requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized in income or shareholders' equity (as a component of other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. SFAS 138 amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. There were no derivative instruments outstanding at December 31, 2000.

STATEMENTS OF COMPREHENSIVE INCOME

There are no differences between comprehensive loss and net loss as reported in the Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998.

1999 AND 1998 FIGURES
Certain of the 1999 and 1998 figures have been reclassified to conform to the 2000 presentation.

2.    ECONOMIC DEPENDENCE

The Company relies solely on Kinross for funding the portion of operating costs, capital expenditures, general corporate expenditures and debt and interest payments not funded by cash flow from operations. Assuming the gold price remains at current levels the Company anticipates additional borrowings from Kinross in 2001. While Kinross has funded these obligations in the past it is under no obligation to do so, and there can be no assurance that the Company may not have to seek funding from other sources in the future. Kinross has agreed to continue to support the Company for the next twelve months.

3.    TRANSACTIONS WITH AFFILIATES

On June 1, 1998, the Company completed a merger agreement with Kinross providing for a combination of their businesses. In the merger, each outstanding share of the Company's common stock was converted into 0.8004 of a share of Kinross common stock. Kinross Merger Corporation ("Kinross Merger"), a wholly-owned subsidiary of Kinross was merged with and into the Company which became a wholly-owned subsidiary of Kinross. Immediately following the effective time of the merger, the Company, as the surviving entity of the combination with Kinross Merger, issued to Kinross 92.2 million shares of the Company's common stock, representing all of the issued and outstanding common shares. Kinross subsequently transferred ownership of such shares to Kinross Gold U.S.A., Inc., a wholly-owned subsidiary of Kinross, which is currently the sole common shareholder of the Company. Prior to the merger, the Company was approximately 59% owned by Cyprus Amax Minerals Company (Cyprus Amax).

Pursuant to the merger in 1998, Kinross advanced $255.8 million to the Company for repayment of outstanding debt. In 1999, $16.6 million was advanced to purchase the assets related to the True North property in Alaska. An additional $6.7 million was advanced in 2000, primarily for True North property development. The advances from parent are non-interest bearing and have no fixed terms of repayment. Kinross has agreed not to seek repayment of these advances during 2001 from parent.

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

Pursuant to the Kinross merger, Kinross assumed a demand loan of $92.3 million which was transferred from Cyprus Amax to Kinross. Subsequent repayments have reduced the demand loan payable to $73.6 million at December 31, 1999 and December 31, 2000. The demand loan is non-interest bearing and is due on demand.

Kinross has issued letters of credit under a syndicated credit facility to guarantee the Fort Knox Industrial Revenue Bonds and the Kubaka subordinated totaling $83.2 million. See Note 6 of the Consolidated Financial Statements for further discussion.

4.    INVENTORIES

Inventories at December 31, 2000 and 1999, consisted of the following:

                                                  2000       1999
                                                -------    -------
            Gold:
              Finished goods                    $  10.6    $  14.4
              Work-in -process                      2.2        2.7
            Materials and supplies                 32.6       32.1
                                                -------    -------
                                                $  45.4    $  49.2
                                                =======    =======

5.    PROPERTY, PLANT AND EQUIPMENT AND WRITEDOWNS

The components of property, plant and equipment at December 31, 2000 and 1999, were as follows:

                                                  2000           1999
                                                --------       --------
            Plant and equipment                 $  720.9       $  719.5
            Mineral properties                     456.4          452.1
            Development properties and
               construction-in-progress             22.0           18.8
                                                --------       --------
                                                 1,199.3        1,190.4
            Less accumulated depreciation,
               depletion and writedowns           (932.6)        (839.4)
                                                --------       --------
                                                $  266.7       $  351.0
                                                ========       ========

Acquisitions

2000

There were no business acquisitions during the year.

1999

On March 1, 1999, the Company acquired 100% of Kershaw Gold Company, Inc. ("Kershaw") for $2.0 million, thereby increasing its ownership interest in the Haile property from 62.5% to 100%.

On June 28, 1999, the Company acquired a 65% interest in the True North property in Alaska for cash of $28.1 million.

On December 31, 1999, the Company acquired a further 1.7% of Omolon Gold Mining Company ("Omolon") for cash of $0.3 million.

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

Writedown of Property, Plant and Equipment

Annually, the Company reviews the carrying values of its portfolio of mining properties and advanced stage exploration properties. Through this process the Company determined that the following assets had suffered a permanent impairment in value and therefore have been written down to their estimated recoverable amounts. The impairment analysis is performed on an undiscounted basis in order to determine whether an impairment exists. Because the undiscounted cash flow was less than the carrying value of the related mines, the Company used a discounted cash flow analysis to determine the amount of the writedown. The estimated future net cash flows from each property are calculated using estimated recoverable ounces of gold, estimated future gold price realization (considering historical and current prices, price trends and related factors), and operating, capital and reclamation costs. Estimated future cash flows are subject to risks and uncertainties. It is possible that changes could occur which may affect the recoverability of property, plant and equipment.

                                     2000       1999        1998
                                    ------     ------      ------
      Fort Knox min$                    --     $ 72.9      $140.3
      Refugio min                     26.7       10.1        53.1
      Haile property                    --       16.5          --
      Hayden Hill min                  2.9         --          --
      Guanaco min                      2.1         --          --
      Other non-core properties        6.0         --          --
                                    ------     ------      ------
                                    $ 37.7     $ 99.5      $193.4
                                    ======     ======      ======

In the fourth quarter of 2000, following a comprehensive evaluation of its mining properties based on an assumed gold price of $300, the Company determined that the net recoverable amounts of the Refugio mine were less than the net book value. As a result of this review the Company recorded a $26.7 million pre-tax writedown of the Refugio mine. In addition, after a through review of various closure properties, the remaining carrying value and the current environment for surplus mining equipment and facilities, the remaining book value of the Hayden Hill mine, the Guanaco mine, the Haile property and other non-core properties, principally the Sleeper and Wind Mountain mines were written off.

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

                                                                                  Principal repayment schedule
                                            Interest                         --------------------------------------
                                              rates        1999     2000      2001      2002      2003   Thereafter
                                            --------     --------  ------    ------    ------    ------  ----------
Kubaka project-financing debt               Variable     $   36.9  $ 20.0    $ 20.0    $   --    $   --    $   --

Kubaka subordinated debt                    Variable          8.0     5.7       5.7        --        --        --

Kubaka subordinated working capital debt    Variable          1.8      --        --        --        --        --

Fort Knox industrial revenue bonds          Variable         71.0    71.0        --      45.0        --      26.0

Capital leases                              8.0%-9.5%        18.2    11.0       4.8       5.1       1.1        --
                                                         --------  ------    ------    ------    ------    ------

                                                            135.9   107.7    $ 30.5    $ 50.1    $  1.1    $ 26.0
                                                                             ======    ======    ======    ======

Less current portion                                         25.3    30.5
                                                         --------  ------

                                                         $  110.6  $ 77.2
                                                         ========  ======

The European Bank of Reconstruction and Development ("EBRD") and the U.S. Overseas Private Investment Corporation ("OPIC") provided project-financing debt on the Kubaka mine. As at December 31, 1998, this debt was $92.5 million. In 1999, Omolon repaid $25.0 million of these obligations, and in 2000 repaid $30.9 million leaving $36.6 million outstanding as at December 31, 2000 (December 31, 1999 - $67.5 million). The Company's 54.7% proportionate share of these obligations is $20.0 million as at December 31, 2000 (December 31, 1999 - $36.9 million). Interest on the project-financing debt is variable based upon LIBOR and as at December 31, 2000 is approximately 11.8% per annum (December 31, 1999
- 10.5%). The project-financing debt has become recourse solely to Omolon after completion tests were passed in late 1999.

A bank licensed to do business in Russia has provided subordinated debt to finance the Kubaka mine. As at December 31, 2000, $10.4 million remains outstanding on this debt (December 31, 1999 - $14.6 million). The Company's 54.7% proportionate share of these obligations is $5.7 million as at December 31, 2000 (December 31, 1999 - $8.0 million). Interest on the subordinated debt is variable based upon LIBOR and as at December 31, 2000 is approximately 12% per annum (December 31, 1999 - 12%). The loan is repayable in semi-annual payments through June 15, 2003. The Company anticipates repaying the entire obligations in 2001 from Kubaka generated cash flow. The subordinated debt is supported by a letter of credit from Kinross.

A bank licensed to do business in Russia had provided subordinated working capital debt for the Kubaka mine operations to a maximum of $10.0 million. As at December 31, 2000, no balance was outstanding and the facility was cancelled (December 31, 1999 - $3.3 million was outstanding).

The solid waste disposal facility at the Fort Knox mine has been financed by $71.0 million of tax-exempt industrial revenue bonds. The variable rate bonds, maturing in May 2009, were issued by the Alaska Industrial Development and Export Authority and are supported by a letter of credit issued by Kinross. The floating interest rate on the bonds is approximately 4.5% as at December 31, 2000.

The Company has capital leases for certain production equipment at Fort Knox and Refugio. Interest on there leases ranges from 8.0% - 9.5% per annum.

In 1999, Kinross had a $50.0 million credit facility with a major chartered bank at commercial rates. As at December 31, 1999, Kinross had utilized $43.0 million of this facility. In March 2000, Kinross arranged a new syndicated credit facility for $110 million. The primary purpose of this facility is to provide credit support that enables Kinross to issue letters of credit on the Fort Knox industrial revenue bonds and the Kubaka subordinated debt. During the life of the syndicated credit facility Kinross must either reduce its letters of credit according to an agreed upon amortization schedule or post cash in order to decrease the debt. This syndicated credit facility matures in December, 2002. The repayment schedule presented above reflects Kinross and the Company's expectation that the maturity date on the $30.0 million of the Kinross syndicated credit facility will be extended beyond 2002.

Loan Amortization Schedule

        Date                            Amortization   Credit Facility Balance
        ----                            ------------   -----------------------
      December 2000                        $  --             $  90.0
      February 2001                         20.0                70.0
      January 2002                          20.0                50.0
      June 2002                             20.0                30.0

As at December 31, 2000, the loan facility had been reduced to $90.0 million. The letters of credit issued on behalf of the Company under the Kinross syndicated facility at December 31, 2000 were as follows:

      Amount                           Purpose
      ------                           -------
      $72.3         Credit Support for Fort Knox industrial revenue bonds
       10.9         Credit Support for Kubaka subordinated debt
      -----
      $83.2
      =====

7.    DERIVATIVE CONTRACTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company manages its exposure to fluctuations in commodity prices, foreign exchange rates and interest rates by entering into derivative financial instrument contracts in accordance with the formal risk management policy approved by the Company's Board of Directors. The Company does not hold or issue derivative contracts for speculative or trading purposes.

(a)   Commodity risk management

The profitability of the Company is directly related to the market price of gold and silver. The Company uses spot deferred contracts, fixed forward contracts and option contracts to hedge against the unfavorable changes in commodity prices for a portion of its forecasted gold and silver production. Spot deferred contracts are forward sale contracts with flexible delivery dates that enable management to choose to deliver into the contract on a specific date or defer delivery until a future date. If delivery is postponed, a new contract price is established based on the old contract price plus a premium (referred to as "contango"). Use of these instruments has resulted in a realized price per ounce of gold $292 in 2000 as compared with $289 in 1999 and $344 in 1998. These realized prices compare with average spot gold prices of $279 per ounce in 2000, $279 per ounce in 1999 and $294 per ounce in 1998.

On June 1, 1998, the commodity derivative contract portfolio held by Kinam had a fair value of $46 million. Subsequent to the Kinross merger the Company closed out the contracts and realized approximately $46 million in cash. Net of costs previously incurred, the $41.7 million gain is being included in revenue over the period the underlying hedge contracts were originally scheduled to expire. As at December 31, 2000, $4.7 million (December 31, 1999 - $10.2 million) of this gain is included in other long-term liabilities. There were no outstanding hedge contracts as at December 31, 2000 or 1999.

In December, 1997, the Company refinanced the Refugio gold loan realizing a gain of $6.0 million. This gain, net of approximately $2.0 million in deferred financing costs is being taken into income over the schedule set out in the loan agreement. The deferred portion of this gain at December 31, 2000 amounted to $1.4 million and will be recognized in income in 2001.

On June 1, 1998, the Company repaid the gold loan portion of the Fort Knox project financing realizing a gain of $3.6 million. The gain is being taken into income over the original delivery schedule set out in the loan payments. The deferred portion of this gain at December 31, 2000 amounted to $1.0 million and will be recognized in income in 2001.

(b)   Interest rate risk management

The Company is exposed to interest rate risk as a result of its issuance of variable rate debt. There are no interest rate hedging transactions outstanding as at December 31, 2000.

(c)   Credit risk management

Credit risk relates to bullion settlements and other accounts receivable and derivative contracts and arises from the possibility that a counterparty to an instrument in which the Company has an unrealized gain fails to perform. The Company only transacts with high-rated counterparties and a limit on contingent exposure has been established for each counterparty based on the counterparty's credit rating. At December 31, 2000, the Company's credit exposure was limited to accounts receivable of $19.9 million (1999 - $21.8 million).

(d)   Foreign currency risk management

All sales revenues for the Company are denominated in U.S. dollars. The Company is exposed to currency fluctuations on expenditures which are denominated in Russian rubles and Chilean pesos. These potential currency fluctuations could have a significant impact on the cost of producing gold and the profitability of the Company. This risk is reduced, from time to time, through the use of foreign exchange forward contracts to lock in the exchange rates on firmly committed future operating costs.

There were no outstanding foreign exchange forward contracts at December 31, 2000 or 1999.

(e)   Fair values of financial instruments

Carrying values for primary financial instruments, including cash and cash equivalents, receivables, demand loan, accounts payable, accrued and other current liabilities, approximate fair values due to their short-term maturities. The carrying value for long-term debt approximates fair value primarily due to the floating rate nature of the debt instruments.

The fair value of the advance from parent cannot be readily determined as there is no available market data for these instruments due to the unique nature of these related party amounts.

The fair value of the outstanding preferred shares at December 31, 2000 was $13.8 million (1999 - $48.5 million).

8. INCOME TAXES

Loss before income taxes consists of the following:


                                                           2000         1999          1998
                                                        --------      --------      --------
Domestic                                                $   (0.8)     $  (98.1)     $ (153.1)
Foreign                                                    (48.3)        (11.7)        (48.7)
                                                        --------      --------      --------
                                                        $  (49.1)     $ (109.8)     $ (201.8)
                                                        ========      ========      ========

The income tax expense consists of the following:

Current
   Federal                                              $   --        $   --        $    0.2
   State                                                    --            --            --
   Foreign                                                   4.1           2.9          --
                                                        --------      --------      --------
                                                             4.1           2.9           0.2
                                                        --------      --------      --------

Deferred
   Federal                                                  --            --            --
   State                                                    --            --            --
   Foreign                                                  --            --             0.3
                                                        --------      --------      --------
                                                            --            --             0.3
                                                        --------      --------      --------
Income tax expense                                      $    4.1      $    2.9      $    0.5
                                                        ========      ========      ========

The components of deferred tax (assets) liabilities are as follows:

                                                           2000         1999          1998
                                                        --------      --------      --------
Deferred tax assets
   Property, plant and equipment                        $  (83.1)     $   --        $   --
   Site restoration cost accruals                           (8.9)         (9.3)         (6.1)
   Net operating loss carry forwards                      (111.4)       (106.0)        (68.1)
   Minimum tax credit carry forwards                        (1.3)         (5.1)         (5.1)
   Other                                                    (2.9)         --            (7.9)
                                                        --------      --------      --------

Total deferred tax assets                                 (207.6)       (120.4)        (87.2)

Valuation allowance                                        207.6          82.3          62.6
                                                        --------      --------      --------

Net deferred tax assets                                     --           (38.1)        (24.6)

Deferred tax liabilities
   Other                                                    --             0.1           5.1
   Property, plant and equipment                            --            38.0          19.5
                                                        --------      --------      --------
                                                        $    --        $    --      $    --
                                                        ========      ========      ========


The following is a reconciliation between the amount determined by applying the federal statutory rate of 35% in 2000 (1999 - 35%, 1998 - 34%) to the loss before taxes and the income tax expense:

The following is a reconciliation between the amount determined by applying the federal statutory rate of 35% in 2000 (1999 - 35%, 1998 - 34%) to the loss before taxes and the income tax expense:


                                                     2000         1999         1998
                                                    ------       ------       ------
Income taxes at statutory rate                      $(17.2)      $(38.4)      $(68.8)
Increases (decreases) resulting from:
    Losses with no expected tax benefit               17.2         38.4         68.8
    State income taxes, net of federal benefit          --           --           --
    Percentage depletion                                --           --           --
                                                    ------       ------       ------
Income tax expense                                      --           --           --
Foreign losses with no expected tax benefit             --           --           --
Other                                                  4.1          2.9          0.5
                                                    ------       ------       ------
Income tax expense                                   $ 4.1        $ 2.9        $ 0.5
                                                    ======       ======       ======

The valuation allowance increased by $125.3 million in 2000 due to uncertainties of realizing the benefit of all deductible temporary differences, loss carry forwards and income tax reductions in the future.

At December 31, 2000, the Company has federal tax net operating loss carry forwards of approximately $205.3 million and alternative minimum tax net operating loss carry forwards of $135.1 million expiring in the years 2004 through 2020 and minimum tax credit carry forwards of $3.7 million, which do not expire. The use of the federal and alternative minimum tax loss carry forwards will be limited in any given year as a result of a previous change in ownership. At December 31, 2000, the Company has Chilean tax net operating loss carry forwards of $192.0 million, which do not expire. At December 31, 2000, the Company also has Russian tax net operating loss carry forwards of $12.7 million which expire in 2003.

9. EMPLOYEE PENSION AND RETIREMENT PLANS

Defined Contribution Pension and Retirement Plans

The Company has several defined contribution pension plans covering substantially all employees in the United States and certain foreign countries. Under these plans the Company either contributes a set percentage of the employees salary or matches a percentage of the employees contributions. The employees are able to direct the contributions into a variety of investment funds offered by the plans. Company contributions to these plans amounted to $1.2 million in 2000, $0.8 million in 1999, and $0.3 million in 1998.

Defined Benefit Pension Plans

Prior to the Kinross merger all employees in the United States were covered by a non-contributory defined benefit pension plan. Benefits are based generally on years of service and compensation levels prior to retirement. The plan was frozen on June 1,1998 and all active employees were transferred into the Kinross defined contribution pension plan. The Company makes contributions to the plan in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA). Plan assets are invested in a balanced fund and small market equity fund.

Net annual pension expense includes the following components:


                                                           2000          1999         1998
                                                           ----          ----         -----
Service cost                                               $ --          $ --          $0.2
Interest cost                                               0.4           0.3           0.4
Expected return on assets                                  (0.4)         (0.3)         (0.3)
Curtailment credit                                           --            --          (0.5)
Net amortization of prior service costs and losses           --            --           0.1
                                                           ----          ----         -----
Net periodic expense                                       $ --          $ --         $(0.1)
                                                           ====          ====         =====


The following table summarizes the change in benefit obligations:


                                                        2000             1999
                                                      -------          -------
Benefit obligation beginning of year                  $   4.2          $   5.3
Service cost                                               --               --
Interest cost                                             0.4              0.3
Actuarial loss (gain)                                     0.5             (1.3)
Curtailments                                               --               --
Benefits paid                                            (0.1)            (0.1)
                                                      -------          -------
Benefit obligation, end of year                       $   5.0          $   4.2
                                                      =======          =======

The following table summarizes the funded status of the plan and related amounts recognized in the Company's financial statements at December 31:


                                                        2000            1999
                                                      -------          -------
Projected benefit obligations                         $  (5.0)         $  (4.2)
Plan assets at fair value                                 4.0              3.3
                                                      -------          -------
Plan assets less than projected benefit obligations      (1.0)            (0.9)
Estimated additional liability                             --              0.7
Unrecognized net gain (loss)                              0.1             (0.7)
                                                      -------          -------
Accrued pension cost                                  $  (0.9)         $  (0.9)
                                                      =======          =======

The following table summarizes the change in fair value of plan assets


                                                       2000              1999
                                                      -------          -------
Fair value of plan assets,beginning of year           $   3.3          $   2.9
Actual return                                             0.1               --
Employer contributions                                    0.7              0.5
Benefits paid                                            (0.1)            (0.1)
                                                      -------          -------
Fair value of plan assets, end of year                $   4.0          $   3.3
                                                      =======          =======

The following assumptions were used in calculating the funded status of the plan at December 31 and the pension cost for the subsequent year:


                                                         2000             1999
                                                         ----             ----
Expected long-term rate of return on assets               9.0%             9.0%
Discount rate                                            7.75%             8.0%

Post Retirement Benefits Other Than Pensions

The Company also provides certain health care and life insurance benefits for retired employees in the United States. The postretirement health care plans are contributory in certain cases based upon years of service, age and retirement date. The Company currently does not fund postretirement benefits and may modify plan provisions at its discretion. Net periodic post retirement costs for the years ended December 31, 2000, 1999 and 1998 were insignificant.

The following table sets forth the status of the plan and the related amounts recognized in the Company's financial statements at December 31:


                                                             2000             1999
                                                           -------          -------
Accumulated post-retirement benefit obligation:
    Retirees                                               $   1.6          $   1.5
    Active plan participants                                    --               --
                                                           -------          -------
Total accumulated post-retirement benefit obligation           1.6              1.5
Plan assets at fair value                                       --               --
Accumulated post-retirement benefit obligation in          -------          -------
    excess of plan assets                                     (1.6)            (1.5)
Unrecognized prior service cost                                 --               --
Unrecognized net gain                                           --             (0.1)
                                                           -------          -------
Accrued post-retirement benefit cost                       $  (1.6)         $  (1.6)
                                                           =======          =======

The accumulated post-retirement benefit obligation was determined using a weighted average annual discount rate of 7.75% in 2000 and 8% in 1999. The assumed health care trend rate for 2001 is 11% declining gradually to 5.50% in 2017 when Company costs associated with the plan are capped. A 1% increase in the health care cost trend rate used would have resulted in an insignificant increase in the 2000 post-retirement benefit cost and the accumulated benefit obligation at December 31, 2000.

Postemployment Benefits

The Company has a number of postemployment plans covering severance, disability income, and continuation of health and life insurance for disabled employees. At December 31, 2000 and 1999, the Company's liability for postemployment benefits totaled $2.3 million and $1.9 million respectively, and is included in other liabilities.

10.   PREFERRED STOCK

The Preferred Stock is redeemable at the option of the Company at any time on or after August 15, 1997, in whole or in part, for cash, initially at a redemption price of $52.625 per share declining ratably annually to $50.00 per share on or after August 15, 2004, plus accrued and unpaid dividends. Annual cumulative dividends of $3.75 per share are payable quarterly on each November 15, February 15, May 15 and August 15, as and if declared by the Board of Directors. In the absence of earnings, the Board of Directors has suspended the quarterly dividends on the $3.75 Series B Convertible Preferred Stock effective August 2000. The decision has been taken by the Board as a cash conservation measure due to the persistence of low gold prices. Regular dividends totaling $3.4 million were paid in February and May of 2000.

11.   COMMON STOCK

On June 1, 1998, the Company completed the merger with Kinross whereby Kinross acquired 100% of the issued and outstanding common shares of the Company. As a result of the merger all plans to purchase common stock of Kinam were cancelled and all stock options were adjusted to reflect the exchange ratio of .8004. Substitute Kinross options were issued. As at December 31, 2000 and 1999 there are no plans that require the issuance of the Company's stock.

12.   SEGMENTED INFORMATION

The Company operates five gold mines: Fort Knox, located in Alaska; Kubaka, located in Russia; Refugio, located in Chile, Hayden Hill, located in California; and Guanaco, located in Chile. In addition to its producing gold mines, the Company has several other gold mining assets in various stages of reclamation, closure, care and maintenance, and development. The accounting policies used by these segments are the same as those described in the Summary of Significant Accounting Policies (see Note 2).

As the products and services in each of the reportable segments, except for the corporate activities, are essentially the same, the reportable segments have been determined at the level where decisions are made on the allocation of resources and capital, and where complete internal financial statements are available.



                                                  REPORTABLE OPERATING SEGMENTS
                                      ------------------------------------------------------------    CORPORATE
                                                                               HAYDEN                    AND
                                      FORT KNOX      KUBAKA      REFUGIO        HILL       GUANACO     OTHER (b)       TOTAL
                                      --------      --------     -------      -------      -------    ----------     --------
(in millions)

2000

Mining revenue                        $  104.1      $   68.4     $  25.8      $   2.8      $   4.1      $   5.6      $  210.8
Interest income                           --             2.1        --           --            0.1          0.2           2.4
Interest expense                           5.7           3.5         0.7         --           --           --             9.9
Depreciation, depletion and
    amortization                          37.6          32.0         4.6         --           --           --            74.2
Writedown of mineral properties           --            --          26.7          2.9          2.1          6.0          37.7
Segment profit (loss)(a)                 (13.7)          0.7       (30.5)        (2.3)        (2.6)        (0.7)        (49.1)
Segment assets                           236.7         118.9        11.4          1.1          4.5          0.2         372.8
Capital expenditures                      12.8           0.1         3.2         --            0.6         --            16.7

1999

Mining revenue                            97.0          73.5        26.6          4.6          6.5          5.9      $  214.1
Interest income                            0.3           0.8         0.1         --            0.1          0.2           1.5
Interest expense                           5.7           3.2         1.1         --           --           --            10.0
Depreciation, depletion and
    amortization                          38.0          33.9         5.9         --           --           --            77.8
Writedown of mineral properties           72.9          --          10.1         --           --           16.5          99.5
Segment profit (loss)(a)                 (88.8)          1.2       (16.5)        12.1          3.6        (21.4)       (109.8)
Segment assets                           258.3         147.6        40.5          3.4          7.8          6.3         463.9
Capital expenditures                       7.8           1.1         8.0         --           --           --            16.9

1998

Mining revenue                           117.2          72.7        25.5         17.0         10.0         25.7      $  268.1
Interest income                           --             0.3         0.1         --            0.1          1.1           1.6
Interest expense                          15.7           5.0         1.7         --            1.0         --            23.4
Depreciation, depletion and
    amortization                          56.2          26.6         8.3         --           --           --            91.1
Writedown of mineral properties          140.3          --          53.1         --           --           --           193.4
Segment profit (loss)(a)                (162.4)          4.5       (63.0)         2.1          9.8         18.7        (190.3)
Segment assets                           335.5         199.4        45.1          6.9          8.9          6.2         602.0
Capital expenditures                      12.4           7.8         2.4         --           --           --            22.6

(a) Segment profit (loss) includes writedown of mineral properties

RECONCILIATION OF REPORTABLE OPERATING SEGMENT LOSS TO NET LOSS FOR THE YEAR:


                                                                   2000           1999           1998
                                                                ---------      ---------      ---------
Segment loss                                                    $   (48.4)     $   (88.4)     $  (209.0)

Add (deduct) items not included in segment loss:
    Corporate and other                                              (0.7)         (21.4)          18.7
                                                                ---------      ---------      ---------

Loss before income taxes                                            (49.1)        (109.8)        (190.3)

Income tax expense                                                   (4.1)          (2.9)          (0.5)

Extraordinary item - loss on early extinguishment of debt            --             --            (11.5)

Dividends on convertible preferred stock                             (6.9)          (6.9)          (6.9)
                                                                ---------      ---------      ---------

Net loss for the year                                           $   (60.1)     $  (119.6)     $  (209.2)
                                                                =========      =========      =========

ENTERPRISE-WIDE DISCLOSURE:
    Geographic information:


                                                                              PROPERTY, PLANT
                                        REVENUE                                AND EQUIPMENT
                      -----------------------------------------          -------------------------
                         2000            1999            1998               2000            1999
                      ---------       ---------       ---------          ---------       ---------
Russia                $    68.4       $    73.5       $    72.7          $    50.2       $    79.3
Chile                      29.9            33.1            35.5               --              25.7
                      ---------       ---------       ---------          ---------       ---------
Total foreign              98.3           106.6           108.2               50.2           105.0
United States             112.5           107.5           159.9              216.5           246.0
                      ---------       ---------       ---------          ---------       ---------
Total                 $   210.8       $   214.1       $   268.1          $   266.7       $   351.0
                      =========       =========       =========          =========       =========

13.   CONTINGENCIES AND RELATED COMMITMENTS

The Company is subject to the considerations and risks of operating in Russia as a result of its 54.7% ownership of the Kubaka mine located in eastern Russia. The economy of the Russian Federation continues to display characteristics of an emerging market. These characteristics include, but are not limited to, the existence of a currency that is not freely convertible outside of the country, extensive currency controls and high inflation. The prospects for future economic stability in the Russian Federation are largely dependent upon the effectiveness of economic measures undertaken by the government, together with legal, regulatory, and political developments. Russian tax legislation is subject to varying interpretations and frequent changes. Further, the interpretation of tax legislation by tax authorities as applied to the transactions and activities of the Company may not coincide with that of management. As a result, transactions may be challenged by tax authorities and the Company may be assessed additional taxes, penalties and interest, which can be significant. The fiscal periods remain open to review for three years by the tax and customs authorities with respect to tax liabilities.

The Company's 50% owned Chilean contractual mining company CMM has entered into arbitration proceedings in Chile with the contractor that designed and built the mine. CMM contends that the contractor was negligent in both the design and the construction of the facility, and should be held responsible for the cost of repairs as well as lost profits. As part of the same proceedings, the contractor is seeking to recover costs that they allegedly incurred while building the mine and which, they claim, were outside their scope of work and responsibility. Although the outcome of the arbitration proceedings cannot be determined at the current time, management is of the opinion that the outcome will not materially affect the financial position, results of operations or cash flows of the Company.

The Company is also involved in legal proceedings and claims which arise in the ordinary course of its business. The Company believes these claims are without merit and is vigorously defending them. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

14.   SUBSEQUENT EVENT

On December 31, 2000, the Board of Directors gave approval for the Company to enter into an agreement with Kinross Gold U.S.A. Inc. to acquire all of the outstanding common shares of La Teko Resources Inc., a wholly owned subsidiary of Kinross. Consideration will be common shares of Kinam Gold Inc. with the effective date of the transaction to be January 1, 2001. Since this is a related party transaction which did not result in a substantive change in ownership, this transaction will be recorded at the carrying value of La Teko's assets which was approximately $36.0 million at December 31, 2000. The assets of La Teko include the Ryan Lode project, which is in the advanced exploration stage and 35% of the True North project which is scheduled to commence production in early 2001. It is anticipated that ore from the True North project will be processed through the Fort Knox mill.

                     ITEM 8(a) SUPPLEMENTARY FINANCIAL DATA


1. QUARTERLY DATA (UNAUDITED)

        Quarterly data for the years ended December 31, 2000 and 1999 are as follows:


                                              FIRST          SECOND          THIRD           FOURTH            TOTAL
                                            --------        --------        --------        ---------        ---------
2000 QUARTERS

Revenue                                     $   55.9        $   48.7        $   44.7        $    61.5        $   210.8
Income (loss) from operations                   (4.1)           (3.4)           (1.4)           (41.0)           (49.9)
Net loss                                        (6.5)           (6.7)           (5.0)           (35.0)           (53.2)
Loss attributable to common shares              (8.2)           (8.4)           (6.7)           (36.8)           (60.1)
Per common share:

   Basic and fully diluted                  $  (0.09)      $   (0.09)      $   (0.07)      $    (0.40)      $    (0.65)

1999 QUARTERS

Revenue                                     $   57.7        $   53.9        $   45.8        $    56.7        $   214.1
Income (loss) from operations                    0.5            (1.0)           (3.1)          (103.9)          (107.5)
Net loss                                        (1.8)           (4.2)           (7.2)           (99.5)          (112.7)
Loss attributable to common shares              (3.5)           (5.9)           (8.9)          (101.3)          (119.6)
Per common share:

   Basic and fully diluted                  $  (0.04)      $   (0.06)      $   (0.10)      $    (1.10)      $    (1.30)


Fourth quarter 2000 results included a $26.7 million pre-tax charge due to the writedown of the Refugio mine, a $2.9 million pre-tax charge due to the writedown of the Hayden Hill mine, a $2.1 million pre-tax charge due to the writedown of the Guanaco mine and a $6.0 million pre-tax charge due to the writedown of other non-core assets.

Fourth quarter 1999 results included a $72.9 million pre-tax charge due to the writedown of the Fort Knox mine, a $10.1 million pre-tax due to the writedown of the Refugio mine and a $16.5 million pre-tax charge due to the writedown of the Haile property.

2. RESERVE DATA (UNAUDITED)

The following tables present reserve data for each of its properties:

Kinam Gold Inc. share at December 31, 2000

PROVEN AND PROBABLE RESERVES


                                        PROVEN                           PROBABLE                             TOTAL
                            --------------------------------    -------------------------------    -----------------------------
                    KINAM     TONS      GRADE    CONTAINED      TONS       GRADE    CONTAINED       TONS      GRADE    CONTAINED
PROPERTY          SHARE (%)   (000)     (OPT)   OUNCES (000)    (000)      (OPT)   OUNCES (000)     (000)     (OPT)      OUNCES
---------         ---------  -------    -----   ------------    -----      -----   ------------    -------    -----    ---------
Gold
Producing mines
Fort Knox          100.0%    115,560    0.023      2,678        7,579      0.023        172        123,139    0.023      2,850
Kubaka              54.7%        864    0.317        274          549      0.457        251          1,413    0.372        525
Refugio             50.0%     16,477    0.028        459       17,716      0.027        480         34,193    0.027        939
True North          65.0%         --       --         --        7,968      0.050        397          7,968    0.050        397
                             -------    -----      -----        -----      -----        ---        -------    -----      -----
                             132,901    0.026      3,411       33,812      0.038      1,300        166,713    0.028      4,711
                             -------    -----      -----        -----      -----        ---        -------    -----      -----
Silver
Kubaka              54.7%        864    0.396        342          549      0.470        258          1,413    0.425        600


RESERVE NOTES

1. RESERVES. That part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. Reserves have been calculated by competent persons using a $300 per ounce gold price at all properties.

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

      These definitions comply with definitions used in the Society for Mining, Metallurgy and Exploration Inc.'s Guide for Reporting Exploration Information, Mineral Resources and Mineral Reserves dated March 1, 1999.

2. Reserves are based on an assumed long-term price per ounce of US $300 for gold and US $5.00 for silver.

3. Each property has a unique cutoff grade(s) that is calculated using industry standard practices.

4. The impact of a $25/oz. reduction in the long-term gold price to $275/oz. would result in an estimated 12% decrease in reserve gold ounces. Alternately, the impact of a $25/oz. rise in the long-term gold price to $325/oz. results in an estimated 8% increase in reserve gold ounces.

3.    VALUATION AND QUALIFYING ACCOUNTS

Site restoration costs: Estimated costs of site restoration are expensed and accrued over the estimated life of each property on a unit of production basis. Details of the site restoration accrual are as follows:

                                                Balance                Writedown of                     Balance
                                              December 31,    Annual   property plant      Cash      December 31,
                                                  1999       expense   and equipment   expenditures      2000
                                              ------------   -------   --------------  ------------  ------------
Site restoration cost accruals                  $  30.8       $  2.4       $  5.4         $ (5.0)       $  33.6
                                                =======       ======       ======         ======        =======

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

                                      NONE

                                    PART III

                             ITEMS 10, 11, 12 AND 13

These items are incorporated by reference to the Company's definitive information statement relating to the Company's annual meeting of shareholders to be held during 2001. The definitive information statement will be filed with the Commission not later than 120 days after December 31, 2000, pursuant to Regulation 14C of the Securities Exchange Act of 1934, as amended.

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as a part of this report:

                                                                                                        10-K PAGE
                                                                                                        ---------
1.    Financial Statements

      Report of Management                                                                                  26

      Independent Auditors Report - Deloitte & Touche LLP                                                   27

      Report of Independent Accountants - PricewaterhouseCoopers                                            28

      Consolidated Statements of Operations for each of the three years in the period ended
         December 31, 2000                                                                                  29

      Consolidated Balance Sheets at December 31, 2000 and 1999                                             30

      Consolidated Statements of Cash Flows for each of the three years in the period ended
         December 31, 2000                                                                                  31

      Consolidated Statements of Shareholders' Equity for each of the three years in the period
         ended December 31, 2000                                                                            32

      Notes to Consolidated Financial Statements                                                       33 - 47


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

        10.2        Loan Agreement, dated as of May 1, 1997, between Alaska Development Export Authority and
                    Fairbanks Gold Mining, Inc.; Reimbursement Agreement, dated as of May 1, 1997, between
                    Fairbanks Gold Mining, Inc. And Union Bank of Switzerland, New York Branch; Guaranty, dated
                    May 22, 1997, of Cyprus Amax in favor of Union Bank of Switzerland, New York Branch; and
                    Reimbursement Agreement, dated May 22, 1997, of the Company in favor of Cyprus Amax, filed as
                    Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                    1997, and incorporated herein by reference.

        10.3        Finance Agreement, dated as of June 30, 1995, between Omolon and Overseas Private Investment
                    Corporation ("OPIC"); First Amendment to Finance Agreement, dated as of April 22, 1996, between Omolon Gold Mining Company and OPIC, amending the Finance Agreement dated June 30,
                    1995 between Omolon and OPIC; and Second Amendment to Finance Agreement, dated as of January
                    28, 1997, between Omolon and OPIC, amending the Finance Agreement dated June 30, 1995 between
                    Omolon and OPIC, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended March 31, 1997, and incorporated herein by reference.

        10.4        Loan Agreement, dated as of June 30, 1995, between Omolon and European Bank for Reconstruction and Development ("EBRD"); Amendment Agreement to Loan Agreement, dated November 7, 1995, between Omolon and EBRD, amending the Loan Agreement dated June 30, 1995 between Omolon and
                    EBRD; Second Amendment Agreement to Loan Agreement, dated April 22, 1996, between Omolon and
                    EBRD, amending the Loan Agreement dated June 30, 1995 between Omolon and EBRD; and Third
                    Amendment to Loan Agreement, dated November 20, 1996, between Omolon and EBRD, amending the
                    Loan Agreement dated as of June 30, 1995 between Omolon and EBRD, filed as Exhibit 10.3 to the
                    Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

        10.5        Loan Agreement, dated as of November 29, 1996, between Omolon and ABN Amro Bank (Moscow) Ltd.;
                    and Guaranty and Indemnity Agreement, dated as of November 26, 1996, by Cyprus Amax in favor of ABN Amro Bank NV, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for
                    the quarter ended June 30, 1997, and incorporated herein by reference.

        10.6        Merger Agreement among Kinross Gold Corporation, Kinross Merger Corporation, and Kinam Gold
                    Inc., dated February 9, 1998. Filed as Exhibit 10.25 to the Company A.R. 10-K, etc. 1998.
                    Filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December
                    31, 1998 and incorporated herein by reference.

        10.7        Stockholder Agreement dated as of February 9, 1998, among Kinross Gold Corporation, Kinross
                    Merger Corporation, Cyprus Amax Minerals Company and each of the other persons identified on
                    Exhibit A. Filed as

                    Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

        10.8        Agreement for sale of stock among Piedmont Mining Company, Inc., seller, Kershaw Gold Company
                    Inc., company, and Lancaster Mining Company, Inc., buyer, dated as of March 1, 1999. Filed as
                    Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

        10.9*       Credit Agreement, dated as of March 8, 2000 between The Bank of Nova Scotia as Administrative
                    Agent, and the Bank of Nova Scotia and other financial institutions as Lenders, and Kinross
                    Gold Corporation, Kinross Gold U.S.A., Inc. and Fairbanks Gold Mining, Inc. as Borrowers;
                    First Amending Agreement to Credit Agreement dated March 8, 2000 amending the Credit Agreement dated March 8, 2000 between The Bank of Nova Scotia as Administrative Agent, and the Bank of
                    Nova Scotia and other financial institutions as Lenders, and Kinross Gold Corporation, Kinross
                    Gold U.S.A., Inc. and Fairbanks Gold Mining, Inc. as Borrowers; and Second Amending Agreement
                    dated February 7, 2001 amending the Credit Agreement dated March 8, 2000 between The Bank of
                    Nova Scotia as Administrative Agent, and the Bank of Nova Scotia and other financial institutions as Lenders, and Kinross Gold Corporation, Kinross Gold U.S.A., Inc. and Fairbanks
                    Gold Mining, Inc. as Borrowers.

        21          Subsidiaries of the Company. Filed as Exhibit 21 to the Company's Annual Report on Form 10-K
                    for the year ended December 31, 1999 and incorporated herein by reference.

        23.1        Consent of Deloitte & Touche LLP*

        23.2        Consent of PricewaterhouseCoopers*

*Filed herewith

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the fourth quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          KINAM GOLD INC.

Date:  March 28, 2001                     By  /s/ Arthur H. Ditto
                                            -----------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2000.


/s/     Arthur H. Ditto                            President
--------------------------------------
Arthur H. Ditto

/s/      John W. Ivany                             Vice President
--------------------------------------
John W. Ivany

/s/     Robert W. Schafer                          Vice President
--------------------------------------
Robert W. Schafer

/s/     Brian W. Penny                             Treasurer
--------------------------------------
Brian W. Penny

/s/     Shelley M. Riley                           Secretary
--------------------------------------
Shelley M. Riley

/s/     John A. Brough                             Director
--------------------------------------
John A. Brough

/s/     John M.H. Huxley                           Director
--------------------------------------
John M.H. Huxley

/s/     John W. Ivany Vice                         President
--------------------------------------
John W. Ivany

/s/     Cam Mingay                                 Director
--------------------------------------
Cam Mingay

                                 EXHIBIT INDEX


       EXHIBIT
       NUMBER                                               DESCRIPTION
       -------                                               -----------
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

        10.2        Loan Agreement, dated as of May 1, 1997, between Alaska Development Export Authority and
                    Fairbanks Gold Mining, Inc.; Reimbursement Agreement, dated as of May 1, 1997, between
                    Fairbanks Gold Mining, Inc. And Union Bank of Switzerland, New York Branch; Guaranty, dated
                    May 22, 1997, of Cyprus Amax in favor of Union Bank of Switzerland, New York Branch; and
                    Reimbursement Agreement, dated May 22, 1997, of the Company in favor of Cyprus Amax, filed as
                    Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                    1997, and incorporated herein by reference.

        10.3        Finance Agreement, dated as of June 30, 1995, between Omolon and Overseas Private Investment
                    Corporation ("OPIC"); First Amendment to Finance Agreement, dated as of April 22, 1996, between Omolon Gold Mining Company and OPIC, amending the Finance Agreement dated June 30,
                    1995 between Omolon and OPIC; and Second Amendment to Finance Agreement, dated as of January
                    28, 1997, between Omolon and OPIC, amending the Finance Agreement dated June 30, 1995 between
                    Omolon and OPIC, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended March 31, 1997, and incorporated herein by reference.

        10.4        Loan Agreement, dated as of June 30, 1995, between Omolon and European Bank for Reconstruction and Development ("EBRD"); Amendment Agreement to Loan Agreement, dated November 7, 1995, between Omolon and EBRD, amending the Loan Agreement dated June 30, 1995 between Omolon and
                    EBRD; Second Amendment Agreement to Loan Agreement, dated April 22, 1996, between Omolon and
                    EBRD, amending the Loan Agreement dated June 30, 1995 between Omolon and EBRD; and Third
                    Amendment to Loan Agreement, dated November 20, 1996, between Omolon and EBRD, amending the
                    Loan Agreement dated as of June 30, 1995 between Omolon and EBRD, filed as Exhibit 10.3 to the
                    Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

        10.5        Loan Agreement, dated as of November 29, 1996, between Omolon and ABN Amro Bank (Moscow) Ltd.;
                    and Guaranty and Indemnity Agreement, dated as of November 26, 1996, by Cyprus Amax in favor of ABN Amro Bank NV, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for
                    the quarter ended June 30, 1997, and incorporated herein by reference.

        10.6        Merger Agreement among Kinross Gold Corporation, Kinross Merger Corporation, and Kinam Gold
                    Inc., dated February 9, 1998. Filed as Exhibit 10.25 to the Company A.R. 10-K, etc. 1998.
                    Filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December
                    31, 1998 and incorporated herein by reference.

        10.7        Stockholder Agreement dated as of February 9, 1998, among Kinross Gold Corporation, Kinross
                    Merger Corporation, Cyprus Amax Minerals Company and each of the other persons identified on
                    Exhibit A. Filed as

       EXHIBIT
       NUMBER                                               DESCRIPTION
       -------                                               -----------
                    Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

        10.8        Agreement for sale of stock among Piedmont Mining Company, Inc., seller, Kershaw Gold Company
                    Inc., company, and Lancaster Mining Company, Inc., buyer, dated as of March 1, 1999. Filed as
                    Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

        10.9*       Credit Agreement, dated as of March 8, 2000 between The Bank of Nova Scotia as Administrative
                    Agent, and the Bank of Nova Scotia and other financial institutions as Lenders, and Kinross
                    Gold Corporation, Kinross Gold U.S.A., Inc. and Fairbanks Gold Mining, Inc. as Borrowers;
                    First Amending Agreement to Credit Agreement dated March 8, 2000 amending the Credit Agreement dated March 8, 2000 between The Bank of Nova Scotia as Administrative Agent, and the Bank of
                    Nova Scotia and other financial institutions as Lenders, and Kinross Gold Corporation, Kinross
                    Gold U.S.A., Inc. and Fairbanks Gold Mining, Inc. as Borrowers; and Second Amending Agreement
                    dated February 7, 2001 amending the Credit Agreement dated March 8, 2000 between The Bank of
                    Nova Scotia as Administrative Agent, and the Bank of Nova Scotia and other financial institutions as Lenders, and Kinross Gold Corporation, Kinross Gold U.S.A., Inc. and Fairbanks
                    Gold Mining, Inc. as Borrowers.

        21          Subsidiaries of the Company. Filed as Exhibit 21 to the Company's Annual Report on Form 10-K
                    for the year ended December 31, 1999 and incorporated herein by reference.

        23.1        Consent of Deloitte & Touche LLP*

        23.2        Consent of PricewaterhouseCoopers*

*Filed herewith