Form 10-Q
period 2001-03-15
KINAM GOLD INC
filed 2001-05-14
CIK 814577

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________to ___________

                          Commission file number 1-9620

                                 KINAM GOLD INC.
             (Exact name of registrant as specified in its charter)



             DELAWARE                                         06-1199974
--------------------------------------                -------------------------
 (State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                             Identification No.)


185 SOUTH STATE ST., #820, SALT LAKE CITY, UTAH                 84111
-------------------------------------------------      ------------------------
   (Address of principal executive offices)                    (Zip Code)


    Registrants' telephone number, including area code    (801) 363-9152
                                                         ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Common Stock, $0.01 par value,outstanding as of May 11, 2001 - 92,213,928 shares

                                 Total Pages -12
                        Exhibit Index Located on Page 12

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        KINAM GOLD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions except per share amounts)
                                   (Unaudited)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              2001            2000
                                                             ------          ------
Revenues                                                     $ 48.4          $ 55.9
                                                             ------          ------
Costs and operating expenses
    Cost of sales                                              34.0            40.7
    Depreciation and depletion                                 14.7            19.8
    General and administrative                                  0.2             0.2
    Exploration                                                 0.9             0.6
                                                             ------          ------
    Total costs and operating expenses                         49.8            61.3
                                                             ------          ------

Loss from operations                                           (1.4)           (5.4)

    Interest expense                                           (1.8)           (2.5)
    Interest income                                             0.5             1.3
    Other                                                       1.8             1.3
                                                             ------          ------

Loss before income taxes                                       (0.9)           (5.3)

Income tax expense                                             (0.9)           (1.2)
                                                             ------          ------

Net loss                                                       (1.8)           (6.5)

Preferred stock dividends                                      (1.7)           (1.7)
                                                             ------          ------

Loss attributable to common shares                           $ (3.5)         $ (8.2)
                                                             ======          ======

Per common share:
    Net basic and diluted loss                               $(0.04)         $(0.09)

Weighted average number of common shares outstanding           92.2            92.2


   The accompanying notes are an integral part of these financial statements.

                        KINAM GOLD INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (In millions except per share amounts)
                                   (Unaudited)

                                                                                            MARCH 31        DECEMBER 31
                                                                                              2001             2000
                                                                                            -------          -------
ASSETS
    Current
        Cash and cash equivalents                                                           $  26.6          $  23.3
        Inventories                                                                            50.5             51.6
        Receivables                                                                            16.5             13.7
        Other                                                                                   2.7              4.2
                                                                                            -------          -------
           Current assets                                                                      96.3             92.8

    Property, plant and equipment, net                                                        296.4            266.7
    Other                                                                                      13.2             13.3
                                                                                            -------          -------
                                                                                            $ 405.9          $ 372.8
                                                                                            =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
    Current
        Demand loan                                                                         $  73.6          $  73.6
        Current portion of long-term debt                                                      32.6             30.5
        Accounts payable, trade                                                                16.5             14.0
        Accrued and other current liabilities                                                  17.2             16.6
        Current portion of site restoration cost accruals                                       3.2              3.6
                                                                                            -------          -------
          Current liabilities                                                                 143.1            138.3

    Advance from parent                                                                       241.5            219.9
    Long-term debt                                                                             51.1             77.2
    Site restoration cost accruale                                                             30.3             30.0
    Other                                                                                      10.2             11.5
                                                                                            -------          -------
                                                                                              473.2            476.9
                                                                                            -------          -------

    Shareholders' equity (capital deficiency):
        Preferred stock, par value $1.00 per share, authorized 10,000,000 shares, 2,000,000 shares designated as $2.25 Series A Convertible
            Preferred Stock, no shares issued and outstanding: and 1,840,000 shares designated as $3.75 Series B Convertible Preferred Stock,
            1,840,000 shares issued and outstanding                                             1.8              1.8
        Common stock, par value $.01 per share, authorized 200,000,000
            shares, 92,213,928 shares issued and outstanding                                    0.9              0.9

        Paid-in capital                                                                       450.2            412.9
        Accumulated deficit                                                                  (523.2)          (519.7)
                                                                                            -------          -------
            Total shareholders' equity (capital deficiency)                                   (70.3)          (104.1)
                                                                                            -------          -------
            Total liabilities and shareholders' equity (capital deficiency)                 $ 405.9          $ 372.8
                                                                                            =======          =======



         The accompanying notes are an integral part of these statements

                        KINAM GOLD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                           MARCH  31
                                                                                      2001          2000
                                                                                     -----          -----
Cash flow provided from operating activities
    Net loss                                                                         $(1.8)         $(6.5)
    Adjustments to reconcile net loss to cash flow provided from operations:
        Depreciation and depletion                                                    14.7           19.8
        (Decrease) increase in site restoration cost accruals                         (0.1)           0.3
        Decrease (increase) in working capital items                                   2.1           (6.6)
        Other                                                                         (1.2)          --
                                                                                     -----          -----
            Cash flow provided from operating activities                              13.7            7.0
                                                                                     -----          -----

Cash flow used in investing activities:
    Capital expenditures                                                              (8.0)          (2.0)
                                                                                     -----          -----
            Cash flow used in investing activities                                    (8.0)          (2.0)
                                                                                     -----          -----

Cash flow used in financing activities:
    Repayments of debt                                                               (24.0)          (3.8)
    Advances from parent                                                              21.6            2.1
    Preferred dividends paid                                                          --             (1.7)
                                                                                     -----          -----
            Cash flow used in financing activities                                    (2.4)          (3.4)
                                                                                     -----          -----

Net increase in cash and cash equivalents                                              3.3            1.6

Cash and cash equivalents at January 1                                                23.3           25.1
                                                                                     -----          -----

Cash and cash equivalents at  March 31                                               $26.6          $26.7
                                                                                     =====          =====



         The accompanying notes are an integral part of these statements

1. BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation. Results for any interim period are not necessarily indicative of the results that may be achieved in future periods. The financial information as of this interim date should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

On June 1, 1998, Kinam Gold, Inc. ("the Company") completed a merger agreement with Kinross Gold Corporation ("Kinross") providing for a combination of their businesses. Kinross currently owns 100% of the Company's outstanding common stock.

2. ECONOMIC DEPENDENCE

The Company relies solely on Kinross for funding the portion of operating costs, capital expenditures, general corporate expenditures and debt and interest payments not funded by cash flow provided from operating activities. Assuming the price of gold remains at current levels the Company anticipates additional borrowings from its parent. While Kinross has funded these obligations in the past it is under no obligation to do so, and there can be no assurance that the Company may not have to seek funding from other sources in the future. Kinross has agreed to continue to support the Company for the remainder of 2001.

3. INVENTORIES

Inventories consist of the following (in millions):

                                                MARCH 31       DECEMBER 31
                                                  2001            2000
                                              -----------      -----------
Gold
    Finished goods                             $  14.6           $  16.8
    Work in progress                               1.9               2.2
Materials and supplies                            34.0              32.6
                                               -------           -------
                                               $  50.5           $  51.6
                                               =======           =======

4. LONG-TERM DEBT

Long-term debt repayments during the first quarter of 2001 totaled $24.0 million. Debt repayments were comprised of $1.2 million of capital lease repayments at Fort Knox, $0.2 million of capital lease repayments at Refugio, $0.6 million of project-financing debt repayments at Kubaka, and a partial early repayment of the Alaska Industrial Revenue Bonds of $22.0 million from cash set aside which was effectively made April 4, 2001.

5. HEDGE CONTRACTS

Forward sales contracts, generally on a spot deferred basis are entered into from time to time to protect the Company from the effect of price changes on precious metals sales. As of March 31, 2001 the Company had no outstanding hedge contracts.

During July 1998, the Company liquidated its hedge position and received approximately $45.9 million in cash. In connection with this transaction the Company recognized a gain of $41.7 million, net of costs previously incurred. The gain is being included in revenue over the period the underlying hedge contracts were originally scheduled to expire. The Company realized $0.9 million for the first quarter relating to the amortization of these hedge gains.

6. COMMITMENTS AND CONTINGENCIES

Site restoration and closure costs are accrued on a units-of-production basis using estimates based upon current federal, state and applicable foreign laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally becoming more restrictive. Any changes in these laws and regulations could impact future estimated site restoration costs. Total site restoration costs for the Company at the end of current operating mine lives are estimated to be approximately $36.0 million.

7. 2001 FIGURES

Certain of the 2000 figures have been reclassified to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Production Results

The following table sets forth the Company's ounces of gold equivalent production, production costs, ounces of gold sold and average realized prices for the three months ended March 31, 2001 and 2000.


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31
                                                                           2001             2000
                                                                         --------         --------
Gold equivalent production (ounces)
    Fort Knox                                                             100,347           77,551
    Kubaka                                                                 56,175           61,573
    Refugio                                                                25,827           25,788
    Hayden Hill                                                             1,065            2,613
    Guanaco                                                                 1,718            4,587
                                                                         --------         --------
        Consolidated gold production                                      185,132          172,112
                                                                         ========         ========

Cash operating costs ($ per ounce of gold equivalent produced)
    Fort Knox                                                            $    186         $    238
    Kubaka                                                                    120              114
    Refugio                                                                   231              261
    Hayden Hill                                                               280              248
    Guanaco                                                                   413              163
                                                                         --------         --------
        Consolidated cash operating costs                                $    175         $    195
                                                                         ========         ========

Total cash costs ($ per ounce of gold equivalent  produced)
    Fort Knox                                                            $    186         $    238
    Kubaka                                                                    141              150
    Refugio                                                                   244              276
    Hayden Hill                                                               289              258
    Guanaco                                                                   436              180
                                                                         --------         --------
        Consolidated total cash costs                                    $    183         $    211
                                                                         ========         ========

Total production costs ($ per ounce of gold equivalent produced)
    Fort Knox                                                            $    293         $    338
    Kubaka                                                                    278              316
    Refugio                                                                   244              345
    Hayden Hill                                                               289              258
    Guanaco                                                                   436              180
                                                                         --------         --------
        Consolidated total production costs                              $    283         $    326
                                                                         ========         ========

Ounces of gold sold                                                       183,791          190,279

Average realized price per ounce of gold                                 $    264         $    293


Cash operating costs at the mine sites includes overhead.

Total cash costs include cash operating costs plus royalties and applicable production taxes.

Total production costs include total cash costs plus reclamation and depreciation and depletion.

The Company reported a first quarter 2001 net loss of $1.8 million, or $.04 per share attributable to common shares after preferred dividends, on revenue of $48.4 million compared with a 2000 first quarter net loss of $6.5 million, or $.09 per share attriutable to common shares after preferred dividends, on revenue of $55.9 million. The Company reported an operating loss of $1.4 million for the first quarter of 2001 compared with an operating loss of $5.4 million for the 2000 first quarter. Low gold prices contributed to the operating losses in both quarters.

The Company's average realized price for gold in the first quarter of 2001 was $264 per ounce compared with $293 per ounce for the 2000 first quarter. The average spot price was $263 per ounce in the first quarter of 2001 compared with $290 per ounce in the first quarter of 2000. The realized price exceeded the spot price due to the amortization of the gain realized when a significant hedge position was closed in 1998.

The Company's first quarter 2001 depreciation and depletion expense decreased to $14.7 million from $19.8 million in the first quarter of 2000 due to the writedown of the Company's Refugio property in the fourth quarter of 2000 and the effect of increased reserves at Fort Knox and Kubaka.

General and administrative expense of $0.2 million for the first quarter of 2001 was unchanged from the 2000 first quarter. Substantially all management and administrative services are provided by Kinross to the Company at no cost.

Other income of $1.8 million in the first quarter of 2001 compared with $1.3 million in the first quarter of 2000. The management fees earned from the Kubaka and Refugio operations are included in other income.

The $0.3 million increase in exploration expense to $0.9 million for the first quarter of 2001 resulted from increased exploration near the Kubaka mine in Russia.

Lower interest expense of $1.8 million for the first quarter of 2001, compared with $2.5 million for the 2000 first quarter, was primarily attributed to lower debt balances and lower interest rates on the variable debt.

PRIMARY OPERATIONS

FORT KNOX MINE

Gold equivalent production during the first quarter of 2001 was 100,347 ounces compared with 77,551 ounces in 2000. Minesite production expenditures were unchanged from the prior year, however as a result of mining a higher-grade portion of the Fort Knox open pit, total cash costs decreased to $186 per ounce of gold equivalent compared with $238 per ounce in 2000. Capital expenditures in Alaska totaled $7.9 million during the quarter. The majority of the capital expenditures focused on the new haulage road from the True North deposit to the Fort Knox processing plant. The construction of this haulage road was substantially complete by the end of the quarter and the Fort Knox mill commenced processing of the True North ore during April. Estimated gold equivalent production and total cash costs per ounce for 2001 at the Fort Knox operations remain unchanged from previous estimates.

KUBAKA MINE (54.7% OWNERSHIP INTEREST)

The Company's share of gold equivalent production in the first quarter of 2001 was 56,175 ounces compared with 61,573 ounces in 2000. Total cash costs were $141 per ounce of gold equivalent compared with $150 per ounce in 2000. The Company's share of minesite production expenditures was $1.7 million less than incurred during the first quarter of 2000. Mill throughput increased by 12%, which combined with lower cash spending compensated for the 18% decrease in the grade of the ore processed. Estimated gold equivalent production and total cash costs per ounce for 2001 at the Kubaka operations remain unchanged from previous estimates.

REFUGIO MINE (50% OWNERSHIP INTEREST)

The Company's share of gold equivalent production during the first quarter of 2001 was 25,827 ounces compared with 25,788 ounces in 2000. Total cash costs were $244 per ounce of gold equivalent compared with $276 per ounce in 2000. The current operating plan for Refugio is to continue to mine and stack ore on the leachpad until May 31, 2001. The Refugio operations will commence residual leaching and the mining activities will be placed on care and maintenance at that point. Estimated gold equivalent production and total cash costs per ounce for 2001 at the Refugio operations remain unchanged from previous estimates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operations for the first three months of 2001 was $13.7 million compared with $7.0 million for the comparable 2000 three months. The increase was primarily due to lower operating costs and increased production of gold equivalent ounces.

Capital spending was $8.0 million for the first three months of 2001 compared with $2.0 million during the first three months of 2000. Approximately $7.9 million was spent at Fort Knox, primarily on permitting activities and the construction of the new access road for the True North project. Kubaka spent $0.1 million in the first quarter of 2001. Capital spending in the first quarter was funded by cash flow provided from operating activities. Capital spending for 2001 is estimated to be approximately $18.0 million primarily for the development of the True North property.

There were no dividends paid in the first quarter of 2001 as the Board of Directors suspended the quarterly dividend on the $3.75 Series B Convertible Preferred Stock beginning with the preferred dividend that was payable in August 2000. Included in paid-in capital is a $5.2 million accrual representing the cumulative unpaid dividend.

Paid-in capital increased by $37.3 million in the first quarter of 2001. $35.6 million was due to an additional investment by Kinross representing the carrying value of the assets transferred to the Company. The assets transferred to the Company included the Ryan Lode property and 35% of the True North property thereby increasing the Company's share of the True North property to 100%. The balance of $1.7 million was the accrual of the quarterly dividend.

Long-term debt repayments during the first quarter of 2001 totaled $24.0 million. Debt repayments were comprised of $1.2 million of capital lease repayments at Ft Knox, $0.2 million of capital lease repayments at Refugio, $0.6 million of project-financing debt at Kubaka, and a partial early repayment of the Alaska Industrial Revenue Bonds of $22.0 million.

In the first quarter of 2001 the Company borrowed $21.6 million from Kinross for the partial early repayment of the Alaska Industrial Revenue Bonds. The balance of the long-term debt repayments were made from cash flow provided from operating activities.

The Company relies solely on Kinross for funding the portion of operating costs, capital expenditures, general corporate expenditures and debt and interest payments not funded by cash flow from operations. The Company continues to conserve cash whenever possible including approving only capital expenditures necessary to sustain operations, continued low exploration expenditures, suspending the payment of preferred stock dividends and continually monitoring operating costs at all its operations. Assuming the price of gold remains at $260 per ounce the Company anticipates additional borrowing from Kinross in 2001 to fund the current debt repayment requirements and planned capital expenditures, primarily on the True North project. While Kinross has funded these obligations in the past it is under no obligation to do so after 2001, and there can be no assurance that the Company may not have to seek funding from other sources in the future.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such forward-looking statements include statements regarding expected gold sales, reserve additions, projected quantities of future gold production, estimated reserves and recovery rates, anticipated production rates, costs and expenditures, prices realized by the Company and expected to be realized, expected future cash flows, anticipated financing needs, growth plans and sources of financing and repayment alternatives. Factors that could cause actual results to differ materially from such forward-looking statements include, among others: the cyclical and volatile price of gold, risks and uncertainties relating to general domestic and international economic and political conditions, the political and economic risks associated with foreign operations, cost overruns, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits and approvals, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, environmental risks, the results of financing efforts and financial market conditions and other risk factors detailed in the Company's Securities and Exchange Commission filings.

Refer to the Risk Factors on pages 14 to 17 of the Company's Annual Report on Form 10K dated December 31, 2000 as filed with the Securities and Exchange Commission, for a more detailed discussion of risks. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

1. COMMODITY PRICE RISKS

The Company's revenues are derived primarily from the sale of gold production. The Company's revenues and net income or loss can vary significantly with fluctuations in the market prices of gold. Based on the Company's projected 2001 sales volume, each $10 per ounce change in the average realized price of gold sales would have an approximate $7.25 million impact on revenues and pre-tax earnings.

At various times, in response to market conditions, the Company has entered into gold forward sales contracts for some portion of expected future production to mitigate the risk of adverse price fluctuations. The significant decline in spot gold prices in 1998 increased the value of the Company's forward sales contracts held at that time. The Company closed out these contracts in 1998 for $45.9 million in cash. The Company does not currently hold any forward sales contracts.

2. FOREIGN CURRENCY EXCHANGE RISK

The Company conducts the majority of its operations in the U.S., Russia, and Chile. Currency fluctuations affect the cash flow that the Company will realize from its operations as gold is sold primarily in U.S. dollars, while production costs are incurred in Russian rubles, Chilean pesos and U.S. dollars. The Company's results are positively affected when the U.S. dollar strengthens against these foreign currencies and adversely affected when the U.S. dollar weakens against these foreign currencies. The Company's cash and cash equivalent balances are held in U.S. dollars. Holdings denominated in other currencies are relatively insignificant.

The temporal method is used to consolidate results of operations in Russia. The major currency-related exposure at any balance sheet date is on ruble-denominated cash balances and working capital. Because the bullion inventory is denominated in U.S. dollars, there are no related foreign exchange risks. The foreign exchange exposure on the balance of the Company's working capital items is nominal. Gold sales are primarily denominated 50% in U.S. dollars and 50% in rubles. The U.S. dollars received are used to service the U.S. dollar denominated debt and the foreign supplies inventory purchases, while the rubles received from the gold sales are used to pay local operating costs. The Company has and will continue to convert any excess rubles into U.S. dollars to repay U.S. denominated third party and inter-corporate debt obligations. Assuming estimated 2001 ruble payments of 615 million rubles at an exchange rate of 30 rubles to one U.S. dollar, each 3 rubles change to the U.S. dollar could result in an approximate $2.0 million change in the Company's pre-tax earnings. In Chile, the currency measurement is the U.S. dollar as the majority of transactions are denominated in U.S. dollars. Local expenditures are recorded based on the prevailing exchange rate at the time and bullion settlement receivables are denominated in U.S. dollars. Assuming the Company's share of estimated 2001 pesos payments of 3.4 billon pesos at an exchange rate of 560 pesos to one U.S. dollar, each 50 pesos change to the U.S. dollar could result in an approximately $0.6 million change in the Company's pre-tax earnings.

3. INTEREST RATE RISKS

As at March 31 2001, the Company carried $74.1 million of variable rate debt, all denominated in U.S. dollars. Interest expense would change by approximately $0.7 million per year for every one percent change in interest rates.

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



DATED: May 11, 2001