Form 10-Q
period 2001-06-30
KINAM GOLD INC
filed 2001-08-14
CIK 814577

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to ___________

                          Commission file number 1-9620

                                 KINAM GOLD INC.
             (Exact name of registrant as specified in its charter)



                NEVADA                                     06-1199974
    (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)


185 SOUTH STATE ST., # 820, SALT LAKE CITY, UTAH              84111
   (Address of principal executive offices)                 (Zip Code)

        Registrants' telephone number, including area code (801) 363-9152

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Common Stock, $0.01 par value, outstanding as of August 13, 2001 - 92,213,928 shares

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        KINAM GOLD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in millions except per share amounts)
                                   (Unaudited)

                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   JUNE 30                       JUNE 30
                                                             2001           2000           2001            2000
                                                            -------        -------        -------         -------
Revenues                                                    $  52.5        $  48.7        $ 100.9         $ 104.6
                                                            -------        -------        -------         -------

Costs and operating expenses:
    Cost of sales                                              35.7           35.9           69.7            76.6
    Depreciation and depletion                                 17.8           16.5           32.5            36.3
    General and administrative                                  0.5            0.2            0.7             0.4
    Exploration                                                 0.7            0.9            1.6             1.5
                                                            -------        -------        -------         -------
    Total costs and operating expenses                         54.7           53.5          104.5           114.8
                                                            -------        -------        -------         -------

Loss from operations                                           (2.2)          (4.8)          (3.6)          (10.2)

    Interest expense                                           (1.3)          (3.1)          (3.1)           (5.6)
    Interest income                                             0.4            0.4            0.9             1.7
    Other income                                                0.8            1.4            2.6             2.7
                                                            -------        -------        -------         -------

Loss before income taxes                                       (2.3)          (6.1)          (3.2)          (11.4)

Income tax expense                                             (0.6)          (0.6)          (1.5)           (1.8)
                                                            -------        -------        -------         -------

Net loss                                                       (2.9)          (6.7)          (4.7)          (13.2)

Preferred stock dividends                                      (1.7)          (1.7)          (3.4)           (3.4)
                                                            -------        -------        -------         -------

Loss attributable to common shares                          $  (4.6)       $  (8.4)       $  (8.1)        $ (16.6)
                                                            =======        =======        =======         =======

Per common share:
    Net basic and diluted loss                              $ (0.05)       $ (0.09)       $ (0.09)        $ (0.18)

Weighted average number of common shares outstanding           92.2           92.2           92.2            92.2


   The accompanying notes are an integral part of these financial statements.

                        KINAM GOLD INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in millions except par value of stock)
                                   (Unaudited)

                                                                                        JUNE 30      DECEMBER 31
                                                                                          2001          2000
                                                                                        --------     -----------
ASSETS
    Current
       Cash and equivalents                                                             $   14.3       $   23.3
       Inventories                                                                          44.3           51.6
       Receivables                                                                          12.3           13.7
       Other                                                                                 3.5            4.2
                                                                                        --------       --------
          Current assets                                                                    74.4           92.8

    Property, plant and equipment, net                                                     283.0          266.7
    Other                                                                                   13.7           13.3
                                                                                        --------       --------

                                                                                        $  371.1       $  372.8
                                                                                        ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
    Current
       Demand loan                                                                      $   73.6       $   73.6
       Current maturities of long-term debt                                                 45.0           30.5
       Accounts payable, trade                                                              13.6           14.0
       Accrued and other current liabilities                                                13.7           16.6
       Reclamation reserve, current portion                                                  2.7            3.6
                                                                                        --------       --------
         Current liabilities                                                               148.6          138.3

    Advance from parent                                                                    229.6          219.9
    Long-term debt                                                                          26.7           77.2
    Reclamation reserve, non-current portion                                                30.6           30.0
    Other                                                                                    8.8           11.5
                                                                                        --------       --------
                                                                                           444.3          476.9
                                                                                        --------       --------

    Commitments and contingencies

    Shareholders' equity (capital deficiency):
       Preferred stock, par value $1.00 per share, authorized 10,000,000 shares,
           2,000,000 shares designated as $2.25 Series A Convertible Preferred
           Stock, no shares issued and outstanding: and 1,840,000 shares designated as $3.75 Series B Convertible Preferred Stock,
           issued and outstanding 1,840,000 shares                                           1.8            1.8
       Common stock, par value $.01 per share, authorized 200,000,000
           shares, issued and outstanding 92,213,928 shares                                  0.9            0.9

       Paid-in capital                                                                     451.9          412.9
       Accumulated deficit                                                                (527.8)        (519.7)
                                                                                        --------       --------
           Total shareholders' equity (capital deficiency)                                 (73.2)        (104.1)
                                                                                        --------       --------

           Total liabilities and shareholders' equity (capital deficiency)              $  371.1       $  372.8
                                                                                        ========       ========

         The accompanying notes are an integral part of these statements

                        KINAM GOLD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                        JUNE 30                     JUNE 30
                                                                                   2001          2000          2001          2000
                                                                                   -----         -----         -----         -----
Cash flow from operating activities
   Net loss                                                                        $(2.9)        $(6.7)        $(4.7)        $(13.2)
   Adjustments to reconcile net loss to cash flow provided from operations:
       Depreciation and depletion                                                   17.8          16.5          32.5          36.3
       Increase (decrease) in reclamation reserve                                   (0.2)          0.1          (0.3)          0.4
       (Increase) decrease  in working capital items                                 1.4           0.5           3.5          (6.1)
           Accounts receivable                                                       4.2          (0.6)          1.4           0.2
           Inventories                                                               4.4           2.5           4.7           3.9
           Other assets                                                             (0.8)           --           0.7          (0.9)
           Accounts payable and accrued liabilities                                 (6.4)         (1.4)         (3.3)         (9.3)
       Other                                                                        (1.9)         (4.4)         (3.1)         (4.4)
                                                                                   -----         -----         -----         -----
           Cash flow provided from operating activities                             14.2           6.0          27.9          13.0
                                                                                   -----         -----         -----         -----

Cash flow used in investing activities:
   Capital expenditures                                                             (2.6)         (4.5)        (10.6)         (6.5)
                                                                                   -----         -----         -----         -----
           Cash flow used in investing activities                                   (2.6)         (4.5)        (10.6)         (6.5)
                                                                                   -----         -----         -----         -----

Cash flow from financing activities:
   Repayments of financings                                                        (12.0)        (12.4)        (36.0)        (16.2)
   Proceeds from financings from parent                                            (11.9)         (0.8)          9.7           1.3
   Preferred dividends paid                                                           --          (1.7)           --          (3.4)
                                                                                   -----         -----         -----         -----
           Cash flow used in financing activities                                  (23.9)        (14.9)        (26.3)        (18.3)
                                                                                   -----         -----         -----         -----

Net decrease in cash and cash equivalents                                          (12.3)        (13.4)         (9.0)        (11.8)

Cash and cash equivalents at beginning of period                                    26.6          26.7          23.3          25.1
                                                                                   -----         -----         -----         -----

Cash and cash equivalents at  end of period                                        $14.3         $13.3         $14.3         $13.3
                                                                                   =====         =====         =====         =====
Cash and cash equivalents, end of year
Supplementary disclosure of cash flow information:
    Cash paid for: Interest                                                        $ 2.1         $ 4.2         $ 3.4         $ 6.1
                      Income taxes                                                 $ 1.9         $ 2.9         $ 2.4         $ 2.7


         The accompanying notes are an integral part of these statements

1. BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation. Results for any interim period are not necessarily indicative of the results that may be achieved in future periods. The financial information as of this interim date should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2000.

On June 1, 1998, Kinam Gold, Inc. ("the Company") completed a merger agreement with Kinross Gold Corporation ("Kinross") providing for a combination of their businesses. Kinross currently owns 100% of the Company's outstanding common stock and subsequent to June 30th acquired 51.4% of the Company's outstanding preferred stock.

2.  ECONOMIC DEPENDENCE

The Company relies solely on Kinross for funding the portion of operating costs, capital expenditures, general corporate expenditures and debt and interest payments not funded by cash flow provided from operating activities. Assuming the price of gold remains at current levels the Company anticipates additional borrowings from its parent. While Kinross has funded these obligations in the past it is under no obligation to do so, and there can be no assurance that the Company may not have to seek funding from other sources in the future. Kinross has agreed to continue to support the Company for the remainder of 2001. Kinross also provides substancially all administrative and management services to the Company at no cost. Accordingly the financial statements do not reflect a charge for these services.

3.  INVENTORIES


Inventories consist of the following (in millions):

                                  JUNE 30        DECEMBER 31
                                    2001            2000
                                  -------        -----------
Gold
    Finished goods                $  11.8          $  16.8
    Work in progress                  1.7              2.2
Materials and supplies               30.8             32.6
                                  -------          -------
                                  $  44.3          $  51.6
                                  =======          =======

4.  LONG-TERM DEBT

Long-term debt repayments during the first six months of 2001 totaled $36.0 million. Debt repayments were comprised of $2.0 million of capital lease repayments at Fort Knox, $0.4 million of capital lease repayments at Refugio, $11.6 million of project-financing debt repayments at Kubaka, and a partial early repayment of the

Alaska Industrial Revenue Bonds of $22.0 million. During the second quarter of 2001, long-term debt repayments totaled $12.0 million. Debt repayments for the quarter were comprised of $11.0 million of project-financing debt repayments at Kubaka and $1.0 million of capital lease repayments at Ft. Knox and Refugio.

5.  HEDGE CONTRACTS

Forward sales contracts, generally on a spot deferred basis are entered into from time to time to protect the Company from the effect of price changes on precious metals sales. As of June 30, 2001 the Company had no outstanding hedge contracts.

During July 1998, the Company liquidated its hedge position and received approximately $45.9 million in cash. In connection with this transaction the Company recognized a gain of $41.7 million, net of costs previously incurred. The gain is being included in revenue over the period the underlying hedge contracts were originally scheduled to expire. The Company realized $1.7 million in revenue for the first six months of 2001 relating to the amortization of these hedge gains.

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

7.  TRANSACTIONS WITH AFFILIATES

On January 1, 2001, the Company entered into an agreement with Kinross Gold U.S.A. Inc, to acquire all of the outstanding common shares of La Teko Resources Inc., a wholly owned subsidiary of Kinross. Since this is a related party transaction which did not result in a substantive change in ownership, this transaction will be recorded at the carrying valure of La Teko's assets which was approximately $36.0 million at December 31, 2000. The assets of La Teko included the Ryan Lode project, which is in the advanced exploration state and 35% of the True North project commenced production in early 2001. The ore from the True North project is being processed through the Fort Knox mill.

8.  PRESENTATION

Certain of the financial information for fiscal 2000 has been reclassified to be consistant with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PRODUCTION RESULTS

The following table sets forth the Company's ounces of gold equivalent production, production costs, ounces of gold sold and average realized prices for the three months and six months ended June 30, 2001 and 2000.

                                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                     JUNE 30                         JUNE 30
                                                                              2001            2000            2001            2000
                                                                            --------        --------        --------        --------
Gold equivalent production (ounces)
    Fort Knox                                                                104,743          83,825         205,090         161,376
    Kubaka                                                                    50,300          59,066         106,475         120,639
    Refugio                                                                   22,799          21,894          48,626          47,682
    Hayden Hill                                                                  822           2,775           1,887           5,388
    Guanaco                                                                       --           5,381           1,718           9,968
                                                                            --------        --------        --------        --------
       Consolidated gold equivalent production                               178,664         172,941         363,796         345,053
                                                                            ========        ========        ========        ========

Cash operating costs ($ per ounce of gold equivalent produced)
    Fort Knox                                                               $    193        $    214        $    189        $    226
    Kubaka                                                                       140             123             129             119
    Refugio                                                                      224             267             228             264
    Hayden Hill                                                                  247             188             267             217
    Guanaco                                                                       --             272             413             221
                                                                            --------        --------        --------        --------
       Consolidated cash operating costs                                    $    182        $    191        $    178        $    194
                                                                            ========        ========        ========        ========

Total cash costs ($ per ounce of gold equivalent  produced) (1)
    Fort Knox                                                               $    193        $    214        $    189        $    226
    Kubaka                                                                       157             159             148             155
    Refugio                                                                      237             282             241             279
    Hayden Hill                                                                  260             205             277             231
    Guanaco                                                                       --             293             436             241
                                                                            --------        --------        --------        --------
       Consolidated total cash costs                                        $    188        $    206        $    186        $    209
                                                                            ========        ========        ========        ========

Total production costs ($ per ounce of gold equivalent produced) (2)
    Fort Knox                                                               $    308        $    321        $    292        $    337
    Kubaka                                                                       255             271             252             295
    Refugio                                                                      237             288             241             341
    Hayden Hill                                                                  260             205             277             231
    Guanaco                                                                       --             293             436             241
                                                                            --------        --------        --------        --------
       Consolidated total production costs                                  $    284        $    304        $    274        $    319
                                                                            ========        ========        ========        ========

Ounces of gold sold                                                          188,551         167,559         372,342         358,288
Average realized price per ounce of gold                                    $    278        $    291        $    271        $    292

(1) Total cash costs includes cash operating costs plus royalties and applicable production taxes.

(2) Total production costs includes total cash costs plus reclamation and depreciation and depletion.

CONSOLIDATED RESULTS

SECOND QUARTER

The Company reported a second quarter 2001 net loss of $2.9 million, or $.05 per share attributable to common shares after preferred dividends, compared with a 2000 second quarter net loss of $6.7 million, or $.09 per share attributable to common shares after preferred dividends. The Company's share of attributable gold equivalent production of 178,664 ounces at a total cash cost of $188 per ounce during the second quarter of 2001 compared with 172,941 ounces at a total cash cost of $206 per ounce in the second quarter of 2000. Increased production at a significantly lower total cash cost per ounce resulted in a loss from operations of $2.2 million in the second quarter of 2001 compared with $4.8 million in the second quarter of 2000. Cash flow provided from operating activities increased to $14.2 million in the second quarter of 2001 compared with $6.0 million in the second quarter of 2000.

FIRST HALF

For the first half of 2001 the Company reported a net loss of $4.7 million, or $.09 per share attributable to common shares after preferred dividends, compared with a net loss of $13.2 million, or $.18 per share attributable to common shares after preferred dividends in the first half of 2001. The Company's share of gold equivalent production increased 5% to 363,796 ounces and total cash costs decreased by 11% to $186 per ounce when compared with 345,053 ounces at a total cash cost of $209 per ounce in the first half of 2000. Cash flow provided from operating activities increased to $27.9 million in the first half of 2001 compared with $13.0 million in the first half of 2000. Increased production at significantly lower total cash costs combined with lower interest expense offset a $21 per ounce decrease in the realized price resulting in a lower net loss and increased cash flow from operating activities in the first half of 2001.

REVENUES

GOLD SALES

The Company's share of gold sales was 188,551 ounces in the second quarter of 2001 compared with 167,559 ounces in the second quarter of 2000. Revenue from gold sales was $52.5 million in the second quarter of 2001 compared with $48.7 million in the second quarter of 2000. Revenue in the second quarter of 2001 increased due to higher gold sales partially offset by lower average realized prices per ounce sold. During the second quarter of 2001, the Company realized $278 per ounce compared with $291 per ounce in 2000. The average spot price for gold during the second quarter of 2001 was $268 per ounce compared with $280 per ounce in 2000. The realized price exceeded the spot price due to the amortization of the gain realized when a significant hedge position was closed in 1998.

The Company's share of gold sales was 372,342 ounces in the first six months of 2001 compared with 358,288 ounces in the first six months of 2000. Revenue from gold sales was $100.9 million in the first six months of 2001 compared with $104.6 million in the first six months of 2000. Revenue in the first half of 2001 decreased due to a substantially lower average realized price per ounce sold partially offset by higher sales ounces. During the first six months of 2001, the company realized $271 per ounce of gold compared with $292 per ounce of gold in the first six months of 2000. The average spot price for gold during the first six months of 2001 was $266 per ounce compared with $285 per ounce in 2000. The realized price exceeded the spot price due to the amortization of the gain realized when a significant hedge position was closed in 1998.

INTEREST AND OTHER INCOME

Interest income of $0.4 million in the second quarter of 2001 was unchanged from the second quarter of 2000. For the first six months of 2001 interest income was $0.9 million in 2001 compared with $1.7 million in the first six months of 2000.

Other income in the second quarter of 2001 was $0.8 million compared with $1.4 million in the second quarter of 2000. In the first half of 2001 other income was $2.6 million compared with $2.7 million in 2001. The management fees earned from the Kubaka and Refugio operations are included in other income.

OPERATING PERFORMANCE AND COSTS

Total cost of sales was $35.7 million in the second quarter of 2001 compared with $35.9 million in the second quarter of 2001. Total cash costs of $188 per gold equivalent ounce in the second quarter of 2001 compared with $206 per gold equivalent ounce in the second quarter of 2000. Due to lower cash costs, total cost of sales decreased despite significantly higher sales due to higher production.


For the first half of 2001 cost of sales decreased to $69.7 million in 2001 from $76.6 million in the first half of 2000. Total cash cost of $186 per gold equivalent ounce in the first half of 2001 compared with $209 per gold equivalent ounce in 2000. Due to lower cash costs, total cost of sales decreased despite significantly higher sales due to higher production.

PRIMARY OPERATIONS

FORT KNOX MINE

Gold equivalent production during the second quarter of 2001 was 104,743 ounces compared with 83,825 in 2000. As a result of increased production total cash costs were $193 per ounce of gold equivalent compared with $214 in 2000. Operating costs were lower than planned, but delays in obtaining final permits and start-up problems associated with the haulage contractor resulted in lower than planned production from the True North deposit during the second quarter. These start up issues have been resolved and in July the mine hauled 11,600 tons per day to the Fort Knox crusher, 22 % more than planned. Capital expenditures at Fort Knox totaled $2.5 million during the quarter. The majority of the capital expenditures focused on the completion of a new haulage road from the True North deposit to the Fort Knox crusher, development drilling and the construction of maintenance facilities at True North. Although year to date production is behind schedule,the Company has identified opportunities to recover the majority of lost production. Therefore, estimated gold equivalent production for 2001 has been reduced by 10,000 ounces, to approximately 440,000 ounces, while total cash costs per ounce for 2001 at the Fort Knox operations remain unchanged from previous estimates of approximately $196 per ounce.

KUBAKA MINE (54.7% OWNERSHIP INTEREST)

The Company's share of gold equivalent production during the second quarter of 2001 was 50,300 ounces compared with 59,066 ounces in 2000. Total cash costs were $157 per ounce of gold equivalent compared with $159 per ounce in 2000. The Company's share of minesite production expenditures were on plan, while mill throughput was 8% higher than planned resulting in higher production and reduced unit costs. The Kubaka operations have exceeded plan for the first six months of 2001. Therefore, estimated gold equivalent production for 2001 has been increased by 11,000 ounces, to approximately 225,000 ounces, while total cash costs per ounce for 2001 are now estimated to be $150 per ounce, $10 per ounce lower than previous estimates.

REFUGIO MINE (50% OWNERSHIP INTEREST)

The Company's share of gold equivalent production during the second quarter of 2001 was 22,799 ounces compared with 21,894 ounces in 2000. Total cash costs were $237 per ounce of gold equivalent compared with $282 in 2000. The Refugio operations commenced residual leaching and the mining activities were placed on care and maintenance on June 1, 2001 due to persistent low spot gold prices. The transformation from mining to a residual leaching operation, at Refugio to date has been achieved on plan and on budget. Estimated gold equivalent production and total cash costs per ounce for 2001 at the Refugio operations remain unchanged from previous estimates.

OTHER EXPENSES

The Company's second quarter depreciation and depletion expense increased to $17.8 million in 2001 from $16.5 million in the second quarter of 2000. The increase was due to higher sales and higher depreciation rates associated with the True North ore offset by the lower rates at Refugio due to the writedown of the property in December of 2000. For the first six months depreciation and depletion expense decreased to $32.5 million from $36.3 million in the first six months of 2000.

General and administrative expense of $0.5 million in the second quarter of 2001 compared with $0.2 million in the second quarter of 2000. For the first half of 2001 general and administrative expenses was $0.7 million compared with $0.4 million in the first half of 2000. Substantially all management and administrative services are provided by Kinross to the Company at no cost.

Exploration expense decreased to $0.7 million in the second quarter of 2001 from $0.9 million in the second quarter of 2001. In the first half of 2001 exploration was $1.6 million compared with $1.5 million in the first half of 2000. The Company focused its exploration efforts near existing processing plants.

Interest expense decreased in the second quarter of 2001 to $1.3 million in the second quarter of 2001 from $3.1 million in the second quarter of 2001 due to lower debt balances partially due to the early partial repayment of the Alaska Industrial Revenue Bonds in early 2001. Interest expense was $3.1 million in the first half of 2001 compared with $5.6 million in the first half of 2000 due to lower interest rates and lower debt balances.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash flow provided from operating activities for the second quarter of 2001 was $14.2 million compared with $6.0 million in 2001. Increased gold equivalent production at a lower total cost positively contributed to the increased cash flow. For the first half of 2001 cash flow provided from operating activities was $27.9 million compared with $13.0 million in 2000.

INVESTING ACTIVITIES

Capital expenditures during the second quarter of 2001 were $2.6 million compared with $4.5 million in 2000. Capital spending at Fort Knox totaled $2.5 million in the second quarter, primarily on development drilling, construction of a new access road and the construction of maintenance facilities, all for the True North project. Capital spending at Kubaka was $0.1 million. Capital spending was financed out of cash flow provided from operating activities.

FINANCING ACTIVITIES

There were no dividends paid in the second quarter of 2001 as the Board of Directors suspended the quarterly dividend on the $3.75 Series B Convertible Preferred Stock beginning with the dividend that was payable in August 2000. Included in paid-in capital is a $6.9 million accrual representing the cumulative unpaid dividends.

Paid - in capital increased by $1.7 million in the second quarter of 2001 due to the accrual of the preferred dividend. For the first six months of 2001 paid-in capital increased by $39.0 million. $35.6 million was due to an additional investment by Kinross representing the carrying value of the assets transferred to the Company included the Ryan Lode property and 35% of the True North property thereby increasing the Company's share of the True North property to 100%. The balance is the accrual of the preferred dividend.

Long-term debt repayments during the second quarter of 2001 totaled $12.0 million. Debt repayments for the second quarter of 2001 were comprised of $11.0 million of project financing debt at Kubaka, $0.8 million of capital lease repayments at Fort Knox and $0.2 million of capital lease repayments at Refugio. Debt repayments for the first six months of 2001 totaled $36.0 million.

During the first half of 2001 the Company borrowed $9.7 million from Kinross primarily to fund the partial early repayment of the Alaska Industrial Revenue Bond.

The Company relies solely on Kinross for funding the portion of operating costs, capital expenditures, general corporate expenditures and debt and interest payments not funded by cash flow provided from operating activities. The Company continues to conserve cash whenever possible including approving only capital expenditures necessary to sustain operations, continued low exploration expenditures, suspending the payment of preferred stock dividends and continually monitoring operating costs at all its operations. Assuming the price of gold remains near $260 per ounce the Company anticipates additional borrowing from Kinross in 2001 to fund the current debt repayment requirements and planned capital expenditures, primarily on the True North project. While Kinross has funded these obligations in the past it is under no obligation to do so after 2001, and there can be no assurance that the Company may not have to seek funding from other sources in the future.

EXPLORATION UPDATE

Exploration and definition drilling programs continued at the True North (Alaska) and Birkachan (Russia) Projects during the second quarter of 2001.

A mix of diamond and reverse circulation drilling at True North continues to focus on the conversion of resources to reserves and to outline the limits of mineralization. The 2001 program is approximately 50% complete and results are quite positive. Since November 2000 a total of 193 new drillholes have been completed at True North, largely in the Central and Sheppard zones. An interim reserve calculation was recently completed indicating that approximately 144,000 ounces of gold have been added to the 611,000 ounces of probable reserve from year-end 2000. This addition is modestly better than the goal established for the entire 2001 program. In addition, drilling results at the newly identified West Zeppelin zone are encouraging. As the understanding of the geologic model for True North continues to improve, it is anticipated that more reserve ounces will be added to the reserve estimate by year-end.

Four diamond drill rigs continue working at Birkachan, with efforts directed toward defining the depth and strike extensions of, epithermal veins within a zone that is about 8,000 feet long and 500-600 feet wide and extending at least 1,000 feet in depth. Within this mineralized envelope, high grade ore shoots have been encountered in association with vein mineralization. Third quarter drilling will continue to focus on this area.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such forward-looking statements include statements regarding expected gold sales, reserve additions, projected quantities of future gold production, estimated reserves and recovery rates, anticipated production rates, costs and expenditures, prices realized by the Company and expected to be realized, expected future cash flows, anticipated financing needs, growth plans and sources of financing and repayment alternatives. Factors that could cause actual results to differ materially from such forward-looking statements include, among others: the cyclical and volatile price of gold, risks and uncertainties relating to general domestic and international economic and political conditions, the political and economic risks associated with foreign operations, cost overruns, unanticipated ground and water conditions,discovering of additional information that could affect reserve estimates or preliminary indication of recoverability, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits and approvals, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications or expectations, labor relations, accidents, environmental risks, the results of financing efforts and financial market conditions and other risk factors detailed in the Company's Securities and Exchange Commission filings. Refer to the Risk Factors on pages 14 to 17 of the Company's Annual Report on Form 10K dated December 31, 2000 as filed with the Securities and Exchange Commission, for a more detailed discussion of risks. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

3. INTEREST RATE RISKS

As at June 30 2001, the Company carried $63.1 million of variable rate debt, all denominated in U.S. dollars. Interest expense would change by approximately $0.6 million per year for every one percent change in interest rates.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held May 22, 2001. Messrs. John
A. Brough, Arthur H. Ditto, John M.H. Huxley and Brian W. Penny were elected as directors of the Company until the next annual meeting of shareholders or until their successors are elected or appointed. A change in the state of incorporation of Kinam from Delaware to Nevada was also approved. On both matters 92,213,928 votes were for with none against and no abstentions. No other matters were considered at the annual meeting.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits - The following exhibits are included as part of this report:

                     EXHIBIT OF NUMBER   SEE REFERENCE NUMBER    TITLE OF DOCUMENT
                             1                   3               Articles of Incorporation
                             2                   3               By-Laws

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


DATED: August 13 , 2001