Form 10-Q
period 2001-09-30
KINAM GOLD INC
filed 2001-11-14
CIK 814577

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________to ___________

                          Commission file number 1-9620

                                 KINAM GOLD INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Nevada                                    06-1199974
---------------------------------          ------------------------------------
(State or other  jurisdiction of              (IRS Employer Identification No.)
 incorporation  or  organization)



    802 E. WINCHESTER AVE., SUITE 100, MURRAY, UT            84107
    ---------------------------------------------          ----------
      (Address of principal executive offices)             (Zip Code)

         Registrants' telephone number, including area code    (801) 290-1101
                                                               ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Common Stock, $0.01 par value,outstanding as of November 12 , 2001 - 92,213,928 shares

                         Part 1 - Financial Information

Item 1.  Financial Statements


                        KINAM GOLD INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in millions except par value of stock)
                                   (Unaudited)

                                                                              September 30          December 31
                                                                                 2001                   2000
                                                                              ---------------     ----------------

ASSETS
     Current
         Cash and equivalents                                                    $   17.7             $   23.3
         Inventories                                                                 36.9                 51.6
         Receivables                                                                 13.6                 13.7
         Other                                                                        4.6                  4.2
                                                                                 --------             --------
            Current assets                                                           72.8                 92.8

     Property, plant and equipment, net                                             271.8                266.7
     Other                                                                           13.4                 13.3
                                                                                 --------             --------

                                                                                 $  358.0             $  372.8
                                                                                 ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
     Current
         Demand loan                                                             $   73.6             $   73.6
         Current maturities of long-term debt                                        39.1                 30.5
         Accounts payable, trade                                                     11.2                 14.0
         Accrued and other current liabilities                                       12.9                 16.6
         Reclamation reserve, current portion                                         2.1                  3.6
                                                                                 --------             --------
           Current liabilities                                                      138.9                138.3

     Advance from parent                                                            234.8                219.9
     Long-term debt                                                                  27.8                 77.2
     Reclamation reserve, non-current portion                                        31.0                 30.0
     Other                                                                            6.8                 11.5
                                                                                 --------             --------
                                                                                    439.3                476.9
                                                                                 --------             --------

     Commitments and contingencies

     Shareholders' equity (capital deficiency):
         Preferred stock, par value $1.00 per share, authorized 10,000,000 shares, 2,000,000 shares designated as $2.25 Series A Convertible
             Preferred Stock, no shares issued and outstanding: and 1,840,000 shares designated as $3.75 Series B Convertible Preferred Stock,
             issued and outstanding 1,840,000 shares                                  1.8                  1.8
         Common stock, par value $.01 per share, authorized 200,000,000
             shares, issued and outstanding 92,213,928 shares                         0.9                  0.9
         Paid-in capital                                                            453.6                412.9
         Accumulated deficit                                                       (537.6)              (519.7)
                                                                                 --------             --------
             Total shareholders' equity (capital deficiency)                        (81.3)              (104.1)
                                                                                 --------             --------

             Total liabilities and shareholders' equity (capital deficiency)     $  358.0             $  372.8
                                                                                  ========             ========

         The accompanying notes are an integral part of these statements


                        KINAM GOLD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in millions except per share amounts)
                                   (Unaudited)

                                                                      Three Months Ended             Nine Months Ended
                                                                          September 30                  September 30
                                                                     2001           2000           2001          2000
                                                                 -------------  -------------  -------------  ------------

Revenues                                                               $ 46.4         $ 44.7        $ 147.3       $ 149.3
                                                                 -------------  -------------  -------------  ------------

Costs and operating expenses :
     Cost of sales                                                       32.2           31.2          101.9         107.8
     Depreciation and depletion                                          20.3           15.4           52.8          51.7
     General and administrative                                           0.1            0.4            0.8           0.8
     Exploration                                                          0.7            0.6            2.3           2.1
                                                                 -------------  -------------  -------------  ------------
     Total costs and operating expenses                                  53.3           47.6          157.8         162.4
                                                                 -------------  -------------  -------------  ------------

Loss from operations                                                     (6.9)          (2.9)         (10.5)        (13.1)

     Interest expense                                                    (1.2)          (2.3)          (4.3)         (7.9)
     Interest income                                                      0.2            0.4            1.1           2.1
     Other income                                                         1.1            1.4            3.7           4.1
                                                                 -------------  -------------  -------------  ------------

Loss before income taxes                                                 (6.8)          (3.4)         (10.0)        (14.8)

Income tax expense                                                       (1.3)          (1.6)          (2.8)         (3.4)
                                                                 -------------  -------------  -------------  ------------

Net loss                                                                 (8.1)          (5.0)         (12.8)        (18.2)

Preferred stock dividends                                                (1.7)          (1.7)          (5.1)         (5.1)
                                                                 -------------  -------------  -------------  ------------

Loss attributable to common shares                                     $ (9.8)        $ (6.7)       $ (17.9)      $ (23.3)
                                                                 =============  =============  =============  ============

Per common share:
     Net basic and diluted loss                                       $ (0.11)       $ (0.07)       $ (0.19)      $ (0.25)

Weighted average number of common shares outstanding                     92.2           92.2           92.2          92.2

   The accompanying notes are an integral part of these financial statements.


                        KINAM GOLD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)
                                                                            Three Months Ended           Nine Months Ended
                                                                              September 30                  September 30
                                                                         2001           2000            2001            2000
                                                                      ------------  -------------   -------------   -------------

Cash flows from operating activities
     Net loss                                                              $ (8.1)        $ (5.0)        $ (12.8)        $ (18.2)
     Adjustments to reconcile net loss to cash
         flow provided from operations:
         Depreciation and depletion                                          20.3           15.4            52.8            51.7
         Decrease in reclamation reserve                                     (0.2)          (0.7)           (0.5)           (0.3)
         Decrease (increase)  in working capital items
            Accounts receivable                                              (1.0)           1.8             0.4             2.0
            Inventories                                                       3.6              -             8.3             3.9
            Other assets                                                     (1.1)          (0.8)           (0.4)           (1.7)
            Accounts payable and accrued liabilities                         (3.2)           5.7            (6.5)           (3.6)
         Other                                                               (1.7)          (2.1)           (4.8)           (6.5)
                                                                      ------------  -------------   -------------   -------------
            Cash flow provided from operating activities                      8.6           14.3            36.5            27.3
                                                                      ------------  -------------   -------------   -------------

Cash flows used in investing activities:
     Capital expenditures                                                    (6.7)          (6.6)          (17.3)          (13.1)
                                                                      ------------  -------------   -------------   -------------
            Cash flow used in investing activities                           (6.7)          (6.6)          (17.3)          (13.1)
                                                                      ------------  -------------   -------------   -------------

Cash flow provided from (used in) financing activities
     Repayments of financings                                                (5.4)          (2.3)          (41.4)          (18.5)
     Proceeds from financings from parent                                     5.2            0.5            14.9             1.8
     Proceeds from financings                                                 1.7              -             1.7               -
     Preferred dividends paid                                                   -              -               -            (3.4)
                                                                      ------------  -------------   -------------   -------------
            Cash flow provided from (used in) financing activities            1.5           (1.8)          (24.8)          (20.1)
                                                                      ------------  -------------   -------------   -------------

Net increase (decrease) in cash and cash equivalents                          3.4            5.9            (5.6)           (5.9)

Cash and cash equivalents at beginning of period                             14.3           13.3            23.3            25.1
                                                                      ------------  -------------   -------------   -------------

Cash and cash equivalents at  end of period                                $ 17.7         $ 19.2          $ 17.7          $ 19.2
                                                                      ============  =============   =============   =============

Supplementary disclosure of cash flow information:
     Cash paid for :  Interest                                              $ 1.3          $ 1.7           $ 5.1           $ 7.9
                           Income taxes                                     $ 0.7          $ 1.7           $ 2.8           $ 4.4

         The accompanying notes are an integral part of these statements

Condensed notes to consolidated financial statements

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

On June 1, 1998, Kinam Gold, Inc. ("the Company") completed a merger agreement with Kinross Gold Corporation ("Kinross") providing for a combination of their businesses. Kinross currently owns 100% of the Company's outstanding common stock and on July 12, 2001 acquired 51.4 % of the Company's outstanding preferred stock.

2.       Economic Dependence

The Company relies solely on Kinross for funding the portion of operating costs, capital expenditures, general corporate expenditures and debt and interest payments not funded by cash flow provided from operating activities. Assuming the price of gold remains at current levels the Company anticipates additional borrowings from its parent. While Kinross has funded these obligations in the past it is under no obligation to do so, and there can be no assurance that the Company may not have to seek funding from other sources in the future. Kinross has agreed to continue to support the Company for the remainder of 2001. Kinross also provides substantially all administrative and management services to the Company at no cost. Accordingly the financial statements do not reflect a charge for these services.

3.       Inventories

Inventories consist of the following (in millions):

                                         September 30    December 31
                                            2001           2000
                                        -------------  -------------

Gold
     Finished goods                           $ 10.8         $ 16.8
     Work in progress                            0.7            2.2
Materials and supplies                          25.4           32.6
                                        -------------  -------------
                                              $ 36.9         $ 51.6
                                        =============  =============

4.       Long-Term Debt

Long-term debt repayments during the first nine months of 2001 totaled $41.4 million. Debt repayments were comprised of $2.9 million of capital lease repayments at Fort Knox, $0.4 million of capital lease repayments at Refugio, $10.4 million of project-financing debt repayments at Kubaka, $5.7 million of subordinated debt repayments at Kubaka and $22.0 million of debt repayments on the Alaska Industrial Revenue bonds.

5.       Hedge Contracts

Forward sales contracts, generally on a spot deferred basis are entered into from time to time to protect the Company from the effect of price changes on precious metals sales. As of September 30, the Company had no outstanding hedge contracts.

During July 1998, the Company liquidated its hedge position and received approximately $45.9 million in cash. In connection with this transaction the Company recognized a gain of $41.7 million, net of costs previously incurred. The gain is being included in revenue over the period the underlying hedge contracts were originally scheduled to expire. The Company realized $2.4 million in revenue for the first nine months of 2001 relating to the amortization of these hedge gains.

6.       Commitments and Contingencies

Site restoration and closure costs are accrued on a units-of-production basis using estimates based upon current federal, state and applicable foreign laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. Any changes in these laws and regulations could impact future estimated site restoration costs. Total site restoration costs for the Company at the end of current operating mine lives are estimated to be approximately $36.0 million.

7.       Transactions with Affiliates

On January 1, 2001, the Company entered into an agreement with a wholly owned subsidiary of Kinross to acquire all of the outstanding shares of La Teko Resources Inc. Since this was a related party transaction which did not result in a substantive change in ownership, the transaction was recorded at the carrying value of La Teko's assets which was approximately $36.0 million at December 31, 2000. The assets of La Teko included the Ryan Lode project and 35% of the True North project which commenced production in early 2001. The ore from the True North project is being processed through the Fort Knox mill.

On July 12, 2001 Kinross acquired 945,400 of the 1,840,000 issued and outstanding preferred shares of Kinam.

8.       Presentation

Certain of the financial information for fiscal 2000 has been reclassified to be consistant with the current year presentation.

Production Results

The following table sets forth the Company's ounces of gold equivalent production, production costs, ounces of gold sold and average realized prices for the three months and nine months ended September 30, 2001and 2000.


                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30                  September 30
                                                                2001              2000           2001           2000
                                                          ------------------  -------------  -------------   ------------

Gold equivalent production (ounces)
     Fort Knox                                                      101,610         88,838        306,700        250,214
     Kubaka                                                          68,272         61,629        174,747        182,268
     Refugio                                                          8,455         16,469         57,081         64,151
     Hayden Hill                                                          -          2,459          1,887          7,847
     Guanaco                                                              -          3,431          1,718         13,399
                                                          ------------------  -------------  -------------   ------------
         Consolidated gold production                               178,337        172,826        542,133        517,879
                                                          ==================  =============  =============   ============

Cash operating costs ($ per ounce of gold
equivalent produced)
     Fort Knox                                                          212            206            197            219
     Kubaka                                                             108            105            121            113
     Refugio                                                            288            305            238            275
     Hayden Hill                                                          -            191            267            208
     Guanaco                                                              -            279            413            236
                                                          ------------------  -------------  -------------   ------------
         Consolidated cash operating costs                              176            181            178            189
                                                          ==================  =============  =============   ============

Total cash costs ($ per ounce of gold
equivalent  produced)(1)
     Fort Knox                                                          212            206            197            219
     Kubaka                                                             133            135            142            148
     Refugio                                                            304            320            251            289
     Hayden Hill                                                          -            198            277            220
     Guanaco                                                              -            304            436            257
                                                          ------------------  -------------  -------------   ------------
         Consolidated total cash costs                                  186            193            186            204
                                                          ==================  =============  =============   ============

Total production costs ($ per ounce of gold
 equivalent produced)(2)
     Fort Knox                                                          326            313            314            330
     Kubaka                                                             237            247            244            288
     Refugio                                                            304            326            251            351
     Hayden Hill                                                          -            198            277            220
     Guanaco                                                              -            304            436            257
                                                          ------------------  -------------  -------------   ------------
         Consolidated total production costs                            291            289            285            314
                                                          ==================  =============  =============   ============

Ounces of gold sold                                                 167,346        150,968        539,688        509,256

Average realized price per ounce of gold                              $ 277          $ 296          $ 273          $ 293

(1) Total cash costs include cash operating costs plus royalties and applicable production taxes.
(2) Total production costs include total cash costs plus reclamation and depreciation and depletion.

Consolidated Results

Third Quarter

The Company reported a third quarter 2001 net loss of $8.1 million, or $.11 per share attributable to common shares after preferred dividends, compared with a 2000 third quarter net loss of $5.0 million, or $.07 per share attributable to common shares after preferred dividends. The Company's share of attributable gold equivalent production of 178,337 ounces at a total cash cost of $186 per ounce during the third quarter of 2001 compared with 172,826 ounces at a total cash cost of $193 per ounce in the third quarter of 2000. Increased depreciation rates related to the True North project resulted in an increase in the loss from operations to $6.9 million in the third quarter of 2001, despite increased production at a lower total cash cost per ounce, compared with $2.9 million in the third quarter of 2000. Cash flow provided from operating activities decreased to $8.6 million in the third quarter of 2001 compared with $14.3 million in the third quarter of 2000, due to changes in working capital.

Nine Months

For the first nine months of 2001 the Company reported a net loss of $12.8 million, or $.19 per share attributable to common shares after preferred dividends, compared with a net loss of $18.2 million, or $.25 per share attributable to common shares after preferred dividends in the first nine months of 2000. The Company's share of gold equivalent production increased 5% to 542,133 ounces and total cash costs decreased by 9% to $186 per ounce compared with 517,879 ounces at a total cash cost of $204 per ounce in the first nine months of 2000. Cash flow provided from operating activites increased to $36.5 million in the first nine months of 2001 compared with $27.3 million in the first nine months of 2000. Increased production at a significantly lower total cash cost coupled with lower interest expense offset a $20 per ounce decrease in the realized price resulting in a lower net loss and increased cash flow from operating activities in the first nine months of 2001.

Revenues

Gold Sales

The Company's share of gold sales was 167,346 ounces in the third quarter of 2001 compared with 150,968 ounces in the third quarter of 2000. Revenue from gold sales was $46.4 million in the third quarter of 2001 compared with $44.7 million in the third quarter of 2000. Revenue in 2001 increased due to higher gold sales partially offset by lower average realized prices per ounce sold. During the third quarter of 2001, the Company realized $277 per ounce compared with $296 per ounce in 2000. The average spot price for gold during the third quarter of 2001 was $274 per ounce compared with $277 per ounce in 2000. The realized price exceeded the spot price due to the amortization of the gain realized when a significant hedge position was closed in 1998.

The Company's share of gold sales was 539,688 ounces in the first nine months of 2001 compared with 509,256 ounces in the first nine months of 2000. Revenue from gold sales was $147.3 million in the first nine months of 2001 compared with $149.3 million in the first nine months of 2000. Revenue in 2001 decreased as higher gold sales failed to offset lower average realized prices per ounce sold. During the first nine months of 2001, the company realized $273 per ounce of gold compared with $293 per ounce of gold in the first nine months of 2000. The average spot price for gold during the first nine months of 2001 was $269 per ounce compared with $282 per ounce in 2000. The realized price exceeded the spot price due to the amortization of the gain realized when a significant hedge position was closed in 1998.

Interest and other income

Interest income decreased to $0.2 million in the third quarter of 2001 from $0.4 million in the third quarter of 2000. For the first nine months of 2001 interest income was $1.1 million in 2001 compared with $2.1 million in the first nine months of 2000. Interest income declined due to lower interest rates.

Other income in the third quarter of 2001 was $1.1 million compared with $1.4 million in the third quarter of 2000. In the first nine months of 2001 other income was $3.7 million compared with $4.1 million in 2000. The management fees earned from the Kubaka and Refugio operations are included in other income.

Operating Performance and Costs

Total cost of sales was $32.2 million in the third quarter of 2001 compared with $31.2 million in the third quarter of 2000. Total cash costs of $186 per gold equivalent ounce in the third quarter of 2001 compared with $193 per gold equivalent ounce in the third quarter of 2000. Total cost of sales decreased at Refugio due to the suspension of operations, which was offset by increased spending in Alaska with the True North operations achieving full production during the quarter.

For the first nine months of 2001 cost of sales decreased to $101.9 million from $107.8 million in the first nine months of 2000. Total cash costs of $186 per gold equivalent ounce in the first nine months of 2001 compared with $204 per gold equivalent ounce in 2000. Due to lower total cash costs per ounce, total cost of sales decreased despite significantly higher sales due to higher production.

Primary Operations

Fort Knox Mine

Gold equivalent production during the third quarter of 2001 was 101,610 ounces compared with 88,838 in 2000. Total cash costs for the third quarter were $212 per ounce of gold equivalent compared with $206 in 2000. Although lower than anticipated grade from the upper benches of the True North open pit resulted in lower than planned production and, consequently higher total cash costs per ounce during the third quarter, improvements at this new operation are anticipated. For the first nine months of 2001 gold equivalent production was 306,700 ounces compared with 250,214 in 2000. Total cash costs for the first nine months were $197 per ounce of gold equivalent compared with $219 in 2000. Capital expenditures in Alaska were $6.6 million during the quarter and $16.9 million for the first nine months of 2001. The majority of the capital expenditures for the quarter were required to purchase nine haulage trucks for the True North ore haulage, development drilling and the construction of maintenance facilities at True North. The slower than planned optimization of the new True North operation has reduced expected production for 2001 at Fort Knox to approximately 415,000 gold equivalent ounces at a total cash cost of slightly over $200 per ounce. The objective at Fort Knox remains to continue to grow annual gold production towards 450,000 ounces of gold equivalent in 2002.

Kubaka Mine (54.7% ownership interest)

Kinam's share of gold equivalent production during the third quarter of 2001 was 68,272 ounces compared with 61,629 in 2000. Total cash costs for the third quarter were $133 per ounce of gold equivalent compared with $135 in 2000. The throughput at the Kubaka processing plant continues to exceed plan. The higher tonnage throughput to date has had no material impact on recoveries as recoveries continue to exceed 97%. For the first nine months of 2001 Kinam's share of gold equivalent procuction was 174,747 ounces compared with 182,268 in 2000. Total cash costs for the first nine months were $142 per ounce of gold equivalent compared with $148 in 2000. These exceptional total cash costs per ounce at Kubaka included in excess of $20 per ounce of royalty based taxes. The Kubaka operations continues to exceed plan in 2001. Therefore, Kinam's share of estimated gold equivalent production for 2001 has increased by an additional
6,000 ounces to approximately 231,000 ounces while total cash costs per ounce for 2001 are now estimated to be $145 per ounce, 3% lower than previous estimates. Current gold equivalent production expectations for 2002 at Kubaka are 415,000 ounces (100% basis), comparable to production planned in 2001.

Refugio Mine (50% ownership interest)

Kinam's share of gold equivalent production during the third quarter of 2001 was 8,455 ounces compared with 16,469 in 2000. Total cash costs for the third quarter were $304 per ounce compared with $320 per ounce in 2000. The Refugio operations commenced residual leaching and the open pit mining activites were suspended June 1, 2001. For the first nine months of 2001 Kinam's share of gold equivalent production was 57,081 ounces compared with 64,151 in 2000. Total cash costs for the first nine months were $251 per ounce of gold equivalent compared with $289 in 2000. All of the leased mining equipment has been disposed of eliminating further financial obligations under these leases. Leaching operations continue and the Chilean summer will be spent reviewing the water balance and the estimated gold inventory on the leachpad to determine the best time to suspend residual leaching. Estimated gold equivalent production and total cash costs per ounce for 2001 at the Refugio operations remain unchanged from previous estimates.

Other Expenses

The Company's third quarter depreciation and depletion expense increased to $20.3 million in 2001 compared with $15.4 million in the third quarter of 2000. The increase was due to higher sales and higher depreciation rates associated with the True North ore offset by the effect of the writedown of the Refugio property in December of 2000. For the first nine months depreciation and depletion expense increased to $52.8 million compared with $51.7 million in the first nine months of 2000.

General and administrative expense of $0.1 million in the third quarter of 2001 compared with $0.4 million in the third quarter of 2000. For the first nine months of 2001 general and administrative expense was $0.8 million compared with $0.8 million in the first nine months of 2000. Substantially all management and administrative services are provided by Kinross to the Company at no cost.

Exploration expense increased to $0.7 million in the third quarter of 2001 compared with $0.6 million in the third quarter of 2000. In the first nine months of 2001 exploration expense was $2.3 million compared with $2.1 million in the first nine months of 2000. The Company focused its exploration efforts near existing processing plants.

Interest expense decreased to $1.2 million in the third quarter of 2001 from $2.3 million in the third quarter of 2000 due to lower debt balances primarily due to the early partial repayment of the Alaska Industrial Revenue Bonds. Interest expense was $4.3 million in the first nine months of 2001 compared with $7.9 million in the first nine months of 2000. Interest expense decreased due to lower interest rates and lower debt balances compared to 2000.

Liquidity And Capital Resources

Operating Activities

Cash flow provided from operating activities for the third quarter of 2001 was $8.6 million compared with $14.3 million in 2000. For the first nine months of 2001 cash flow provided from operating activities was $36.5 million compared with $27.3 million in 2000. Increased gold equivalent production and lower total cash costs per ounce positively affected the cash flow provided from operating activities for the first nine months of 2001.

Investing Activities

Capital expenditures during the third quarter of 2001 were $6.7 million compared with $6.6 million in 2000. Capital spending at Fort Knox totaled $6.6 million in the third quarter, primarily for the purchase of nine haul trucks for the True North ore haulage, development drilling, and the construction of maintenance facilities at True North. Capital spending at Kubaka was $0.1 million. Capital spending was financed by cash flow provided from operating activities and additional capital leases of $1.7 million.

Financing Activities

There were no dividends paid in the third quarter of 2001 as the Board of Directors suspended the quarterly dividend on the $3.75 Series B Convertible Preferred Stock beginning with the dividend that was payable in August 2000. Included in paid-in capital is a $8.6 million accrual representing the cumulative unpaid dividends.

Paid - in capital increased by $1.7 million in the third quarter of 2001 due to the accrual of the preferred dividend. For the first nine months of 2001 paid-in capital increased by $40.7 million. $35.6 million was due to an additional investment by Kinross representing the carrying value of the assets transferred to the Company. The assets transferred to the Company included the Ryan Lode property and 35% of the True North property thereby increasing the Company's share of the True North property to 100%. The balance is the accrual of the preferred dividend.

Long-term debt repayments during the third quarter of 2001 totaled $5.4 million. Debt repayments for the third quarter of 2001 were primarily comprised of a full repayment of the Kubaka subordinated debt, which allowed Kinross to remove the letter of credit issued to the bank as support of this debt. An agreement in principal has been reached to extend payment of the balance of the project financing debt at Kubaka, which is currently $7.8 million, until December 2002. Kinam's share of this debt is currently $4.2 million Debt repayments at Kubaka were made from cash flow provided from operating activites in Russia.

During the first nine months of 2001 the Company borrowed $14.9 million from Kinross to partially fund the early repayment of the Alaska Industrial Revenue Bond and capital expenditures at True North.

The Company relies solely on Kinross for funding the portion of operating costs, capital expenditures, general corporate expenditures and debt and interest payments not funded by cash flow provided from operating activities. The Company continues to conserve cash whenever possible including approving only capital expenditures necessary to sustain operations, continued low exploration expenditures, suspending the payment of preferred stock dividends and continually monitoring operating costs at all its operations. Assuming the price of gold remains at current levels the Company anticipates additional borrowing from Kinross in 2001 to fund the current debt repayment requirements and planned capital expenditures, primarily on the True North project. While Kinross has funded these obligations in the past it is under no obligation to do so after 2001, and there can be no assurance that the Company may not have to seek funding from other sources in the future.

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

3.    Interest Rate Risks

As at September 30, 2001 the Company carried $58.6 million of variable rate debt, all denominated in U.S. dollars. Interest expense would change by approximately $0.6 million per year for every one percent change in interest rates.

                           Part II - Other Information

Item 1.         Legal Proceedings

A lawsuit has been filed against Omolon Gold Mining Company, the owner and operator of the Kubaka mine, in which Kinam indirectly owns 54.7 % of the issued and outstanding common stock. The lawsuit was brought in the Magadan region, Russia, by a minority shareholder of Omolon. Omolon's counsel has advised that Omolon has good defenses available to it on the merits and they are highly confident that Omolon will successfully defend this lawsuit.

The Company is involved in legal proceedings and claims which arise in the ordinary course of its business. The Company believes these claims are without merit and is vigorously defending them. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.


Item 6.         Exhibits and Reports on Form 8-K

(a)      Exhibits - The following exhibits are included as part of this report:

   Exhibit of Number       See Reference Number    Title of Document
   -----------------       --------------------    -----------------
        1                          3               Articles of Incorporation
        2                          3               By Laws


                (b)         Reports on Form 8-K - None


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KINAM GOLD INC.



                                       By    /s/ Brian W. Penny
                                            ------------------------------
                                                 Treasurer and Director
                                                 (principal financial officer)
Dated:  November 12 , 2001