Form 10-K405
period 2001-12-31
KINAM GOLD INC
filed 2002-04-02
CIK 814577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                For the transition period from         to
                                               -------    -------

                          Commission file number 1-9620

                                 KINAM GOLD INC.
             (Exact name of registrant as specified in its charter)


                               NEVADA                                                           06-1199974
                  (State or other jurisdiction of                                            (I.R.S. Employer
                   incorporation or organization)                                           Identification No.)

                    802 E. WINCHESTER, SUITE 100                                                   84107
                            MURRAY, UTAH                                                        (Zip Code)
              (Address of principal executive offices)

Registrant's telephone number, including area code: (801) 290-1101

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                        TITLE OF EACH CLASS                                          NAME OF EACH EXCHANGE ON WHICH REGISTERED
       ----------------------------------------------------                          -----------------------------------------
    $3.75 Series B Convertible Preferred Stock, $1.00 par value                      American Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]   No [   ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

As of March 25, 2002, there were 1,840,000 shares of the registrant's Series B Convertible Preferred Stock outstanding. The aggregate market value of voting stock held by non-affiliates (consisting solely of Series B Convertible Preferred Shares), at the closing price of $16.02 on March 25, 2002 was approximately $14.3 million.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

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


                                     PART I

                     Items 1 and 2. Business and Properties

Kinam Gold Inc. ("Kinam" or the "Company") and its subsidiaries are engaged in the mining and processing of gold and silver ore and in the exploration for, and acquisition and development of, gold-bearing properties, principally in the Americas, Russia, and Chile. The Company's share of production from its operating properties totaled 719,199 ounces during 2001, and as of December 31, 2001, its share of proven and probable reserves totaled approximately 141 million tons of ore reserves with an average grade of 0.029 ounces of gold per ton, or 4.1 million contained ounces of gold. Except as otherwise expressly indicated in this report, all monetary amounts are expressed in United States dollars.

The Company was incorporated in Delaware in 1987 and re-incorporated in Nevada on May 29, 2001. On June 1, 1998, the Company completed a merger with Kinross Gold Corporation ("Kinross") providing for a combination of their businesses. In the merger, the former holders of common stock of the Company received common stock of Kinross and the Company issued to Kinross 92.2 million shares of the Company's common stock, representing all of the issued and outstanding common shares of the Company. Kinross subsequently transferred ownership of such shares to Kinross Gold U.S.A., Inc., a wholly-owned subsidiary of Kinross, which is currently the sole common shareholder of the Company. On September 18, 1998, the Company adopted an amendment to its certificate of incorporation to change its name to Kinam Gold Inc.

The Company's operating properties consist of a 100% interest in the Fort Knox mine near Fairbanks, Alaska, a 54.7% interest in the Kubaka mine in the Magadan Oblast situated in Far East Russia and a 50% interest in the Refugio mine in Chile. The Company also owns the Hayden Hill mine in Lassen County, California, and a 90% interest in the Guanaco mine in Chile. Residual leaching at Hayden Hill and Guanaco was completed during 2001 and the properties are now in reclamation. In addition the Company owns the Haile property in Lancaster County, South Carolina, and the Wind Mountain mine in Washoe County, Nevada, all of which are also in reclamation. During 1999, the Company acquired a 65% interest in the True North property. The remaining 35% of the True North property and the Ryan Lode property were acquired from Kinross Gold USA, Inc., the parent company of Kinam on January 1, 2001. Kinam holds its interest in each of these properties in accordance with industry standards. The locations of the Company's properties are shown on the map on page 3 and descriptions are set forth below. Data relating to the Company's domestic and foreign operations reportable segments, assets and export sales are included in Note 12 to the Consolidated Financial Statements of the Company.

All reserve information is given as of December 31, 2001. Except as otherwise noted, references to tons and ounces are to short tons of 2,000 pounds and to troy ounces of 31.103 grams, respectively. Production is defined as gold or silver produced in the form of dore plus any inventory in mill carbon circuits. Gold equivalent production represents gold production plus silver production computed into gold ounces using market price ratios. The silver to gold price ratio was 62.00 : 1 in 2001, 56.33 : 1 in 2000 and 53.40 : 1 in 1999. Tons mined include removal of waste required to access ore. Total cash costs include all operating costs at the mine site, including overhead, proceeds taxes and royalties, and exclude reclamation costs.

All of the Company's operating properties are open pit mines. Except for mobile mining equipment leased by the Company at Fort Knox, the Company owns its mining and processing equipment, which is maintained in good operating condition. Ore is processed by milling or heap leaching. Milling is the traditional process for recovering gold from ore. After ore is crushed, the gold and silver are concentrated and then smelted into dore, which is shipped to refiners for further processing. The milling process is typically used to achieve higher recovery from oxide and sulfide ores.

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

The terms Kinam and the Company when used herein refer collectively to Kinam Gold Inc. and its subsidiaries and affiliates or to one or more of them depending on the context.

                             KINAM ASSET LOCATIONS

            o     Ryan Lode
            o     True North
            o     Fort Knox
            o     Haile
            o     Sleeper
            o     Hayden Hill
            o     Wind Mountain
            o     Guanaco (90%)
            o     Refugio (50%)
            o     Kubaka (54.7%)

  [Graphic showing the approximate geographical location of the mines in which
                  Kinam holds an interest on a worldwide map.]

Fort Knox Mine

The Fort Knox mine is located in the Fairbanks Mining District, 15 air miles northeast of Fairbanks, Alaska.

Operations. Fort Knox achieved commercial production on March 1, 1997. Construction of the mine was completed at a capital cost of approximately $373 million, which included approximately $28 million in capitalized interest. The operation includes an open-pit mine, a mill and process plant with a nominal capacity of 41,000 tons per day (15 million tons per year), a tailings storage facility and a fresh water reservoir to supply process water. The process facilities are designed as a zero discharge system. Power is supplied by the public utility serving the area over a distribution line paid for by the Company. Access from Fairbanks is by 21 miles of paved highway and five miles of unpaved road. The mine and plant are designed to operate year round. There were approximately 365 employees as at December 31, 2001. In 1999, following a comprehensive evaluation of the property using estimated future net cash flows, estimated recoverable ounces and an estimated future gold price of $300 per ounce, the Company recorded a $72.9 million writedown of the Fort Knox mine. In 1998, based on an estimated future gold price of $325 per ounce, the Company recorded a $140.3 million writedown. See Note 5 of the Consolidated Financial Statements for further discussion of the writedowns.

The following table presents operating data for the Fort Knox mine for the years indicated.

                                 Fort Knox Mine
                                 Operating Data

                                                  2001         2000         1999
                                                  ----         ----         ----
Tons mined                                  34,406,300   35,606,900   30,349,900
Tons of ore milled                          15,662,800   14,994,900   13,816,100
Average mill head grade (oz. per ton)            0.030        0.027        0.028
Mill recovery rate (%)                              86           89           90

Equivalent ounces of gold produced             411,221      362,959      351,120

Cost per ounce of gold produced:
 Total cash costs                                 $207         $203         $194
 Reclamation                                         2            3            3
 Depreciation and depletion                        118          104          110
                                                  ----         ----         ----
   Total production costs                         $327         $310         $307
                                                  ====         ====         ====

The mill operated seven days per week in 2001 and averaged 42,900 tons of ore processed per operating day. 2001 data includes nine months of True North mine production.

Property Position. The Fort Knox claim block covers approximately 48,700 acres and consists of two state mining leases, approximately 1,600 state mining claims, 1,100 acres of patented federal mining claims, and two unpatented federal mining claims. The current reserve is located on approximately 1,300 acres of land held under a state mining lease that expires in 2014. This may be renewed for a period not to exceed 55 years. The state lease is subject to a 3% Alaska production royalty based on taxable income. All production from state claims is subject to the State of Alaska Mine License Tax following a three year tax grace period after production commences. The mine licence tax rate is graduated from 3% to 7% of taxable income. A 1% net smelter return royalty and a 10% overriding net profits interest is payable on certain of the patented federal mining claims. There were no royalties paid during 2001, 2000 and 1999. The Fort Knox property has been pledged as security against the syndicated credit facility which supports $49.0 million of industrial revenue bonds issued to finance construction of the Fort Knox solid waste disposal facility.

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

                                                                FORT KNOX MINE
                                                          PROVEN AND PROBABLE RESERVES
                                                                AT DECEMBER 31,

                                            2001                                                  2000
                      ------------------------------------------------      --------------------------------------------------
                                        AVERAGE GRADE   GOLD CONTENT                          AVERAGE GRADE     GOLD CONTENT
                           TONS         (OZ PER TON)     (000'S OZ)              TONS          (OZ PER TON)      (000'S OZ)
                          (000'S)                                               (000'S)
                      ------------------------------------------------      --------------------------------------------------

Proven                         64,682            0.024          1,562               115,560             0.023           2,678
Probable                       36,272            0.022            805                 7,579             0.023             172
                              -------                           -----               -------                             -----
Total                         100,954            0.023          2,367               123,139             0.023           2,850
                              =======                           =====               =======                             =====

The December 31, 2001 Fort Knox reserves were calculated by the Company in accordance with definitions and guidelines provided by The Society for Mining, Metallurgy and Exploration ("SMME"). The reserves were calculated using a gold price assumption of $300 per ounce and a gold cut-off grade of 0.013 ounces per ton. The Company estimates that mill recovery will be approximately 86%. Proven and probable reserves decreased by 483,000 ounces of gold in 2001. While 357,000 ounces were consumed by production, 126,000 ounces were re-classified as other than proven and probable, in accordance with SEC guidelines, due to changes in pit design due to mining experience.

The property position at the Fort Knox mine was enhanced by the acquisition of a 65% ownership share in the nearby True North property during 1999. The remaining 35% of the True North property and the Ryan Lode property were acquired from Kinross Gold USA, Inc., the parent company of Kinam, on January 1, 2001. The acquisition of the True North and Ryan Lode deposits will allow the Company to increase annual production at the Fort Knox operations to approximately 450,000 ounces per annum as ore mned at these satellite deposits will be processed at the Fort Knox mill and processing plant. The Company received all of the required permits to develop the Hindenburg and East pit of the True North deposit effective January 24, 2001. Details of the True North and Ryan Lode property position, geology and ore reserves are set forth below :

True North Property

Property Position: The True North Property covers approximately 6,600 acres and consists of 255 State of Alaska mining claims and one State of Alaska mill site lease. The State lease and state mining claims surrounding the current reserves are subject to a 3% Alaska production royalty based on net income. The state lease and state claims are also subject to the State of Alaska Mine License Tax following a three year tax grace period after production commences. The mine license tax is graduated from 3 to 7 % of taxable income. In addition the claims are subject to net smelter royalties ranging from 3.5 to 5%, based on the gold price less any advanced royalties paid, payable to the claim owners. The property is located 11 miles from the Fort Knox mill, and is accessible by an all weather road to transport ore to the Fort Knox mill. Production commenced in March of 2001. The True North property has been pledged as security against the syndicated credit facility which supports inter alia $49.0 million of industrial revenue bonds issued to finance construction of the Fort Knox solid waste disposal facility.

Geology and Reserves: The True North property is hosted by metamorphic rock of the Chatanika Terane, including quartz-mica schist, quartzite, eclogite, amphibolite, marble and argillite. Some units are graphitic. Gold occurs in nearly flat-lying to moderately dipping shear zones and along faulted contacts. These zones horsetail and are typically 27 to 45 feet thick. The deposit was originally identified as occurring in three zones, the Hindenburg, Central, and Shepard. They now all appear to be part of a single zone with a continuous strike length of roughly 5,000 feet. Average gold grades are 0.050 ounces of gold per ton, although higher grades in excess of 1 ounce per ton occur locally. The following table sets forth the proven and probable reserves for the True North property.

                                                                   TRUE NORTH MINE
                                                            PROVEN AND PROBABLE RESERVES
                                                                   AT DECEMBER 31,
                                         2001                                                   2000
                        ----------------------------------------------    -----------------------------------------------

                        TONS        AVERAGE GRADE        GOLD CONTENT           TONS        AVERAGE GRADE   GOLD CONTENT
                        ----        -------------        ------------           ----        -------------   ------------
                       (000'S)       (OZ PER TON)        (000'S OZ)          (000'S)        (OZ PER TON)     (000'S OZ)
 Proven                      586        0.022                  13                    -               -               -
 Probable                 10,468        0.046                 478               12,259           0.050             611
                          ------                              ---               ------                             ---
 Total                    11,054        0.044                 491               12,259           0.050             611
                          ======                              ===               ======                             ===

The December 31, 2001 True North reserves were calculated by the Company in accordance with definitions and guidelines provided by SMME. The reserves were calculated using a gold price assumption of $300 per ounce and a gold cut-off grade of 0.021ounces per ton. Proven and probable reserves decreased by 120,000 ounces in 2001 due to production during the year. The Company estimates the mill recovery of the True North deposit will be approximately 86%.

Ryan Lode Property

Property Position. The Ryan Lode Property is located on the southeast flank of Ester Dome, approximately 8 miles west of Fairbanks, Alaska. The property is comprised of 15 federal claims, and 50 State of Alaska mining claims which cover an area of approximately 1,275 acres and are held under a lease agreement which calls for a 5% gross mineral value royalty on production and annual royalty payments, currently $150,000 per year. A 3% net smelter return royalty is payable on the surrounding Bar and St. Patrick claims comprising a total of 284 acres. The state claims are subject to a 3% State of Alaska production royalty based on net income and the State of Alaska Mine License Tax, following a three year tax grace period after production commences. The mine license tax is graduated from 3 to 7 % of taxable income. The property is located 40 miles from the Fort Knox mill and is accessible by 33 miles of paved highway and 7 miles of gravel road. The Ryan Lode property has been pledged as security against the syndicated credit facility which supports inter alia $49.0 million of industrial revenue bonds issued to finance construction of the Fort Knox solid waste disposal facility.

Geology and Reserves. The principal rock unit in the Ryan Lode area is the Cleary Sequence member of the Fairbanks Schist, consisting of varied rock types, including quartz mica schist and quartzite, along with marble, calcareous quartz- mica schist, and carbonaceous units. Granite intrusions are found near and within the Curlew deposit, south of the Ryan Shear. The gold in both the Ryan and Curlew ore bodies occurs in mineralized quartz veins, breccias, and gouge zones within broad shear zones. The gold occurs with sulfide minerals including pyrite, arsenopyrite, and local stibnite. Higher-grade gold mineralization typically occurs next to the hanging wall of the shear, with lower grade mineralization below this. The Ryan Shear, which reaches 150 feet in thickness in places, has been traced by drilling for over one half mile and is contained in metasedimentary and metavolcanic rocks of the Fairbanks Schist. The Curlew Shear, which may be an offset, southern continuation of the Ryan Shear, ranges up to 180 feet in thickness. Mineralization is typically oxidized to depths of 200 to 300 feet. The oxidized zone demonstrates good gold recoveries by leaching while rates of gold recovery by leaching decrease at increasing depths below the oxidized zone.

The following table sets forth the proven and probable reserves for the Ryan Lode property.

                                                              RYAN LODE PROPERTY
                                                         PROVEN AND PROBABLE RESERVES
                                                               AT DECEMBER 31,
                                         2001                                                   2000
                    -------------------------------------------------    ------------------------------------------------

                        TONS        AVERAGE GRADE       GOLD CONTENT            TONS      AVERAGE GRADE      GOLD CONTENT
                        ----        -------------       ------------            ----      -------------      -------------
                       (000'S)       (OZ PER TON)       (000'S OZ)           (000'S)       (OZ PER TON)      (000'S OZ)
 Proven                       -                 -               -                    -               -               -
 Probable                 2,541             0.089             225                2,541           0.089             225
                          -----                               ---                -----                             ---
 Total                    2,541             0.089             225                2,541           0.089             225
                          =====                               ===                =====                             ===

The December 31, 2001 Ryan Lode reserves were calculated by the Company in accordance with definitions and guidelines adopted by the SMME. The reserves were calculated using a gold price assumption of $300 per ounce and a gold cut-off grade of 0.044 ounces per ton. The Company estimates the mill recovery of the Ryan Lode deposit to be approximately 79%.

Kubaka Mine

The Company indirectly owns a 54.7% interest in Omolon Gold Mining Company ("Omolon"), a Russian joint stock company, which operates the Kubaka mine. Kubaka is located in the Russian Far East, approximately 200 miles south of the Arctic Circle and 600 miles northeast of the major port city of Magadan. Kinam completed the acquisition of 50% of Kubaka from Cyprus Amax during May 1997. On December 16, 1998, the Company acquired an additional 3% of Omolon from a Russian partner in consideration for settling obligations of the Russian partner for $3.8 million. Repayment of the $3.8 million owing to the Company by the Russian partner will be made from the Russian partner's share of dividends from Omolon, provided the Russian partner has first repaid their obligation to the Magadan administration. The Russian partner has the right to reacquire the 3% interest in Omolon for approximately $7.5 million. On December 31, 1999 the Company acquired a further 1.7% of Omolon for $0.3 million. The remaining 45.3% interest in Omolon is owned by Russian parties. See Notes 5 and 6 to the Consolidated Financial Statements for further information relating to the acquisition and financing of the mine.

Operations. Commercial production was achieved at Kubaka on June 1, 1997. Construction of the mine was completed at a total capital cost of approximately $242 million. This amount includes certain financing costs, working capital and about $14 million in capitalized interest. The operation consists of an open pit mine, a mill and process plant with a nominal capacity of 2,500 tons per day (925,000 tons per year), a tailings storage facility and a reclaim water retention facility to supply process water. On-site diesel generators provide power. Facilities include a permanent camp with access from Magadan provided by fixed wing aircraft, helicopter and a winter road, which is generally open from January through April. The Kubaka mine's remote location in the sub-Arctic region requires the Company to plan for operations in extreme cold and to provide all services and facilities on-site. There were approximately 475 employees at December 31, 2001.

The following table presents operating data for the Kubaka mine for the years indicated.

                                              Kubaka Mine
                                            Operating Data

                                                                2001          2000           1999
                                                                ----          ----           ----
           Tons mined (1)                                     10,954,600     12,688,700    10,439,800
           Tons of ore milled (1)                                979,900        944,500       879,200
           Average mill head grade (oz. per ton)                   0.446          0.475         0.547
           Mill recovery rate (%)                                     98             98            98

           Equivalent ounces of gold produced (2)                237,162        244,641       254,625

           Cost per ounce of gold produced
            Total cash costs                                         140            139          $143
            Reclamation                                                2              3             3
            Depreciation and depletion                               107            133           135
                                                                   -----          -----         -----
           Total production costs                                  $ 249          $ 275         $ 281
                                                                   =====          =====         =====

(1)   Figures represent 100% of tons mined and milled.
(2)   Reflects the Company's 54.7 % share in 2001 and 2000, 53% share in 1999

The mill operated seven days per week in 2001 and averaged 2,680 tons of ore per operating day. The Kubaka mine and mill operations have worked in excess of 2.7 million man hours without a lost time accident.

Property Position. Omolon holds the license from the Russian government to operate the Kubaka mine (the "Kubaka License"). The Kubaka License terminates in 2011, subject to extension of up to an additional two years, and limits the ownership of a foreign owned entity in Omolon to a maximum of 56 %. The Kubaka License establishes certain production requirements for Kubaka, requires the payment of a 3% royalty on the total value of gold extracted and requires Omolon to complete exploration activities, a feasibility study and its assessment of the reserves at Evenskoye prior to June 1999, which was met. In addition, the Kubaka mine is subject to additional royalty based taxes of 11.8%. Royalty payments were $6.9 million in 2001, $7.0 million in 2000 and $12.1 million in 1999.

Geology and Reserves. The Kubaka ore deposit is an epithermal quartz- adularia vein system hosted by volcanic rocks and their sedimentary derivatives. Kubaka is older than, but otherwise very similar to, volcanic hosted epithermal gold deposits found in the North American Western Cordillera. The following table sets forth the proven and probable reserves for the Kubaka mine.

                                                                     KUBAKA MINE
                                                             PROVEN AND PROBABLE RESERVES
                                                                   AT DECEMBER 31,
                                           2001                                                     2000
                 ---------------------------------------------------------      ---------------------------------------------------
                                                     GOLD CONTENT                                                GOLD CONTENT
                                                     ------------                                                ------------
                                                      (000'S OZ)                                                  (000'S OZ)
                                             -----------------------------                                 ------------------------
                    TONS     AVERAGE GRADE                THE COMPANY'S           TONS      AVERAGE GRADE             THE COMPANY'S
                   (000'S)    (OZ PER TON)     TOTAL       54.7% SHARE           (000'S)     (OZ PER TON)    TOTAL    54.7% SHARE
                  --------    ------------     -----       -----------          --------     ------------    -----    -----------

Proven              1,234          0.286        353            193                1,580           0.317       501         274

Probable              494          0.581        287            157                1,004           0.457       459         251
                    -----                       ---            ---                -----                       ---         ---
Total               1,728          0.370        640            350                2,584           0.372       960         525
                    =====                       ===            ===                =====                       ===         ===

The December 31, 2001 Kubaka reserves were calculated by the Company in accordance with definitions and guidelines provided by SMME. The reserves were calculated using a gold price assumption of $300 per ounce and a gold cut-off grade of 0.093 ounces per ton. The Company's share of proven and probable reserves decreased by 175,000 ounces in 2001, of which 240,000 ounces were consumed by production and exploration activities added 65,000 ounces. The Company estimates that mill recovery will continue to be approximately 98%.

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

Operations. The Refugio mine consists of an open-pit mine and a three-stage crushing and heap leach operation designed to process 33,000 tons of ore per day, or 12.1 million tons per year. Commercial production commenced on October 1, 1996. Facilities include a permanent camp with access to the site from Copiapo provided by gravel road. Power is supplied by on-site diesel powered generators. Water extraction rights expected to be sufficient to supply the mine are owned by CMM. In light of the continued weakness in spot gold prices a decision was made to suspend mining activities and place the operations on care and maintenance in 2001. Open pit mining activities were suspended on June 1, 2001 when the last mined ore was placed on the leach pad and the Refugio operations commenced residual leaching of the two leach pads. All leased mining equipment was disposed of in 2001, eliminating any further financial obligations under the leases. Heap leaching operations continue and the balance of the Chilean summer will be spent reviewing the water balance and the estimated gold inventory on the leach pad to determine the best time to suspend residual leaching. The Refugio mine will remain on care and maintenance until spot gold prices improve substantially. There were 58 employees as at December 31, 2001.

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

The following table presents operating data for the Refugio mine for the years indicated.

                                  Refugio Mine
                                 Operating Data


                                                                              2001          2000           1999
                                                                              ----          ----           ----
Tons mined (1)                                                              5,397,800    12,811,300     12,701,200

Tons of ore to heap leach (1)                                               4,643,900     9,702,000      9,850,600
Average grade to heap leach (oz. per ton)                                       0.030         0.027          0.029
Heap leach recovery rate (%)                                                       64            64             64

Equivalent ounces of gold produced (2)                                         67,211        85,184         90,008

Cost per ounce of gold produced:
 Total cash costs                                                                $242          $300         $  277
 Reclamation                                                                        -             4              5
 Depreciation and depletion                                                         -            54             66
                                                                                 ----          ----         ------
   Total production costs                                                        $242          $358         $  348
                                                                                 ====          ====         ======

(1)   Figures represent 100% of tons mined and processed.
(2)   Reflects the Company's 50% share.

Property Position. The Refugio property consists of approximately 14,500 acres, and includes mineral rights, surface rights and water rights expected to be sufficient for the mine. The principal ore deposit is situated on mining claims that are owned by CMM. Essentially all of the mineral rights surrounding the claims are held by a joint venture formed by Bema and the former owner of the Refugio claims. CMM has agreements in place with this joint venture that will allow CMM to mine any extensions of its major ore deposits extending onto surrounding mineral rights and to use the surrounding areas for project needs. CMM owns or controls surface rights covering the known mineralization and the currently anticipated mining operation under two leases from the Chilean Army, which expire in 2006 and may be extended for an additional five years.

The Company, through its 50% ownership of CMM, is responsible for payment of a net smelter return royalty to the former owners of the Refugio property that is expected to average 2.5% of total production from the currently defined ore reserves. An additional sliding scale net smelter return related to net profits and ranging from 2.5 to 5% is payable on the Company's share of any production in excess of current reserves. Royalty payments were $0.9 million in 2001 and $1.2 million in 2000 and 1999.

Geology and Reserves. The Refugio property encompasses the Verde, Pancho, and Guanaco gold deposits, which are disseminated porphyry gold deposits containing minor amounts of copper. Gold mineralization is contained within a strong stockwork system hosted by silicified intrusive rocks. The Verde deposit contains all the current reserves and consists four identified alteration types and it is open at depth. Additional exploration potential also exists in the Guanaco and Pancho deposits. The Refugio property lies at the southern end of a 90-mile-long belt of Miocene-aged volcanic rocks that contains a number of large disseminated gold-silver deposits. The following table sets forth the proven and probable reserves in the Verde deposit.

                                                                     REFUGIO MINE
                                                                    VERDE DEPOSIT
                                                             PROVEN AND PROBABLE RESERVES
                                                                    AT DECEMBER 31,
                                            2001                                                      2000
                  -------------------------------------------------------     ----------------------------------------------------
                                                      GOLD CONTENT                                               GOLD CONTENT
                                                      ------------                                               ------------
                                                       (000'S OZ)                                                 (000'S OZ)
                                              ---------------------------                                -------------------------
                    TONS      AVERAGE GRADE               THE COMPANY'S         TONS      AVERAGE GRADE              THE COMPANY'S
                   (000'S)    (OZ PER TON)     TOTAL        50% SHARE          (000'S)     (OZ PER TON)    TOTAL       50% SHARE
                  --------    ------------     -----        ---------         --------     ------------    -----       ---------
Proven             24,856          0.028        694               347          32,954         0.028          918            459

Probable           27,072          0.027        718               359          35,432         0.027          960            480
                   ------                     -----               ---          ------                      -----            ---
Total              51,928          0.027      1,412               706          68,386         0.027        1,878            939
                   ======                     =====               ===          ======                      =====            ===

The December 31, 2001 Refugio reserves were calculated by the Company in accordance with definitions and guidelines provided by SMME. The reserves were confined to the Verde Pit Zone. The variable cut-off grades for pit design and reserve summary were calculated using a gold price assumption of $300 per ounce and costs and recoveries that vary by rock type and alteration. The Company estimates the average ultimate recovery for these reserves will be approximately 64%. The Company's share of proven and probable reserves decreased by 175,000 ounces in 2001, of which 105,000 ounces were consumed by production and 70,000 ounces were re-classified as other than proven and probable, in accordance with SEC guidelines, due to changes in pit design due to mining experience.

Hayden Hill Mine

The Hayden Hill mine in Lassen County, California, is located approximately 120 miles northwest of Reno, Nevada.

Operations. Mining was completed in late 1997 and residual leaching was completed in 2001. A significant portion of the final reclamation work has been completed and reclamation work will continue in 2002. In 2000, following a thorough review of the Hayden Hill property and the ultimate costs of closure, the remaining carrying value, and the current environment for surplus mining equipment and facilities, the Company recorded a $2.9 million writedown.

The following table presents operating data for the Hayden Hill mine for the years indicated.

                                                  Hayden Hill Mine
                                                   Operating Data

                                                                                         2001           2000          1999
                                                                                         ----           ----          ----
                  Tons mined                                                                 -              -             -
                  Tons of ore to heap leach                                                  -              -             -
                  Average grade to heap leach (oz. per ton)                                  -              -             -
                  Heap leach recovery rate (%)                                               -              -             -

                  Equivalent ounces of gold produced                                     1,887          9,582        17,020

                  Cost per ounce of gold produced:
                   Total cash costs                                                       $277           $240          $194
                   Reclamation                                                               -              -             -
                   Depreciation and depletion                                                -             -              -
                                                                                          ----           ----          ----
                     Total production costs                                               $277           $240          $194
                                                                                          ====           ====          ====

Property Position. The Hayden Hill mineral property holdings consist of 1,532 acres of 77 unpatented lode claims. Approximately 75% of the production is subject to a gross receipts net smelter return royalty of 5%.

Guanaco Mine

The Company owns a 90% interest in and operates the Guanaco mine, located in the Guanaco Mining District in northern Chile, approximately 145 miles southeast of Antofagasta, Chile.

Mining was completed in July 1997. Recovery of residual gold from the existing leach pad was completed in 2001. Reclamation activities will continue in 2002. In 2000, following a thorough review of the Guanaco property and the ultimate costs of closure, the remaining carrying value and the current environment for surplus mining equipment and facilities, the Company recorded a $2.1 million writedown of this property.

The following table presents operating data for the Guanaco mine for the years indicated.


                                                 Guanaco Mine
                                                Operating Data

                                                                                      2001         2000          1999
                                                                                      ----         ----          ----
               Tons mined                                                                -            -
                                                                                                                    -
               Tons of ore to heap leach                                                 -            -
                                                                                                                    -
               Average grade to heap leach (oz. per ton)                                 -            -
                                                                                                                    -
               Heap leach recovery rate (%)                                              -            -
                                                                                                                    -

               Equivalent ounces of gold produced                                    1,718       16,029        23,690

               Cost per ounce of gold produced:
                Total cash costs                                                      $436        $ 278         $ 198
                Reclamation                                                              -            -             -
                Depreciation and depletion                                               -            -             -
                                                                                      ----         ----         -----
                  Total production costs                                              $436         $278         $ 198
                                                                                      ====         ====         =====

Property Position. The Guanaco mineral property holdings consist of approximately 25,000 acres of mineral claims leased from Empresa Nacional de Mineria (ENAMI), an entity of the Chilean government. The lease expires in 2006 and may be extended by the Company for an additional five-year term thereafter.

Sleeper Mine

The Sleeper mine is located in Humboldt County, Nevada, approximately 28 miles north of the town of Winnemucca.

The Sleeper mineral property holdings consist of approximately 10,200 acres of 496 unpatented mining claims. The Company has entered into an agreement with a third party for further exploration of the Sleeper property. Currently, the third party has earned a 50% interest in the claims and during 1999 the Company entered into an agreement granting the same third party the right to earn the remaining 50% interest in the Sleeper mine. The third party exercised this right on February 29, 2000. The Company will continue to proceed with the reclamation of the property in the interim. The third party will fund reclamation activities and is actively pursuing the replacement of the closure bonds.

Operations. Operations at Sleeper were completed at the end of the third quarter of 1996. Reclamation activities will continue during 2002. In 2000, following a thorough review of the Sleeper property and the ultimate costs of closure, the remaining carrying value, and the current environment for surplus mining equipment and facilities, the Company recorded a $2.9 million writedown.

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

The Haile mineral property holdings cover approximately 900 acres and consist entirely of fee property that is either owned by the Company or leased from third parties under leases that can be extended or controlled by purchase agreements.

A closure study was completed in 1999 and the Company will continue to proceed with reclamation activities in 2002.

Exploration

The Company's primary exploration objective continues to be the acquisition and evaluation of near-surface gold deposits that can be mined by open pit methods. The Company is continuing exploration activity on the Fort Knox property.

In 1999 the Company began an extensive drilling program looking for alternative mill feed for the Kubaka operations beyond the then known mine life. In 2000, these activities identified the Birkachan project located 18 miles north of the Kubaka processing plant. Additional exploration drilling continued during 2001. Current plans for 2002 are to continue the exploration activities at Birkachan, and to commence the process of converting the current exploration license to a mining license. The Company will focus its exploration activities to identify resources that can be quickly converted into reserves and provide mill tonnage for the Kubaka processing plant in 2003 or 2004.

Exploration expenditures were $2.7 million in 2001, $3.3 million in 2000 and $1.8 million in 1999. Exploration expenditures for 2002 are expected to be approximately $2.0 million.

Gold Market and Prices

Gold has two principal uses: product fabrication and bullion investment. Fabricated gold has a wide variety of end uses, including jewelry manufacture (the largest fabrication component), electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. The Company sells all of its refined gold to banks, bullion dealers, and refiners. The Company's sales to major customers that exceeded 10% of total sales were $116 million to 4 customers during 2001, $114 million to four customers in 2000 and $137 million to three customers in 1999. The Company believes that the loss of any of these customers would have no material adverse impact on the Company because of the active worldwide market for gold.

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


                                 HIGH           LOW
               YEAR            -------        --------
               ----               (DOLLARS PER OUNCE)
               1997              365.70        282.80
               1998              314.50        275.60
               1999              327.50        253.20
               2000              317.40        263.90
               2001              293.30        255.60

Declines in the market price of gold and related precious metals also may render reserves containing relatively lower grades of mineralization uneconomic to exploit. The price used in estimating Kinam's ore reserves at December 31, 2000 was $300 per ounce of gold. The market price was $276 per ounce of gold at December 31, 2001, which was below the price at which Kinam has estimated its reserves. If Kinam were to determine that its reserves and future cash flows should be calculated at a significantly lower gold price, there would likely be a material reduction in the amount of gold reserves. In addition, if the price realized by Kinam for its gold were to decline substantially below the price at which ore reserves were calculated for a sustained period of time, Kinam potentially could experience material writedowns of its investment in its mining properties.

Refining and Hedging Activities

Refining arrangements are in place with third parties for the Company's production. Because of the availability of refiners other than those with whom such arrangements have been made, the Company believes that no adverse effect would result if any of these arrangements were terminated.

Historically, the Company has employed a number of hedging techniques with the objective of mitigating the impact of downturns in the gold market and providing adequate cash flow for operations while maintaining significant upside potential in a market upswing. During 2001, 2000, and 1999 the Company's hedging efforts resulted in average realized prices of $278 per ounce, $292 per ounce, and $289 per ounce, respectively, compared with the average COMEX price of $271 per ounce in 2001, $279 per ounce in 2000 and 1999. See Note 7 of the Consolidated Financial Statements for further discussion.

Agreements with Kinross

On June 1, 1998, the Company completed a merger agreement with Kinross providing for a combination of their businesses. In the merger, each outstanding share of the Company's common stock was converted into 0.8004 of a share of Kinross common stock. Kinross Merger Corporation, a wholly-owned subsidiary of Kinross was merged with and into the Company which became a majority owned subsidiary of Kinross. Immediately following the effective time of the merger, the Company, as the surviving entity of the combination with Kinross Merger, issued to Kinross
92.2 million shares of the Company's common stock, representing all of the issued and outstanding common shares. Kinross subsequently transferred ownership of such shares to Kinross Gold U.S.A., Inc., a wholly-owned subsidiary of Kinross, which is currently the sole common shareholder of the Company. In July 2001, Kinross completed the acquisition of 945,400 shares, approximately 51.4%, of our outstanding $3.75 Series B Preferred Stock. These shares were also transferred to Kinross Gold U.S.A. On February 20, 2002, Kinross commenced a tender offer for all of our outstanding Series B Preferred Stock that it did not then own. This tender offer closed March 28, 2002, with 652,992 shares tendered. This will result in Kinross holding approximately 86.9% of our outstanding preferred stock. The Company anticipates that it will take the steps necessary to delist its Series B Preferred Stock from the Amercian Stock Exchange and deregister the preferred stock under the Securities and Exchange Act of 1934, as amended, thereby terminating its reporting obligations.

In connection with the 1998 merger, Kinross advanced $225.8 million to Kinam for repayment of Kinam's outstanding third-party bank debt. During the balance of 1998, Kinam repaid $41.6 million of this obligation. In 1999, Kinross advanced an additional $16.6 million to Kinam to permit it to purchase assets related to the True North property in Alaska. An additional $6.7 million was advanced by Kinross in 2000, and approximately $14.9 million in the first nine months of 2001, primarily for True North property development and to repay third-party long-term debt obligations of Kinam. Kinam has repaid a portion of the original advance of $255.8 million, and the additional advances, with the result that the balance of this obligation was $216.8 million as of December 31, 2001. These advances are non-interest bearing, are due on demand, and have no fixed terms of repayment.

Pursuant to the 1998 merger, Kinross acquired a demand loan in the principal amount of $92.3 million from Cyprus Amax Minerals Company, the former parent of Kinam, that was an obligation of Kinam. Kinross has not charged Kinam interest on this loan. Subsequent partial repayments reduced this demand loan payable to $73.6 million at December 31, 2000, and it has remained unchanged through December 31, 2001. The demand loan is non-interest bearing, due on demand, and does not have any fixed terms of repayment.

Kinross has arranged for the issuance of letters of credit under the syndicated credit facility to guarantee the obligations of the Company under the Fort Knox industrial revenue bonds, totaling $49.9 million as of December 31, 2001. The Company's assets associated with Fort Knox are pledged to secure this syndicated credit facility. In addition, Kinross has guaranteed surety bonds for the Company on various projects in the aggregate principal amount of $40.0 million.

On December 31, 2000, the Board of Directors gave approval for the Company to enter into an agreement with Kinross Gold U.S.A. Inc. to acquire all of the outstanding shares of La Teko Resources Inc., a wholly owned subsidiary of Kinross. Consideration was 100 common shares of Kinam Gold Inc. with the effective date of the transaction January 1, 2001. Since this is a related party transaction which did not result in a substantial change in ownership, this transition was recorded at the carrying value of La Teko's assets which was approximately $36.0 million. The assets of La Teko include the property rights to the Ryan Lode project, which is in the advanced exploration stage, and 35% of the property rights to the True North project, which commenced production in early 2001. The ore from the True North project is being processed through the Fort Knox mill.

Employees

At December 31, 2001, the Company and its consolidated subsidiaries employed 914 persons. The hourly employees at the Guanaco mine are represented by the Sociedad Contractual Minera Guanaco labor union and are covered by a labor contract that expires at the end of May 2002. The hourly employees at Refugio are represented by the Sindicato de Trabajadores de Compania Minera Maricunga labor union and are covered by a labor contract that expires at the end of May 2003. None of the Company's employees in the United States and Russia are members of a labor union and the Company considers its employee relations to be good. The Company receives all of its corporate and administrative services from Kinross.

Risk Factors

NATURE OF MINERAL EXPLORATION AND MINING

The exploration and development of mineral deposits involves significant financial and other risks over an extended period of time, which even a combination of careful evaluation, experience and knowledge may not eliminate. While discovery of a gold-bearing structure may result in substantial rewards, few properties which are explored are ultimately developed into producing mines. Major expenditures are required to establish reserves by drilling and to construct mining and processing facilities at a site. It is impossible to ensure that the current or proposed exploration programs on properties in which the Company has an interest will result in profitable commercial mining operations.

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

The Company is subject to the consideration and risks of operating in Russia. The economy of the Russian Federation continues to display characteristics of an emerging market. These characteristics include, but are not limited to, the existence of a currency that is not freely convertible outside of the country, extensive currency controls, the developing nature of the legal system and high inflation. The prospects for future economic stability in the Russian Federation are largely dependent upon the effectiveness of economic measures undertaken by the government, together with legal, regulatory and political developments.

Russian laws, licenses and permits have been in a state of change and new laws maybe given retroactive effect. In addition, Russian tax legislation is subject to varying interpretations and constant change. Further, the interpretation of tax legislation by tax authorities as applied to the transactions and activities of the Company's Russian operations (Omolon) may not coincide with that of management.

As a result, transactions may be challenged by tax authorities and the Company's Russian operations may be assessed additional taxes, penalties and interest, which could be significant. The periods remain open to review by the tax authorities for three years.

Of particular significance in Russia is the right of Russian authorities to purchase gold produced from Omolon, with payment 50% in U.S. dollars and 50% in Russian rubles at then current London gold prices. Under the terms of Omolon's purchase and sale agreement, all dore must be initially offered to "Gokhran Russia", an entity responsible for precious metals and precious stones established by the Ministry of Finance of the Russian Federation. Payment for dore purchased by Gokhran Russia is made in Russian rubles (50 percent) and US dollars (50 percent). Dore rejected by Gokhran Russian may be sold domestically to licensed purchasers or exported by Omolon, subject to authorization by Russian customs and the payment of a five-percent export duty. During 2001, the Central Bank of Russia required that Omolon, under a grandfathered clause, repatriate back to Russia 50 percent of export receipts be converted into Russian rubles. During the year ending December 31, 2001, Omolon sold all of its gold domestically and subsequent to December 31, 2001, the five-percent export duty was cancelled.

The Company currently has political risk insurance coverage from the United States Overseas Private Investment Corporation ("OPIC") and Multilateral Investment Guarantee Agency ("MIGA") covering a portion of its investment in Omolon. However, there is no guarantee that the Company will continue to qualify for such insurance.

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

HISTORY OF LOSSES

The Company had net losses of $16.4 million, $53.2 million and $112.7 million for 2001, 2000 and 1999, respectively. The Company's ability to operate profitably in the future will depend on the success of its two principal mines, Fort Knox and Kubaka, and on the price of gold. There can be no assurance that the Company will be profitable.

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

INSURANCE/SURETY

In accordance with standard industry practice, the Company seeks to obtain bonding and other insurance in respect of its liability for costs associated with the reclamation of mine, mill and other sites used in its operations and against other environmental liabilities, including liabilities imposed by statute. Due to recent developments which have affected the insurance and bonding markets worldwide, such bonding and/or insurance may be difficult or impossible to obtain in the future or may only be available at significant additional cost. In the event that such bonding and/or insurance cannot be obtained by the Company or is obtainable only at significant additional cost, the Company may become subject to financial liabilities which may adversely affect its financial resources.


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

DIVIDEND POLICY

For the foreseeable future, it is anticipated that the Company will use earnings, if any, to finance its growth and that dividends will not be paid to shareholders. In August 2000, cumulative dividends on the Series B Preferred Shares were suspended in the absence of earnings. There were no dividends paid in 2001 on the Series B Preferred Shares.


                            Item 3. Legal Proceedings

The Company conducts business in Russia through its subsidiary, Omolon, which is owned 45.3% by Russian shareholders. One of the Russian shareholders has asserted that the original issuance of shares to the shareholder was flawed due to failure to follow certain registration procedures. As a result the shareholder claims the share issuance was null and void and therefore it should have its money returned with compound interest. The total claim is for approximately $43.0 million. The Company has been advised by its counsel that Omolon has good defences available to it on the merits and that such counsel is confident that Omolon will successfully defend the lawsuit. However, the interpretation and application of the laws of the Russian Republic may be subject to policy changes reflecting domestic political changes or other considerations. Moreover, because of the developing nature of the Russian legal system and the fact that the interpretation and application of many laws are untested, it is difficult to predict with certainty how they may be interpreted and applied in a particular case. As a consequence, other or additional penalties or remedies may be imposed. These remedies may, in addition to imposing financial obligations, otherwise adversely affect the operations or status of Omolon including a possible order that none of the issued shares of Omolon are valid.

The Company's 50% owned Chilean contractual mining company, CMM, has entered into arbitration proceedings in Chile with the contractor that designed and built the Refugio mine. CMM contends that the contractor was negligent in both the design and the construction of the facility, and should be held responsible for the cost of repairs as well as lost profits. As part of the same proceedings, the contractor is seeking to recover costs that they allegedly incurred while building the mine and which, they claim, were outside their scope of work and responsibility. Although the outcome of the arbitration proceedings cannot be determined at the current time, management is of the opinion that the outcome will not materially affect the financial position, results of operations or cash flows of the Company.

In August 1998, the U.S. Environmental Protection Agency served Kinam with a Unilateral Administrative Order ("UAO") as a Potentially Responsible Party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and Solid Waste Disposal Act ("SWDA"), requiring that Kinam, along with other PRP's, remove certain contaminated materials from the PRC Patterson Inc. site ("the Site") in Patterson, California. Kinam shipped waste oil to the Site from 1994 to 1996. Subsequent to that order Kinam joined with certain other PRP's to form the Patterson Environmental Response Trust, an entity which was created for the purpose of conducting the removal actions required by EPA. All materials had been removed and disposed of by the Trust by the end of the year 2000. Kinam's share in removal costs, nominally estimated at 5% of the total costs incurred, will ultimately be determined once confirmation of the actual barrels of used oil is completed. An Administrative Order of Consent ("AOC") has fully been executed by the U.S. EPA for the Patterson Superfund Site. The site has been fully remediated and all provisions of the AOC have been met. The Company no longer has any liability associated with the PRC Patterson Superfund Site.

In October 1996, a shareholder derivative action was filed in the Court of Chancery of Delaware by a stockholder of the Company, entitled
HARRY LEWIS V. MILTON H. WARD, ET AL., C.A. No. 15255-NC, against Cyprus Amax, the directors of the Company and the Company as a nominal defendant. The complaint alleges, among other things, that the defendants engaged in self-dealing in connection with the Company's entry in March 1996 into a demand loan facility provided by Cyprus Amax. The complaint seeks, among other things, a declaration that the demand loan facility is not entirely fair to the Company and damages in an unspecified amount. The Company believes that the complaint is without merit and intends to defend the matter vigorously.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2001.


                                     PART II

         Item 5. Market For Registrant's Common And Preferred Equity And
                           Related Stockholder Matters

There is currently no public market for the common stock of the Company. The Series B Convertible Preferred Stock of the Company is listed on the American Stock Exchange (KGC^B) and the number of stockholders of record as of March 25, 2002 was 47. Prior to August 1, 2001, the Series B Convertible Preferred Stock was listed on the New York Stock Exchange. In the absence of earnings, the Board of Directors has suspended the quarterly dividends on the Series B Convertible Preferred Stock beginning with the dividend payable in August 2000. The decision was taken by the Board as a cash conservation measure due to continuing low gold prices and lack of earnings. No dividends were paid in 2001.

The following table sets forth for the periods indicated the high and the low sale prices per share of the Series B Convertible Preferred Stock as reported by the New York Stock Exchange and the dividends paid on such stock.

                      Stock Prices and Dividends Per Share

                                                  SERIES B CONVERTIBLE
                                                    PREFERRED STOCK
                                             -------------------------------
                 QUARTER                           HIGH             LOW
                 -------                           ----             ---
                 2001
                 ----
                 First                              8.40            6.25
                 Second                            12.20            5.75
                 Third                             11.75            9.75
                 Fourth                            11.41            7.26

                 2000
                 ----
                 First                             30.50           25.69
                 Second                            26.75           22.50
                 Third                             24.44            7.44
                 Fourth                             8.81            7.00

Item 6. Selected Financial Data

                        KINAM GOLD INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
                         FOR THE YEARS ENDED DECEMBER 31
             (IN MILLIONS EXCEPT PER SHARE AMOUNTS AND PERCENTAGES,
              PRODUCTION AND SALES OUNCES, AND AMOUNTS PER OUNCE)

                                                   2001          2000         1999         1998         1997
                                                 --------     ---------     --------     --------     --------
FOR THE YEAR:
  Revenues                                       $  199.3     $   210.8     $  214.1     $  268.1     $  259.5
  Earnings (loss) from operations/(1)               (13.0)        (49.9)      (107.5)      (180.4)         1.9
  Loss before cumulative effect of accounting
    changes, net/(1)                                (16.4)        (53.2)      (112.7)      (190.8)       (37.9)
  Loss before extraordinary item/(1)                (16.4)        (53.2)      (112.7)      (190.8)       (33.4)
  Net loss/(1)                                      (16.4)        (53.2)      (112.7)      (202.3)       (33.4)

Per common share:
    Loss before cumulative effect of acccounting
    changes, net/(1)                             $  (0.25)    $   (0.65)    $  (1.30)    $  (1.94)    $  (0.41)
    Loss before extraordinary item/(1)           $  (0.25)    $   (0.65)    $  (1.30)    $  (1.94)    $  (0.37)
    Net loss/(1)                                 $  (0.25)    $   (0.65)    $  (1.30)    $  (2.05)    $  (0.37)

  Weighted average common shares outstanding         92.2          92.2         92.2        101.7        108.2
  Capital expenditures                               20.6          16.7         16.9         15.4         30.8
  Cash dividends to common shareholders                --            --           --           --           --
  Dividends declared per common share                  --            --           --           --           --
  Cash dividends to preferred shareholders             --           3.5          6.9          6.9          6.9
  Dividends declared per preferred share               $-     $   1.875     $   3.75     $   3.75     $   3.75

AT YEAR-END:
  Current assets                                     65.3          92.8         98.3        107.2        129.7
  Total assets                                      326.8         372.8        463.9        602.0        870.6
  Current liabilities                               135.6         138.3        143.0        153.8        226.0
  Long-term debt (excluding current portion)         27.7          77.2        110.6        123.0        345.7
  Shareholders' equity (capital deficiency)         (82.9)       (104.1)       (47.5)        72.1        273.8
  Working capital deficit                           (70.3)        (45.5)       (44.7)       (46.6)       (96.3)

KEY OPERATING FACTORS FOR THE YEAR:
  Total ounces of gold equivalent produced        719,199       718,395      736,463      781,497      729,831
  Total ounces of gold sold                       716,476       720,738      741,087      778,559      720,889
  Average realized price per ounce sold          $    278     $     292     $    289     $    344     $    360
  Average cost per ounce produced/(2):
    Total cash costs/(3)                         $    191     $     192     $    186     $    185     $    198
    Reclamation costs                                   2             3            3           13           10
    Depreciation, depletion and amortization          100           103          108          119          123
                                                 --------     ---------     --------     --------     --------
  Total production costs per ounce               $    293     $     298     $    297     $    317     $    331
                                                 ========     =========     ========     ========     ========

(1) In the fourth quarter of 2000, following a comprehensive evaluation of its mining properties based on an assumed gold price of $300, the Company determined that the net recoverable amounts of the Refugio mine were less than the net book value. As a result of this review the Company recorded a $26.7 million pre-tax writedown of the Refugio mine. In addition, after a thorough review of various closure costs, the remaining carrying value and the current environment for surplus mining equipment and facilities, the remaining book value of the Hayden Hill mine, the Guanaco mine, the Haile property and other non-core properties, principally the Sleeper and Wind Mountain mines were written off. These items increased the net loss by $37.7 million or $0.41 per common share.

       In the fourth quarter of 1999, the Company recorded a $72.9 million pre-tax writedown of the Fort Knox mine, a $10.1 million pre-tax writedown of the Refugio mine and a $16.5 million pre-tax writedown of the Haile property. These items increased the net loss by $99.5 million, or $1.08 per common share.

       In the fourth quarter of 1998, the Company recorded a $53.1 million pre-tax writedown of the Refugio mine and a $140.3 million pre-tax writedown of the Fort Knox mine. In the second quarter of 1998, the Company recorded an $11.5 million loss on the early extinguishment of debt. These items increased the net loss by $204.9 million, or $2.01 per common share.

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


    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                             RESULTS OF OPERATIONS

THE COMPANY

Kinam Gold Inc. (the "Company") is engaged in the mining and processing of gold and silver ore and the exploration for and acquisition of gold-bearing properties principally in the Americas, Chile, and Russia. The Company's products are gold and silver produced in the form of dore that is shipped to refineries for final processing.


CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are more fully described in Note 1 to the consolidated financial statements. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgements are based on historical experience, terms of existing contracts, observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The Company's significant accounting policies include:

Revenue Recognition

The Company recognizes revenue for the gold and silver production upon shipment to the customer and the transfer to title. The Company sells all of its refined gold to banks, bullion dealers and refiners. The Company is paid for the refined gold upon transfer of title. The Company has never been required to provide for allowances for doubtful accounts on its gold and silver sales.

Carrying Value Assessments of Mining Assets

The Company reviews the carrying value of its long-lived mining assets by comparing the estimated undiscounted future net cash flow with its carrying value. When the future net cash flows are less than the carrying value, the future net cash flow is discounted and a write-down is recorded. Included in these future net cash flows are certain estimates. These estimates include future production, future production costs, future capital expenditures, future closure cost estimates, future gold prices and current proven and probable reserve estimates. Actual results may differ from estimates and if they result in a lower actual net cash flow than planned a write-down of the carrying value of the long-lived mining assets may be required.

Pension

Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market value of plan assets; estimates of the expected return on plan assets and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. The postretirement benefits other than pension liability are also determined on an actuarial basis and are affected by assumptions including the discount rate and expected trends in health care costs. Changes in the discount rate and differences between actual and expected health care cost will affect the recorded amount of postretirement benefits expense.

Taxes

The Corporation has recorded a valuation allowance to reduce its deferred tax assets based on an evaluation of the amount of deferred tax assets that management believes are more likely than not, to be ultimately realized in the foreseeable future. An adjustment to income could be required in the future if the Corporation determines it could realize additional deferred tax assets in excess of the net recorded amount or it would not be able to realize all or part of its net deferred tax assets.

CONSOLIDATED RESULTS

The Company reported a 2001 net loss of $16.4 million, or $0.25 per share attributable to common shares after the accrual of preferred dividends, on revenues of $199.3 million, compared with a 2000 net loss of $53.2 million, or $0.65 per share attributable to common shares after the accrual of preferred dividends, on revenues of $210.8 million, and a 1999 net loss of $112.7 million or $1.30 per share attributable to common shares after preferred dividends, on revenues of $214.1 million. The 2000 results included a $26.7 million writedown of the Refugio mine the accrual of and an $11.0 million writedown of other properties in various stages of closure. The 1999 results included a $10.1 million writedown of the Refugio mine, a $72.9 million writedown of the Ft Knox mine and a $16.5 million writedown of the Haile property. Excluding these items the 2000 net loss would be $15.5 million, or $0.24 per share attributable to common shares after the accrual of preferred dividends, compared with a 1999 loss of $13.2 million, or $0.22 per share attributable to common shares after preferred dividends. See note 5 of the Consolidated Financial Statements for further discussion on the writedowns.

The Company's operating loss (excluding the writedown of mineral properties) was $13.0 million in 2001 compared with an operating loss of $12.2 million in 2000 and an operating loss of $8.0 million in 1999. Continued low gold prices contributed to the 2001 loss. Cash flow provided from operating activities increased to $62.1 million in 2001 compared with $39.8 million in 2000 due to working capital decreases and slightly lower production costs offset by lower realized gold price. In 1999 cash flow provided from operating activities was $72.1 million.

REVENUES

The Company's primary source of revenue is from the sale of its gold production. The Company sold 716,476 ounces of gold in 2001 compared with 720,738 ounces in 2000 and 741,087 ounces in 1999. Revenue from gold sales decreased to $199.3 million in 2001 compared with $210.8 million in 2000 and $214.1 million in 1999 due to lower ounces of gold sold and lower realized prices.

Realized prices of $278 per ounces in 2001, $292 per ounce in 2000, and $289 per ounces in 1999 compared with average spot prices of $271 per ounce in 2001 and $279 per ounce in 2000 and 1999. The Company's realized price exceeded the spot price due to the positive impact of hedging activities. See Note 7 to the consolidated financial statements for further discussion on hedging activities.

PRODUCTION

The Company's share of attributable production was 719,199 gold equivalent ounces in 2001, a slight increase when compared with 2000 production of 718,395 equivalent gold ounces and a nominal decrease when compared with 1999 production of 736,463 equivalent gold ounces. Average total cash costs per gold equivalent ounce were $191 in 2001 compared with $192 in 2000 and $186 in 1999.

The Company's share of equivalent gold production for the years indicated from the various mines in which it holds an interest was as follows:


Gold equivalent ounces                              2001        2000        1999
                                                 -------     -------     -------
    Fort Knox                                    411,221     362,959     351,120
    Kubaka                                       237,162     244,641     254,625
    Refugio                                       67,211      85,184      90,008
    Hayden Hill                                    1,887       9,582      17,020
    Guanaco                                        1,718      16,029      23,690
                                                 -------     -------     -------
Consolidated total equivalent ounces             719,199     718,395     736,463
                                                 =======     =======     =======

Production for Hayden Hill and Guanaco decreased dramatically as residual leaching ceased at Guanaco in March 2001 and at Hayden Hill in June 2001.

Included in gold equivalent production is silver production of 294,808 ounces in 2001, 402,637 ounces in 2000, and 448,315 ounces in 1999, converted to gold production using a ratio of the average spot market prices for the three comparitive years. The resulting ratios are 62.00:1 in 2001, 56.33:1 in 2000 and 53.40:1 in 1999.

OPERATING COSTS

Consolidated cost of sales decreased to $136.9 million in 2001 compared with $144.5 million in 2000 and $141.0 million in 1999 due to lower ounces of gold sold. Total cash costs per ounce of gold equivalent produced were $191 in 2001 compared with $192 in 2000 and $186 in 1999. The Company's cost of sales as a percentage of revenue remained at 69% in 2001, the same as in 2000, and compared with 66% in 1999 due to continued low gold prices.

The Company's total cash cost per gold equivalent ounce produced for the years indicated from the various mines in which it holds an interest was as follows:

                                                          2001     2000     1999
                                                          ----     ----     ----
    Fort Knox                                             $207     $203      194
    Kubaka                                                 140      139      143
    Refugio                                                242      300      277
    Hayden Hill                                            277      240      194
    Guanaco                                                436      278      198
                                                          ----     ----     ----
Consolidated weighted average total cash cost             $191     $192     $186
                                                          ====     ====     ====

PRIMARY OPERATIONS

FORT KNOX MINE

Gold equivalent production in 2001 was 411,221 ounces compared with 362,959 ounces in 2000 and 351,120 in 1999. In 2001 total cash costs were $207 per ounce of gold equivalent compared with $203 in 2000 and $194 in 1999. The Fort Knox mine 2001 business plan called for 450,000 ounces of gold equivalent production at total cash costs of $196 per ounce of gold equivalent. The plan was predicated on production from the Fort Knox open pit and supplemental feed from the recently acquired True North deposit early in 2001.

For 2001, cash production costs were $2.8 million lower than planned. Unfortunately, the reduced spending did not compensate for the delays in achieving commercial production at the True North open pit, due to a prolonged permitting process, unacceptable performance of the haulage contractor during the third quarter of 2001 and lower than anticipated ore grade in the upper benches at the True North open pit during the third quarter of 2001. The fourth quarter of 2001 results were on plan as the Company acquired the haulage fleet and is managing the ore haulage operations from the True North open pit to the Fort Knox mill. In addition, the grade of the ore mined during the fourth quarter of 2001 at the True North open pit was as planned. Estimated gold equivalent production for 2002 is 440,000 ounces at total cash costs of approximately $210 per ounce.

KUBAKA MINE (54.7% OWNERSHIP INTEREST IN 2001 AND 2000, 53% IN 1999)

The Company's share of gold equivalent production in 2001 was 237,162 ounces compared with 244,641 ounces in 2000 and 254,625 in 1999. In 2001 total cash costs were $140 per gold equivalent ounce compared with $139 in 2000 and $143 in 1999. The Kubaka mine continues to perform exceptionally well, having achieved the lowest total cash costs per ounce of the Company's primary operations. Cash production costs were on plan during 2001, unchanged from 2000. Mill throughput increased by 4%, which helped to compensate for the 6% decrease in the grade of ore processed. Estimated gold equivalent production for the Company's ownership interest in 2002 is 230,000 ounces at total cash costs of approximately $130 per equivalent ounce.

In 1999 the Company began an extensive drilling program looking for alternative mill feed for the Kubaka operations beyond the then known mine life. In 2000, these activities identified the Birkachan project located 18 miles north of the Kubaka processing plant. Additional exploration drilling continued during 2001. Current plans for 2002 are to continue the exploration activities at Birkachan, and commence the process converting the current exploration license to a mining license. The Company will focus its exploration activities to identify resources that can be quickly converted into reserves and provide mill tonnage for the Kubaka processing plant, in 2003 or 2004.

REFUGIO MINE (50% OWNERSHIP INTEREST)

The Company's share of gold equivalent production in 2001 was 67,211 ounces compared with 85,184 ounces in 2000 and 90,008 in 1999. In 2001, total cash costs were $242 per ounce of gold equivalent compared with $300 in 2000 and $277 in 1999. In light of the continued weakness in spot gold prices a decision was made to suspend mining activities and place the operations on care and maintenance in 2001. Open pit mining activities were suspended on June 1, 2001 and the last mined ore was placed on the leach pad and the Refugio operations commenced residual leaching of the two leach pads. All of the leased equipment was disposed of in 2001, eliminating any further financial obligations under the leases. Heap leaching operations continue and the balance of the Chilean summer will be spent reviewing the water balance and the estimated gold inventory on the leach pad to determine the best time to suspend residual leaching. The Company estimates its share of residual production will be approximately 9,000 gold equivalent ounces during the first half of 2002 after which the Refugio mine will remain in care and maintenance until spot gold prices improve substantially.

OTHER OPERATIONS

Residual leaching ceased at Guanaco in March 2001 and at Hayden Hill in June 2001. Both of these operations will have no further commercial production and are now focused on mine closure and reclamation.

SITE RESTORATION COSTS

Although the ultimate amount of reclamation and closure costs is uncertain, the Company estimates its closure obligation at $40.8 million based on information currently available including preliminary closure plans and applicable regulations. As at December 31, 2001, the Company has accrued $32.6 million of this liability. The Company will continue to accrue this liability on a unit-of production basis over the remaining reserves. In addition the Company plans reclamation spending of approximately $7.1 million in 2002 as part of its aggressive plan to get as many projects compete as possible to post closure monitoring by the end of 2004.

ADMINISTRATION

General and administrative expenses were $1.0 million in 2001 compared with $1.0 million in 2000 and $1.5 million in 1999. Substantially all management and administrative expenses are provided by Kinross to the Company at no cost. Administrative expenses in 2002 are expected to remain near 2001 levels.

EXPLORATION

Exploration expenses were $2.7 million in 2001 compared with $3.3 million in 2000 and $1.8 million in 1999. The Company continues to focus its exploration activities near existing processing plants, primarily Fort Knox and Kubaka. In 2002 exploration expenditures are expected to be $2.0 million.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation, depletion and amortization totaled $71.7 million in 2001 compared with $74.2 million in 2000 and $77.8 million in 1999. Depreciation, depletion and amortization have decreased per equivalent ounce of gold to $100 in 2001, compared with $103 In 2000, and $108 in 1999. The 2001 decrease per equivalent ounce was primarily due to increased year-end 2000 proven and probable reserves at the Kubaka mine. Depreciation, depletion and amortization on a per ounce basis are expected to remain near current levels in 2002.

INTEREST EXPENSE

Interest expense totaled $4.9 million in 2001 compared with $9.9 million in 2000 and $10.0 million in 1999. The lower 2001 interest expense is due to lower debt balances primarily due to the partial early debt repayment of the Alaska industrial revenue bonds in April 2001, repayments of the Kubaka loans and lower interest rates on the variable rate debt. For further discussion on the Company's long term debt see Note 6 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash flow from operating activities were $62.1 million in 2001 compared with $39.8 million in 2000 and $72.1 million in 1999. The 2001 cash flow from operations was positively affected by lower production costs, lower interest expense and decreased working capital. The 2001 cash flow from operating activities was used to help finance capital expenditures and help service existing debt.

INVESTING ACTIVITIES

Capital expenditures in 2001 were $20.6 million compared with $16.7 million in 2000 and $16.9 million in 1999. Capital spending at Fort Knox totaled $20.2 million in 2001 compared with $12.8 million in 2000 and $7.8 million in 1999, primarily to purchase nine haulage trucks for the True North ore haulage, complete the access road from the True North open pit to the Fort Knox mill and for site infrastructure at the True North open pit. The Company's share of capital expenditures at Kubaka in 2001 was $0.4 million compared with $0.1 million in 2000 and $1.1 million in 1999. Capital spending at Refugio was $3.2 million in 2000, primarily on a leachpad expansion, compared with $8.0 million in 1999. In 2000, capital spending at Guanaco totaled $0.6 million for a land purchase.

FINANCING ACTIVITIES

There were no dividends paid in 2001 as the Board of Directors suspended the quarterly dividends on the $3.75 Series B Convertible Preferred Stock beginning with the dividend payable in August 2000. Included in paid-in-capital is a $10.3 million accrual representing the cumulative unpaid dividends.

Paid-in-capital increased $42.5 million in 2001. $35.6 million was due to an additional investment by Kinross representing the carrying value of the assets transferred to the Company. The assets transferred to the Company included the Ryan Lode property and 35% of the True North property thereby increasing the Company's share of the True North property to 100%. The balance is the accrual of the preferred dividends.

Long-term debt repayments totaled $47.5 million in 2002. Debt repayments consisted of a $22.0 million early repayment of the Alaska industrial revenue bonds, $21.5 million of Kubaka debt repayments and $4.0 million in capital lease repayments. As at December 31, 2001, the Company's long-term debt consists of $4.2 million relating to the Kubaka project financing, $49.0 million of Fort Knox industrial revenue bonds and various capital leases of $7.6 million. For details of the various components of long-term debt, see Note 6 to the Consolidated Financial Statements.

In connection with the 1998 merger, Kinross advanced $255.8 million to Kinam for repayment of Kinam's outstanding third-party bank debt. During the balance of 1998, Kinam repaid $41.6 million of this obligation. In 1999, Kinross advanced an additional $16.6 million to Kinam to permit it to purchase assets related to the True North property in Alaska. An additional $6.7 million was advanced by Kinross in 2000, and approximately $14.9 million in the first nine months of 2001, primarily for True North property development and to repay third-party long-term obligations of Kinam. Kinam has repaid a portion of the original advance of $255.8 million, and the additional advances, with the result that the balance of this obligation was $216.8 million as of December 31, 2001. These advances are non-interest bearing, are due on demand, and have no fixed terms of repayment.

Pursuant to the 1998 merger, Kinross acquired a demand loan in the principal amount of $92.3 million from Cyprus Amax Minerals Company, the former parent of Kinam, that was an obligation of Kinam. Kinross has not charged Kinam interest on this loan. Subsequent partial repayments reduced this demand loan payable to $73.6 million at December 31, 2000, and it has remained unchanged through December 31, 2001. The demand loan is non-interest bearing, due on demand, and does not have any fixed terms of repayment.

As at December 31, 2001, Kinross had a $70.0 million operating line of credit in place with a bank syndicate, which is utilized for letter of credit purposes. The operating line was reduced to $50.0 million on January 2, 2002.

Kinross has arranged for the issuance of letters of credit under this syndicated credit facility to guarantee the obligations of the Company under the Fort Knox industrial revenue bonds, totaling $49.9 million as of December 31, 2001. The Company's assets associated with Fort Knox are pledged to secure this syndicated credit facility this credit facility matures in January 2003 and Kinross intends to re-market this credit facility in early 2002. In addition, Kinross has guaranteed surety bonds for the Company on various projects in the aggregate principal amount of $40.0 million.

Management has budgeted $17.5 million for capital spending in 2002, of which $16.0 million is Fort Knox sustaining capital. In addition, the Company anticipates that it will require approximately $33.1 million for debt reduction during 2002. To the extent that funds are not available to meet these planned expenditures from operations, the Company will be dependent on advances from its corporate parent, Kinross.

The Company relies solely on Kinross for funding the portion of operating costs, capital expenditures, general corporate expenditures and debt and interest payments not funded by cash flow from operating activities. The Company continues to conserve cash whenever possible including approving only capital expenditures necessary to sustain operations, continued low exploration expenditures, suspending the payment of preferred stock dividends and continually monitoring operating costs at all its operations. Assuming the price of gold remains at current levels the Company anticipates additional borrowings from Kinross in 2002 to fund current debt repayment requirements and planned capital expenditures. While Kinross has funded these obligations in the past it is under no obligation to do so, and there can be no assurance that the Company may not have to seek funding from other sources in the future.

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

The Company conducts business in Russia through its subsidiary, Omolon, which is owned 45.3% by Russian shareholders. One of the Russian shareholders has asserted that the original issuance of shares to the shareholder was flawed due to failure to follow certain registration procedures. As a result the shareholder claims the share issuance was null and void and therefore it should have its money returned with compound interest. The total claim is for approximately $43.0 million. The Company has been advised by its counsel that Omolon has good defences available to it on the merits and that such counsel is confident that Omolon will successfully defend the lawsuit. However, the interpretation and application of the laws of the Russian Republic may be subject to policy changes reflecting domestic political changes or other considerations. Moreover, because of the developing nature of the Russian legal system and the fact that the interpretation and application of many laws are untested, it is difficult to predict with certainty how they may be interpreted and applied in a particular case. As a consequence, other or additional penalties or remedies may be imposed. These remedies may, in addition to imposing financial obligations, otherwise adversely affect the operations or status of Omolon including a possible order that none of the issued shares of Omolon are valid.

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

The Company's 90% owned Chilean mining company, Compania Minera Kinam Guanaco has received a tax re-assessment from the Chilean IRS. The re-assessment is for $6.7 million disallowing certain deductions utilized by a third party. The Company believes this re-assessment will be resolved with no material adverse affect to the financial position, results of operations or cash flows of the Company. In addition, the Company has been in idemnified by the third party for an amount in excess of the claim.

In accordance with standard industry practice, the Company seeks to obtain bonding and other insurance in respect of its liability for costs associated with the reclamation of mine, mill and other sites used in its operations and against other environmental liabilities, including liabilities imposed by statute. Due to recent developments which have affected the insurance and bonding markets worldwide, such bonding and/or insurance may be difficult or impossible to obtain in the future or may only be available at significant additional cost. In the event that such bonding and/or insurance cannot be obtained by the Company or is obtainable only at significant additional cost, the Company may become subject to financial liabilities which may affect its financial resources.

On March 7, 2002, we received a letter from Reginald H. Howe, which stated that he represents two holders of our preferred stock who hold a total of 6,500 shares. In his letter, Mr. Howe states that his clients intend to pursue legal action with respect to Kinross' tender offer if Kinross does not amend the Offer to Purchase and make certain material changes to its terms, including the offering price. Mr. Howe's letter sets forth various potential legal arguments with respect to Kinross' tender offer for our preferred stock and Kinross' purchase of our preferred stock from these shareholders in July of 2001. On March 22, 2002, a subsequent letter was received from Mr. Howe reiterating certain legal arguments with respect to Kinross' tender offer.

We do not believe that Mr. Howe states any grounds on which his clients would be entitled to relief and we intend to vigorously defend any legal action that may be brought by Mr. Howe, if and when such legal action is filed. As of the date hereof, Mr. Howe has not commenced any legal action. We anticipate that any legal action that may be filed may not be resolved for a significant period of time.

The Company is also involved in legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

The Company's mining and exploration activities are subject to various federal, provincial and state laws and regulations governing the protection of the environment. These laws and regulations are continualty changing and generally becoming more restrictive. The Company conducts its operations so as to protect public health and the environment and believes its operations are materially in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

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

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


COMMODITY PRICE RISKS

The Company's revenues are derived primarily from the sale of gold production. The Company's net income can vary significantly with fluctuations in the market prices of gold. At various times, in response to market conditions, the Company has entered into gold forward sales contracts for some portion of expected future production to mitigate the risk of adverse price fluctuations. The significant decline in spot gold prices in 1998 increased the value of the Company's forward sales contracts. The Company closed out these contracts in 1998 for $45.9 million in cash. This gain is being included in revenue over the period the underlying hedge contacts were originally scheduled to expire. As of December 31, 2001, $1.3 million of this gain was included in accumulated other comprehensive income. For further details of the remaining deferred revenue and the period it will be recorded in revenue, see Note 7 of the Consolidated Financial Statements. At December 31, 2001 the Company had no gold forward sales contracts. Based on the Company's projected 2002 sales volumes, each $10 per ounce change in the average realized price on gold sales would have an approximate $6.75 million impact on revenues and pre-tax earnings.

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

Since 1998, the Russian ruble has weakened against the U.S. dollar and the Company has benefited primarily through lower Russian labour and materials costs. The temporal method is use to consolidate the financial results of operations in Russia. The major currency related exposure at any balance sheet date is on ruble denominated cash balances and working capital. The bullion inventory is denominated in U.S. dollars thus there are no related foreign exchange risks. The foreign exchange exposure on the balance of the working capital items is nominal. Gold sales during 2001 were primarily denominated in rubles. Any excess rubles were quickly converted into U.S. dollars minimizing any foreign exchange risk on cash balances. The U.S. dollars received are used to service the U.S. dollar denominated debt and the foreign supplies inventory purchases, while the rubles received from the gold sales are used to pay local operating costs. The Company has and will continue to convert any excess rubles into U.S. dollars to the extent permissable to repay U.S. denominated third-party and inter-corporate debt obligations. Assuming the Company's share of estimated 2002 ruble payments of 560 million rubles at an exchange rate of 30 rubles to one U.S. dollar, each 3 ruble change to the U.S. dollar could result in an approximate $1.7 million change in the Company's pre-tax earnings.

INTEREST RATE RISK

As at December 31, 1998, the Company held interest rate swaps to fix interest rates on a portion of its floating rate debt. The costs associated with these contracts were amortized to interest expense over the terms of the agreements. For details on the interest rate swap agreements outstanding as at December 31, 1998, see Note 7 to the Consolidated Financial Statements. There were no outstanding interest rate swaps at December 31, 1999, 2000 or 2001.

As at December 31, 2001, the Company had $53.7 million (2000 - $96.7 million) of variable rate debt, all denominated in U.S. dollars. Interest expense would change by approximately $0.5 million for every 1% change in interest rates.

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


                                                       Arthur H. Ditto
                                                       President


                                                       /s/ Brian W. Penny
                                                       -------------------------
                                                       Brian W. Penny
                                                       Treasurer

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Kinam Gold Inc.

We have audited the accompanying consolidated balance sheets of Kinam Gold Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (capital deficiency) and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Omolon Gold Mining Company, a 54.7% owned subsidiary, which statements reflect total assets and revenues constituting 22% and 34%, respectively for 2001, and 32% and 32%, respectively, for 2000, of the related consolidated totals. Those statements were audited by other auditors whose report dated February 28, 2002 has been furnished to us, and our opinion, insofar as it relates to the amounts included for Omolon Gold Mining Company, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Canada. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kinam Gold Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed its revenue recognition policy effective January 1, 2001.


/s/ Deloitte & Touche LLP
--------------------------
Deloitte & Touche LLP
Toronto, Ontario
March 7, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Omolon Gold Mining Company

In our opinion, the accompanying balance sheets and the related statements of operations, cash flows and changes in shareholders' equity present fairly, in all material respects, the financial position of Omolon Gold Mining Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 11 to the financial statements, the Company changed its revenue recognition policy effective January 1, 2001.


PricewaterhouseCoopers
Moscow, Russia
February 28, 2002

                        KINAM GOLD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                         2001         2000         1999
                                                       --------     --------     --------
Revenues                                               $  199.3     $  210.8     $  214.1
                                                       --------     --------     --------

Costs and operating expenses
  Cost of sales                                           136.9        144.5        141.0
  Depreciation, depletion and amortization                 71.7         74.2         77.8
  Writedown of property, plant and equipment                 --         37.7         99.5
  General and administrative                                1.0          1.0          1.5
  Exploration                                               2.7          3.3          1.8
                                                       --------     --------     --------
                                                          212.3        260.7        321.6
                                                       --------     --------     --------

Loss from operations                                      (13.0)       (49.9)      (107.5)

Interest expense                                           (4.9)        (9.9)       (10.0)
Interest income                                             1.0          2.4          1.5
Other income                                                4.8          8.3          6.2
                                                       --------     --------     --------

Loss before income taxes                                  (12.1)       (49.1)      (109.8)

Income tax expense                                         (4.3)        (4.1)        (2.9)
                                                       --------     --------     --------

Net loss                                                  (16.4)       (53.2)      (112.7)

Preferred stock dividends                                  (6.9)        (6.9)        (6.9)
                                                       --------     --------     --------

Loss attributable to common shares                     $  (23.3)    $  (60.1)    $ (119.6)
                                                       ========     ========     ========

Per common share:
Net basic and diluted loss                               ($0.25)      ($0.65)      ($1.30)

Weighted average number of common shares outstanding       92.2         92.2         92.2

    The accompanying notes are an integral part of these financial statements

                        KINAM GOLD INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               AS AT DECEMBER 31
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                                          2001        2000
                                                                                         -------     -------
ASSETS
  Current
    Cash and cash equivalents                                                            $  15.9     $  23.3
    Marketable securities                                                                    0.7          --
    Inventories (Note 4)                                                                    36.0        51.6
    Receivables                                                                              7.6        13.7
    Other                                                                                    5.1         4.2
                                                                                         -------     -------
      Current assets                                                                        65.3        92.8

  Property, plant and equipment, net (Note 5)                                              255.6       266.7
  Other                                                                                      5.9        13.3
                                                                                         -------     -------

                                                                                         $ 326.8     $ 372.8
                                                                                         =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
  Current
    Demand loan (Note 3)                                                                 $  73.6     $  73.6
    Current portion of long-term debt (Note 6)                                              33.1        30.5
    Accounts payable, trade                                                                 10.4        14.0
    Accrued and other current liabilities                                                   11.4        16.6
    Current portion of site restoration cost accruals                                        7.1         3.6
                                                                                         -------     -------
      Current liabilities                                                                  135.6       138.3

  Advance from parent (Note 3)                                                             216.8       219.9
  Long-term debt (Note 6)                                                                   27.7        77.2
  Site restoration cost accruals                                                            25.5        30.0
  Other                                                                                      4.1        11.5
                                                                                         -------     -------
                                                                                           409.7       476.9
                                                                                         -------     -------
  Commitments and contingencies (Note 13)

  Shareholders' equity (capital deficiency):
    Preferred stock, par value $1.00 per share, authorized 10,000,000 shares,
      2,000,000 shares designated as $2.25 Series A Convertible Preferred Stock, no shares issued and outstanding: and 1,840,000 shares designated as $3.75 Series B
      Convertible Preferred Stock, issued and outstanding 1,840,000 shares                   1.8         1.8
    Common stock, par value $.01 per share, authorized 200,000,000 shares, issued and outstanding 92,213,928 shares in 2001
      and 2000 (Note 11)                                                                     0.9         0.9

  Paid-in capital                                                                          455.4       412.9
  Accumulated deficit                                                                     (543.0)     (519.7)
  Accumulated other comprehensive income                                                     2.0          --
                                                                                         -------     -------
  Total shareholders' equity (capital deficiency)                                          (82.9)     (104.1)
                                                                                         -------     -------

  Total liabilities and shareholders' equity (capital deficiency)                        $ 326.8     $ 372.8
                                                                                         =======     =======

                        KINAM GOLD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                               2001        2000        1999
                                                                             -------     -------     -------
Cash flows from operating activities
  Net loss                                                                   $ (16.4)    $ (53.2)    $(112.7)
  Adjustments to reconcile net loss to cash flow provided from operations:
    Depreciation, depletion and amortization                                    71.7        74.2        77.8
    Writedown of property, plant and equipment                                    --        37.7        99.5
    Decrease in site restoration cost accruals                                  (1.0)       (2.6)       (0.7)
    Amortization of financing costs                                              0.6         0.6         0.6
    Deferred revenue realized                                                   (5.5)       (7.8)       (8.2)
    Decrease (increase) in non-cash items working capital
      Receivables                                                               12.3         1.1        11.3
      Inventories                                                                3.9         0.8         2.2
      Other assets                                                              (0.9)       (2.0)       (0.2)
      Accounts payable, trade                                                   (3.6)       (8.7)       (3.6)
      Accrued and other current liabilities                                     (5.2)        1.4         4.0
    Other, net                                                                   6.2        (1.7)        2.1
                                                                             -------     -------     -------

Cash flow provided from operating activities                                    62.1        39.8        72.1

Investing:
  Capital expenditures                                                         (20.6)      (16.7)      (16.9)
  Business acquisitions, net of cash acquired                                     --          --       (30.4)
  Decrease in restricted cash                                                     --          --         0.5
                                                                             -------     -------     -------

Cash flow used in investing activities                                         (20.6)      (16.7)      (46.8)
                                                                             -------     -------     -------

Financing:
  Repayment of demand loan                                                        --          --       (16.7)
  Advance from parent                                                           (3.1)        6.7        16.6
  Proceeds from financings                                                       1.7          --         7.0
  Repayments of financings                                                     (47.5)      (28.2)      (19.2)
  Cash acquired in connection with purchase of Kubaka investment                  --          --         0.5
  Preferred dividends paid                                                        --        (3.4)       (6.9)
                                                                             -------     -------     -------
Cash flow used in financing activities                                         (48.9)      (24.9)      (18.7)
                                                                             -------     -------     -------

Net (decrease) increase in cash and cash equivalents                            (7.4)       (1.8)        6.6

Cash and cash equivalents at January 1                                          23.3        25.1        18.5
                                                                             -------     -------     -------

Cash and cash equivalents at December 31                                     $  15.9     $  23.3     $  25.1
                                                                             =======     =======     =======

Supplementary disclosure of cash flow information:
  Cash paid for: Interest                                                    $   6.1     $  10.2     $   9.9
                 Income taxes                                                $   5.5     $   4.1     $   2.9

The accompanying notes are an integral part of these statements

                        KINAM GOLD INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                         FOR THE YEARS ENDED DECEMBER 31
                                  (IN MILLIONS)

                                                                                                              ACCUMULATED
                                              PREFERRED STOCK       COMMON STOCK                                 OTHER
                                              ---------------     ----------------    PAID-IN   ACCUMULATED  COMPREHENSIVE
                                              SHARES   AMOUNT     SHARES    AMOUNT    CAPITAL     DEFICIT        INCOME
                                              ------   ------     ------    ------    -------     -------    -------------
Balance at December 31, 1998                    1.8     $1.8       92.2      $0.9     $409.4     $(340.0)         $ --

  Net loss                                       --       --         --        --         --      (112.7)           --

  Preferred stock dividends                      --       --         --        --         --        (6.9)           --
                                              ------   ------     ------    ------    -------    --------        ------
Balance at December 31, 1999                    1.8      1.8       92.2       0.9      409.4      (459.6)           --

  Net loss                                       --       --         --        --         --       (53.2)           --

  Preferred stock dividends                      --       --         --        --        3.5        (6.9)           --
                                              ------   ------     ------    ------    -------    --------        ------
Balance at December 31, 2000                    1.8      1.8       92.2       0.9      412.9      (519.7)           --

  Net loss                                       --       --         --        --         --       (16.4)           --

  Unrealized gain on marketable securities       --       --         --        --         --          --          (0.7)


  Adoption of FSAS 133                           --       --         --        --         --          --           1.3

  La Teko acquisition                            --       --         --        --       35.6          --            --

  Preferred stock dividends                      --       --         --        --        6.9        (6.9)           --
                                              ------   ------     ------    ------    -------    --------        ------
Balance at December 31, 2001                    1.8     $1.8       92.2      $0.9     $455.4     $(543.0)         $2.0
                                              ======   ======     ======    ======    =======    ========        ======

        The accompanying notes are an integral part of these statements

                        KINAM GOLD INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                         FOR THE YEARS ENDED DECEMBER 31
                                  (IN MILLIONS)

                                                       2001       2000       1999
                                                     -------    -------    -------
Net loss                                             $ (15.1)   $ (53.2)   $(112.7)

Unrealized gain on marketable securities                 0.7         --         --

Adoption of FSAS 133                                     1.3         --         --
                                                     -------    -------    -------
Comprehensive loss                                   $ (13.1)   $ (53.2)   $(112.7)
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

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of the Company and the more-than-50%-owned subsidiaries that it controls. The Company also includes its proportionate share of assets, liabilities, revenues and expenses of jointly controlled companies and joint ventures in which it has an interest.

USE OF ESTIMATES
The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Management's estimates are made in accordance with mining industry practice. Significant areas requiring the use of management estimates relate to the determination of mineral reserves, reclamation and environmental obligations, impairment of assets and useful lives used to compute depreciation, depletion and amortization. Actual results could differ from those estimates.

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

Where the mine operating plan calls for production from well-defined ore reserves, the unit-of-production method of amortization is applied based on recoverable proven and probable reserves.

Plant and equipment that have useful lives shorter than the mine life are depreciated on a straight-line basis over their estimated useful lives of up to five years.

PROPERTY EVALUATIONS

Annually, or more frequently as circumstances require, the Company reviews the carrying values of its portfolio of mining properties and advanced stage exploration properties. The impairment analysis is performed on an undiscounted basis in order to determine whether an impairment exists. If the undiscounted cash flow is less than the carrying value of the related mines, the Company uses a discounted cash flow analysis to determine the amount of the writedown. The estimated future net cash flows from each property are calculated using estimated recoverable ounces of gold based on proven and probable reserves, estimated future gold price realization (considering historical and current prices, price trends and related factors), and operating, capital and reclamation costs. Estimates of future cash flows are subject to risks and uncertainties. It is possible that changes could occur which may affect the recoverability of property, plant and equipment.

LONG-TERM INVESTMENTS
Long-term investments in shares of investee companies, over which the Company has the ability to exercise significant influence, are accounted for using the equity method. The cost method is used for entities in which the Company owns less than 20% or cannot exercise significant influence. The Company periodically reviews the carrying value of its investments. When a decline in the value of an investment is other than temporary, the investment is written down accordingly.

FINANCIAL INSTRUMENTS
The Company may enter into derivative financial instrument contracts to manage certain market risks which result from the underlying nature of its business. The Company uses spot deferred contracts and fixed forward contracts to hedge exposure to commodity price risk for gold and silver; foreign exchange forward contracts to hedge exposure to fluctuations in foreign currency denominated revenues; and interest rate swaps to hedge exposure to changes in interest rates. The Company uses written gold call options to economically hedge exposure to commodity price risk for gold. Non-option derivative financial instruments are accounted for using the accrual method as management views the contracts as effective hedges and has designated the contracts as hedges of specific exposures. Hedge effectiveness is assessed based on the degree to which the cash flows on the derivative contracts are expected to offset the cash flows of the underlying position or transaction being hedged.

Realized gains or losses on derivative contracts that qualify for hedge accounting are deferred and recorded in income when the underlying hedged transaction is recognized. The premiums received at the inception of written call options are recorded as a liability. Changes in the fair value of the liability are recognized currently in earnings. Gains or losses (realized or unrealized) for derivative contracts which no longer qualify as hedges for accounting purposes or which relate to a hedged transaction that has been sold or terminated are recorded in income.

Gains on the early settlement of gold hedging contracts are recorded as accumulated other comprehensive income on the balance sheet and included in income over the original delivery schedule of the hedged production.

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

REVENUE RECOGNITION
The Company changed its accounting policy for revenue recognition effective January 1, 2001 such that revenue is recognized upon shipment to third-party gold refineries and title has passed to the customer. Previously, revenue was recognized when the production process was completed or when gold was poured in dore form at the mine. The Company retroactively adopted this new accounting policy. The net adjustment would not have a material impact on the reported amounts.

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

MINERAL EXPLORATION
Mineral exploration expenditures are charged to income as incurred. Property acquisition costs relating to exploration properties and expenditures incurred on properties identified as having development potential are deferred on a project basis until the viability of the project is determined. Costs associated with economically viable projects are capitalized and depreciated and amortized in accordance with the policies described above. If a project is not viable, the accumulated project costs are charged to income in the year in which that determination is made.

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

NEW PRONOUNCEMENTS
In June 2001, the FASB issued Statement No. 141, "Business Combinations" (SFAS
141), which supersedes APB Opinion No. 16, Business Combinations, and SFAS 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. Concurrently, the Accounting Standards Board in Canada issued Handbook Section 1581, "Business Combinations", which is consistent with SFAS 141. Those Statements will change the accounting for business combinations and goodwill. SFAS 141 and CICA Handbook Section 1581 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is not longer permitted. These Statements also establish criteria for separate recognition of intangible assets acquired in a purchase business combination. These Statements also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which supersedes APB Opinion No. 17, Intangible Assets. Concurrently, the Accounting Standards Board in Canada issued Handbook Section 3062, "Goodwill and Other Intangible Assets", which is consistent with SFAS 142. These Statements require that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Statements are effective for fiscal years beginning after December 15, 2001, and are required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial applicable of these Statements (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. Under an exception to the date at which these Statements become effective: goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of these Statements. The Company has not yet determined the impact, if any, of these Statements on its financial statements.

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 amends SFAS 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", and requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes the cost by increasing the carrying amount of the related long-lived assets. Over time, the liability is accreted to its present value each period, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with earlier application encouraged. The Company has not yet determined the impact of this Statement on its financial statements.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets" (SFAS 144), which supersedes SFAS 121, Accounting for the impairment of Long-lived Assets and for Long-lived Asets to be Disposed of. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively. The Company has not yet determined the impact of this Statement on its financial statements.

2000 AND 1999 FIGURES
Certain of the 2000 and 1999 figures have been reclassified to conform to the 2001 presentation.

2.    ECONOMIC DEPENDENCE

The Company relies solely on Kinross for funding the portion of operating costs, capital expenditures, general corporate expenditures and debt and interest payments not funded by cash flow from operations. Assuming the gold price remains at current levels the Company anticipates additional borrowing from Kinross in 2001. While Kinross has funded these obligations in the past it is under no obligation to do so, and there can be no assurance that the Company may not have to seek funding from other sources in the future. Kinross has agreed to continue to support the Company for the next twelve months.

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

In connection with the 1998 merger, Kinross advanced $255.8 million to Kinam for repayment of Kinam's outstanding third-party bank debt. During the balance of 1998, Kinam repaid $41.6 million of this obligation. In 1999, Kinross advanced an additional $16.6 million to Kinam to permit it to purchase assets related to the True North property in Alaska. An additional $6.7 million was advanced by Kinross in 2000, and approximately $14.9 million in the first nine months of 2001, primarily for True North property development and to repay third-party long-term obligations of Kinam. Kinam has repaid a portion of the original advance of $255.8 million, and the additional advances, with the result that the balance of this obligation was $216.8 million as of December 31, 2001. These advances are non-interest bearing, are due on demand, and have no fixed terms of repayment.

Pursuant to the 1998 merger, Kinross acquired a demand loan in the principal amount of $92.3 million from Cyprus Amax Minerals Company, the former parent of Kinam, that was an obligation of Kinam. Kinross has not charged Kinam interest on this loan. Subsequent partial repayments reduced this demand loan payable to $73.6 million at December 31, 2000, and it has remained unchanged through December 31, 2001. The demand loan is non-interest bearing, due on demand, and does not have any fixed terms of repayment.

Kinross has arranged for the issuance of letters of credit under the syndicated credit facility to guarantee the obligations of the Company under the Fort Knox industrial revenue bonds, totaling $49.9 million as of December 31, 2001. The Company's assets associated with Fort Knox are pledged to secure this syndicated credit facility. In addition, Kinross has guaranteed surety bonds for the Company on various projects in the aggregate principal amount of $40.0 million.

On January 1, 2001, the Company entered into an agreement with a wholly owned subsidiary of Kinross to acquire all of the outstanding shares of La Teko Resources Inc., the company owning the property rights to the True North and Ryan Lode deposits. Since this was a related party transaction which did not result in a substantive change in ownership, the transaction was recorded at the carrying value of La Teko's assets which was approximately $36.0 million at January 1, 2001. The assets of La Teko included the Ryan Lode project and 35% of the True North project which commenced production in early 2001. The ore from the True North project is being processed through the Fort Knox mill.

On July 12, 2001 Kinross acquired 945,400 of the 1,840,000 issued and outstanding preferred shares of Kinam.

4.    INVENTORIES

Inventories at December 31, 2001 and 2000, consisted of the following:

                                                                    2001          2000
                                                                    ----          ----
                     Gold:
                        Finished goods                            $ 11.7        $ 16.8
                        Work-in -process                              --           2.2
                     Materials and supplies                         24.3          32.6
                                                                  ------        ------
                                                                  $ 36.0        $ 51.6
                                                                  ======        ======

5.   PROPERTY, PLANT AND EQUIPMENT AND WRITEDOWNS

The components of property, plant and equipment at December 31, 2001 and 2000, were as follows:

                                                               2001        2000
                                                           --------    --------
Plant and equipment                                        $  741.5    $  720.9
Mineral properties                                            493.7       456.4
Development properties and construction-in-progress            17.0        22.0
                                                           --------    --------
                                                            1,252.2     1,199.3
Less accumulated depreciation, depletion
 and writedowns                                              (996.6)     (932.6)
                                                           --------    --------
                                                           $  255.6    $  266.7
                                                           ========    ========

Acquisitions

On January 1, 2001, the Company entered into an agreement with a wholly owned subsidiary of Kinross to acquire all of the outstanding shares of La Teko Resources Inc., the company owning the property rights to the True North and Ryan Lode deposits. Since this was a related party transaction which did not result in a substantive change in ownership, the transaction was recorded at the carrying value of La Teko's assets which was approximately $36.0 million at December 31, 2000. The assets of La Teko included the Ryan Lode project and 35% of the True North project which commenced production in early 2001. The ore from the True North project is being processed through the Fort Knox mill.

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

On December 31, 1999, the Company acquired a further 1.7% of Omolon Gold Mining Company ("Omolon") for cash of $0.3 million.

Writedown of Property, Plant and Equipment

Annually, or more frequently if evidence of an impairment exists, the Company reviews the carrying values of its portfolio of mining properties and advanced stage exploration properties. Through this process the Company determined that the following assets had suffered a permanent impairment in value and therefore have been written down to their estimated recoverable amounts. The impairment analysis is performed on an undiscounted basis in order to determine whether an impairment exists. Because the undiscounted cash flow was less than the carrying value of the related mines, the Company used a discounted cash flow analysis to determine the amount of the writedown. The estimated future net cash flows from each property are calculated using estimated recoverable ounces of gold, estimated future gold price realization (considering historical and current prices, price trends and related factors), and operating, capital and reclamation costs. Estimated future cash flows are subject to risks and uncertainties. It is possible that changes could occur which may affect the recoverability of property, plant and equipment.

                                                      2001       2000       1999
                                                   -------    -------    -------
Fort Knox mine                                     $    --    $    --    $  72.9
Refugio mine                                            --       26.7       10.1
Haile property                                          --         --       16.5
Hayden Hill mine                                        --        2.9         --
Guanaco mine                                            --        2.1         --
Other non-core properties                               --        6.0         --
                                                   -------    -------    -------
                                                   $    --    $  37.7    $  99.5
                                                   =======    =======    =======

There were no writedowns in 2001.

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

6.  LONG - TERM DEBT

                                                                     PRINCIPAL REPAYMENT
                                                                       SCHEDULE  AS AT
                                                                      DECEMBER 31, 2001
                                     Interest                      -----------------------
                                     rates        2000    2001     2002     2003      2004
                                     --------     ----    ----     ----     ----      ----
Kubaka project-financing debt        Variable   $ 20.0   $ 4.2    $ 4.2     $  --     $ --

Kubaka subordinated debt             Variable      5.7      --       --        --       --

Fort Knox industrial revenue bonds   Variable     71.0    49.0     23.0      26.0       --

Capital leases                       8.0%-9.5%    11.0     7.6      5.9       0.8      0.9
                                                ------   -----    -----     -----     ----

                                                 107.7    60.8    $33.1     $26.8     $0.9
                                                                  =====     =====     ====
Less current portion                              30.5    33.1
                                                ------   -----

                                                $ 77.2   $27.7
                                                ======   =====

The European Bank of Reconstruction and Development ("EBRD") and the U.S. Overseas Private Investment Corporation ("OPIC") provided project-financing debt on the Kubaka mine. As at December 31, 1999 this debt was $67.5 million. In 2000, Omolon repaid $30.9 million of these obligations, and in 2001 repaid $28.9 million leaving $7.75 million outstanding to EBRD as at December 31, 2001 (December 31, 2000 - $36.6 million). The Company's 54.7% proportionate share of these obligations is $4.2 million as at December 31, 2001 (December 31, 2000 - $20.0 million). Interest on the project-financing debt is variable based upon LIBOR and as at December 31, 2001 is approximately 6.2% per annum (December 31, 2000 - 11.8%). The project-financing debt has become recourse solely to Omolon after completion tests were passed in late 1999. The project financing debt was originally scheduled to be repaid by December 15, 2001. However, the project financing debt loan has been extended until December 15, 2002, and EBRD has the right to extend the project financing debt an additional 12 months to December 15, 2003.

A bank licensed to do business in Russia has provided subordinated debt to finance the Kubaka mine. This loan was secured by a letter of credit issued pursuant to the syndicated credit facility. During 2001, the Company repaid $5.7 million to fully satisfy the remaining balance of the loan and the guarantees and letters of credit were released.

The solid waste disposal facility at the Fort Knox mine was financed by $71.0 million of tax-exempt industrial revenue bonds. The variable rate bonds, maturing in May 2009, were issued by the Alaska Industrial Development and Export Authority and are supported by a letter of credit issued by Kinross pursuant to the syndicated credit facility. The floating interest rate on the bonds was approximately 1.9% as at December 31, 2001 (December 31, 2000 - 4.5%). On April 4, 2001, the Company repaid $22.0 million of principal leaving a balance of $49.0 million outstanding. On January 2, 2002, the Company repaid $9.0 million of principal leaving a balance outstanding of $40.0 million.

The Company has capital leases for certain production equipment at Fort Knox. Interest on there leases ranges from 8.0% - 9.5% per annum.

In March 2000, Kinross arranged a syndicated credit facility for $110 million. The primary purpose of this facility is to provide credit support that enables Kinross to issue letters of credit on the Fort Knox industrial revenue bonds. This facility matures in January 2003 and as a result, the debt supported by these letters of credit has been shown as maturing at the same time as the facility. Kinross will aggressively remarket this facility and expects to extend the maturity date of the $30.0 million final balance. During the life of the credit facility the Company must either reduce its letters of credit according to an agreed upon amortization schedule or post cash in order to defease the debt. The assets of the Fort Knox mine have been pledged as collateral under this credit facility.

Loan Amortization Schedule

    Date                         Amortization          Credit Facility Balance
    ----                         ------------          -----------------------
December 2000                        $  --                      $ 90.0
February 2001                         20.0                        70.0
January 2002                          20.0                        50.0
June 2002                             20.0                        30.0
January 2003                   Facility expires                     --

As at December 31, 2001, the loan facility had been reduced to $59.0 million. The letters of credit issued on behalf of the Company under the Kinross syndicated facility at December 31, 2001 were as follows:

       Amount                                    Purpose
      --------                                   -------
       $49.9               Credit Support for Fort Knox industrial revenue bonds
         9.1               Other
       -----
       $59.0
       =====

On January 2, 2002, the Company repaid $9.0 million of principal against the industrial revenue bonds. Consequently, the letter of credit supporting those bonds was reduced by $9.2 million bringing the total letters of credit outstanding down to $49.8 million.


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

(A) Commodity risk management
The profitability of the Company is directly related to the market price of gold and silver. The Company uses spot deferred contracts, fixed forward contracts and option contracts to hedge against the unfavorable changes in commodity prices for a portion of its forecasted gold and silver production. Spot deferred contracts are forward sale contracts with flexible delivery dates that enable management to choose to deliver into the contract on a specific date or defer delivery until a future date. If delivery is postponed, a new contract price is established based on the old contract price plus a premium (referred to as "contango"). Use of these instruments has resulted in a realized price per ounce of gold $278 in 2001 as compared with $292 in 2000 and $289 in 1999. These realized prices compare with average spot gold prices of $271 per ounce in 2001, $279 per ounce in 2000 and in 1999.

On June 1, 1998, the commodity derivative contract portfolio held by Kinam had a fair value of $45.9 million. Subsequent to the Kinross merger the Company closed out the contracts and realized approximately $45.9 million in cash. Net of costs previously incurred, the $41.7 million gain is being included in revenue over the period the underlying hedge contracts were originally scheduled to expire. As at December 31, 2001, $1.3 million (December 31, 2000 - $4.7 million) of this gain is included in accumulated other comprehensive income. There were no outstanding hedge contracts as at December 31, 2001 or 2000.

In December, 1997, the Company refinanced the Refugio gold loan realizing a gain of $6.0 million. This gain, net of approximately $2.0 million in deferred financing costs was taken into income over the schedule set out in the loan agreement. The deferred portion of this gain at December 31, 2000 amounted to $1.4 million and was recognized in income in 2001.

On June 1, 1998, the Company repaid the gold loan portion of the Fort Knox project financing realizing a gain of $3.6 million. The gain was taken into income over the original delivery schedule set out in the loan payments. The deferred portion of this gain at December 31, 2000 amounted to $1.0 million and was recognized in income in 2001.

(B) Interest rate risk management
The Company is exposed to interest rate risk as a result of its issuance of variable rate debt. There are no interest rate hedging transactions outstanding as at December 31, 2001.

(C) Credit risk management
Credit risk relates to bullion settlements and other accounts receivable and derivative contracts and arises from the possibility that a counterparty to an instrument in which the Company has an unrealized gain fails to perform. The Company only transacts with high-rated counterparties and a limit on contingent exposure has been established for each counterparty based on the counterparty's credit rating. At December 31, 2001, the Company's credit exposure was limited to accounts receivable of $7.6 million (2000 - $13.7 million).

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

There were no outstanding foreign exchange forward contracts at December 31, 2001 or 2000.

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

The fair value of the outstanding preferred shares at December 31, 2001 was $15.5 million (2000 - $13.8 million).


                                                                             2001       2000       1999
                                                                           -------    -------    -------
Domestic                                                                   $  (3.4)   $  (0.8)   $ (98.1)
Foreign                                                                       (8.7)     (48.3)     (11.7)
                                                                           -------    -------    -------
                                                                           $ (12.1)   $ (49.1)   $(109.8)
                                                                           =======    =======    =======

The income tax expense consists of the following:

Current                                                                    $    --    $    --    $    --
  Federal                                                                       --         --         --
  State                                                                        4.3        4.1        2.9
                                                                           -------    -------    -------
                                                                               4.3        4.1        2.9
                                                                           -------    -------    -------

Deferred
  Federal                                                                       --         --         --
  State                                                                         --         --         --
  Foreign                                                                       --         --         --
                                                                           -------    -------    -------
                                                                                --         --         --
                                                                           -------    -------    -------
                                                                           $   4.3    $   4.1    $   2.9
                                                                           =======    =======    =======

The components of deferred tax (assets) liabilities are as follows:

Deferred tax assets
  Site restoration costs accruals                                             (7.9)      (8.9)      (9.3)
  Net operating loss carry forwards                                         (102.8)    (111.4)    (106.0)
  Minimum tax credit carry forwards                                           (5.1)      (5.1)      (5.1)
  Other                                                                       (0.4)      (2.9)        --
                                                                           -------    -------    -------

Total deferred tax assets                                                   (116.2)    (128.3)    (120.4)

Valuation allowance                                                           48.1       76.3       82.3
                                                                           -------    -------    -------

Net deferred tax assets                                                      (68.1)     (52.0)     (38.1)

Deferred tax liabilities
  Other                                                                         --         --        0.1
  Property, plant and equipment                                               68.1       52.0       38.0
                                                                           -------    -------    -------
                                                                           $    --    $    --    $    --
                                                                           =======    =======    =======

      The following is a reconciliation between the amount determined by applying the federal statutory rate of 35% in 2001 (2000 and 1999 - 35%) to the loss before taxes and the income tax expense:


                                                          2001       2000       1999
                                                        -------    -------    -------

      Income taxes at statutory rate                    $  (4.2)   $ (17.2)   $ (38.2)

      Increases (decreases) resulting from:
        Losses with no expected tax benefit                 4.2       17.2       38.4
        State income taxes, net of federal benefit           --         --         --
        Percentage depletion                                 --         --         --
                                                        -------    -------    -------

      Income tax expense                                     --         --         --

      Foreign losses with no expected tax benefit            --         --         --
      Other                                                 4.3        4.1        2.9
                                                        -------    -------    -------
      Income tax expense                                $   4.3    $   4.1    $   2.9
                                                        =======    =======    =======

The valuation allowance is recorded due to uncertainties of realizing the benefit of all deductible temporary differences, loss carry forwards and income tax reductions in the future.

At December 31, 2001, the Company has federal tax net operating loss carry forwards of approximately $208.7 million and alternative minimum tax net operating loss carry forwards of approximately $138.8 million expiring in the years 2004 through 2021 and minimum tax credit carry forwards of $5.1 million, which do not expire. The use of the federal and alternative minimum tax loss carry forwards will be limited in any given year as a result of a previous change in ownership. At December 31, 2001, the Company has Chilean tax net operating loss carry forwards of $131.8 million, which do not expire.

9.    EMPLOYEE PENSION AND RETIREMENT PLANS

Defined Contribution Pension and Retirement Plans

The Company has several defined contribution pension plans covering substantially all employees in the United States and certain foreign countries. Under these plans the Company either contributes a set percentage of the employees salary or matches a percentage of the employees contributions. The employees are able to direct the contributions into a variety of investment funds offered by the plans. Company contributions to these plans amounted to $1.2 million in 2001, $1.2 million in 2000, and $0.8 million in 1999.

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

                                                         2001       2000       1999
                                                         ----       ----       ----
Service cost                                            $  --      $  --      $  --
Interest cost                                             0.4        0.4        0.3
Expected return on assets                                (0.4)      (0.4)      (0.3)
                                                        -----      -----      -----
Net periodic expense                                    $  --      $  --      $  --
                                                        =====      =====      =====

Net annual pension expense includes the following components:

                                                                2001       2000
                                                               -----      -----
Benefit obligation beginning of year                           $ 5.0      $ 4.2
Service cost                                                      --         --
Interest cost                                                    0.4        0.4
Actuarial (gain) loss                                            0.9        0.5
Benefits paid                                                   (0.2)      (0.1)
                                                               -----      -----
Benefit obligation, end of year                                $ 6.1      $ 5.0
                                                               =====      =====

The following table summarizes the funded status of the plan and related amounts recognized in the Company's financial statements at December 31:

                                                                 2001      2000
                                                                -----     -----
Projected benefit obligations                                   $(6.1)    $(5.0)
Plan assets at fair value                                         4.5       4.0
                                                                -----     -----
Plan assets less than projected benefit obligations              (1.6)     (1.0)
Unrecognized net loss                                             1.5       0.1
                                                                -----     -----
Accrued pension cost                                            $(0.1)    $(0.9)
                                                                =====     =====

                                                                2001       2000
                                                               -----      -----
Fair value of plan assets,beginning of year                    $ 4.0      $ 3.3
Actual return                                                   (0.1)       0.1
Employer contributions                                           0.8        0.7
Benefits paid                                                   (0.2)      (0.1)
                                                               -----      -----
Fair value of plan assets, end of year                         $ 4.5      $ 4.0
                                                               =====      =====

                                                                2001       2000
                                                                ----       ----
Expected long-term rate of return on assets                     7.75%      9.00%
Discount rate                                                   7.25%      7.75%


Post-retirement benefits other than pensions

The Company also provides certain health care and life insurance benefits to retired employees in the United States. The post-retirement health care plans are contributory in certain cases based upon years of service, age, and retirement date. The Company does not fund post-retirement benefits and may modify plan provisions at its discretion. Net periodic post-retirement costs for the years ended December 31, 2001, 2000, and 1999 were insignificant.

                                                                  2001     2000
                                                                  ----     ----
Accumulated post-retirement benefit obligation:
     Retirees                                                    $ 1.8    $ 1.6
     Active plan participants                                       --       --
                                                                 -----    -----
Total accumulated post-retirement benefit obligation               1.8      1.6
Plan assets at fair value                                           --       --
                                                                 -----    -----
Accumulated post-retirement benefit obligation in
     excess of plan assets                                        (1.8)    (1.6)
Unrecognized prior service cost                                     --       --
Unrecognized net gain                                              0.2       --
                                                                 -----    -----
Accrued post-retirement benefit cost                             $(1.6)   $(1.6)
                                                                 =====    =====


The accumulated post-retirement benefit obligation was determined using a discount rate of 7.0% in 2001 and 7.75% on 2000. The assumed health care cost trend rate for 2002 is 10.65%, declining gradually to 5.5% in 2017 when Company costs associated with the plan are capped. A 1% increase in the health care cost trend rate used would have resulted in an insignificant increase in the 2001 post-retirement benefit cost and the accumulated post-retirement benefit obligation at December 31, 2001.

Post-employment benefits

The Company has a number of post-employment plans covering severance, disability income, and continuation of health and life insurance for disabled employees. At December 31, 2001 and 2000, the Company's liability for post-employment benefits totaled $1.4 million and $2.3 million, respectively, and is included in other liabilities.

10.   PREFERRED STOCK

The Preferred Stock is redeemable at the option of the Company at any time on or after August 15, 1997, in whole or in part, for cash, initially at a redemption price of $52.625 per share declining ratably annually to $50.00 per share on or after August 15, 2004, plus accrued and unpaid dividends. Annual cumulative dividends of $3.75 per share are payable quarterly on each November 15, February 15, May 15 and August 15, as and if declared by the Board of Directors. The Board of Directors has suspended the quarterly dividends on the $3.75 Series B Convertible Preferred Stock effective August 2000. The decision has been taken by the Board as a cash conservation measure due to the persistence of low gold prices. No dividends were paid in 2001.

On July 12, 2001 Kinross acquired 945,400 of the 1,840,000 issued and outstanding preferred shares of Kinam.

11.   COMMON STOCK

On June 1, 1998, the Company completed the merger with Kinross whereby Kinross acquired 100% of the issued and outstanding common shares of the Company. As a result of the merger all plans to purchase common stock of Kinam were cancelled and all stock options were adjusted to reflect the exchange ratio of .8004. Substitute Kinross options were issued. As at December 31, 2001 and 2000 there are no plans that require the issuance of the Company's stock.

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

                                                                       Hayden               Corporate
                                 Fort Knox    Kubuka      Refugio       Hill      Guanaco    and other     Total
                                 ---------    ------      -------       ----      -------    ---------     -----
Reportable operating segment
  (in millions)
2001
Mining revenue                    $ 108.8     $  66.9     $  19.6     $   0.5     $   0.3     $   3.2     $ 199.3
Interest income                        --         0.9         0.1          --          --          --         1.0
Interest expense                      3.6         0.7         0.6          --          --          --         4.9
Depreciation, depletion and
  amortization                       46.2        25.5          --          --          --          --        71.7
Segment (loss) profit (a)           (24.2)        7.3         2.6        (0.2)       (1.4)        3.8       (12.1)
Segment assets                      247.8        67.8         7.6         0.1         2.7         0.8       326.8
Capital expenditures                 20.2         0.4          --          --          --          --        20.6

2000
Mining revenue                    $ 104.1     $  68.4     $  25.8     $   2.8     $   4.1     $   5.6     $ 210.8
Interest income                        --         2.1          --          --         0.1         0.2         2.4
Interest expense                      5.7         3.5         0.7          --          --          --         9.9
Depreciation, depletion and
  amortization                       37.6        32.0         4.6          --          --          --        74.2
Writedown of mineral properties        --          --        26.7         2.9         2.1         6.0        37.7
Segment (loss) profit (a)           (13.7)        0.7       (30.5)       (2.3)       (2.6)       (0.7)      (49.1)
Segment assets                      236.7       118.9        11.4         1.1         4.5         0.2       372.8
Capital expenditures                 12.8         0.1         3.2          --         0.6          --        16.7


1999
Mining revenue                    $  97.0     $  73.5     $  26.6     $   4.6     $   6.5     $   5.9     $ 214.1
Interest income                       0.3         0.8         0.1          --         0.1         0.2         1.5
Interest expense                      5.7         0.8         0.1          --          --          --        10.0
Depreciation, depletion and
  amortization                       38.0        33.9         5.9          --          --          --        77.8
Writedown of mineral properties      72.9          --        10.1          --          --        16.5        99.5
Segment (loss) profit (a)           (88.8)        1.2       (16.5)       12.1         3.6       (21.4)     (109.8)
Segment assets                      258.3       147.6        40.5         3.4         7.8         6.3       463.9
Capital expenditures                  7.8         1.1         8.0          --          --          --        16.9

(a) Segment profit (loss) includes writedown of mineral properties

Reconciliation of reportable operating segment loss to net loss for the year:

                                                     2001       2000       1999
                                                   -------    -------    -------
Segment loss                                       ($ 15.9)   ($ 48.4)   $ (88.4)

Add (deduct) items not included in segment loss:
   Corporate and other                                 3.8       (0.7)     (21.4)
                                                   -------    -------    -------
                                                     (12.1)     (49.1)    (109.8)

Income tax expense                                    (4.3)      (4.1)      (2.9)

Dividends on convertible preferred stock              (6.9)      (6.9)      (6.9)
                                                   -------    -------    -------
Net loss for the year                              $ (23.3)   $ (60.1)   $(119.6)
                                                   =======    =======    =======


   Geographic information:

                                                                PROPERTY, PLANT
                                           REVENUE               AND EQUIPMENT
                                 ---------------------------   -----------------
                                   2001      2000      1999      2001      2000
                                 -------   -------   -------   -------   -------

   Russia                        $  66.9   $  68.4   $  73.5   $  28.7   $  50.2
   Chile                            19.9      29.9      33.1        --        --
                                 -------   -------   -------   -------   -------
   Total foreign                    86.8      98.3     106.6      28.7      50.2
   United States                   112.5     112.5     107.5     226.9     216.5
                                 -------   -------   -------   -------   -------
   Total                         $ 199.3   $ 210.8   $ 214.1   $ 255.6   $ 266.7
                                 =======   =======   =======   =======   =======

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

The Company conducts business in Russia through its subsidiary, Omolon which is owned 45.3% by Russian shareholders. One of the Russian shareholders has asserted that the original issuance of shares to the shareholder was flawed due to failure to follow certain registration procedures. As a result the shareholder claims the share issuance was null and void and therefore it should have its money returned with compound interest. The total claim is for approximately $43.0 million. The Company has been advised by its counsel that Omolon has good defences available to it on the merits and that such counsel is confident that Omolon will successfully defend the lawsuit. However, the interpretation and application of the laws of the Russian Republic may be subject to policy changes reflecting domestic political changes or other considerations. Moreover, because of the developing nature of the Russian legal system and the fact that the interpretation and application of many laws are untested, it is difficult to predict with certainty how they may be interpreted and applied in a particular case. As a consequence, other or additional penalties or remedies may be imposed. These remedies may, in addition to imposing financial obligations, otherwise adversely affect the operations or status of Omolon including a possible order that none of the issued shares of Omolon are valid.

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

The Company's 90% owned Chilean mining company, Compania Minera Kinam Guanaco has received a tax re-assessment from the Chilean IRS. The re-assessment is for $6.7 million disallowing certain deductions utilized by a third party. The Company believes this re-assessment will be resolved with no material adverse affect to the financial position, results of operations or cash flows of the Company. In addition, the Company has been or idemnified by the third party for an amount in excess of the claim.

In accordance with standard industry practice, the Company seeks to obtain bonding and other insurance in respect of its liability for costs associated with the reclamation of mine, mill and other sites used in its operations and against other environmental liabilities, including liabilities imposed by statute. Due to recent developments which have affected the insurance and bonding markets worldwide, such bonding and/or insurance may be difficult or impossible to obtain in the future or may only be available at significant additional cost. In the event that such bonding and/or insurance cannot be obtained by the Company or is obtainable only at significant additional cost, the Company may become subject to financial liabilities which may affect its financial resources.

On March 7, 2002, we received a letter from Reginald H. Howe, which stated that he represents two holders of our preferred stock who hold a total of 6,500 shares. In his letter, Mr. Howe states that his clients intend to pursue legal action with respect to Kinross' tender offer if Kinross does not amend the Offer to Purchase and make certain material changes to its terms, including the offering price. Mr. Howe's letter sets forth various potential legal arguments with respect to Kinross' tender offer for our preferred stock and Kinross' purchase of our preferred stock from these shareholders in July of 2001. On March 22, 2002, a subsequent letter was received from Mr. Howe reiterating certain legal arguments with respect to Kinross' tender offer.

We do not believe that Mr. Howe states any grounds on which his clients would be entitled to relief and we intend to vigorously defend any legal action that may be brought by Mr. Howe, if and when such legal action is filed. As of the date hereof, Mr. Howe has not commenced any legal action. We anticipate that any legal action that may be filed may not be resolved for a significant period of time.

The Company is also involved in legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

The Company's mining and exploration activities are subject to various federal, provincial and state laws and regulations governing the protection of the environment. These laws and regulations are continualty changing and generally becoming more restrictive. The Company conducts its operations so as to protect public health and the environment and believes its operations are materially in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

14.   SUBSEQUENT EVENT

On February 20, 2002, Kinross commenced a tender offer for all of our outstanding Series B Preferred Stock that it did not then own. This tender offer closed March 28, 2002, with 652,992 shares tendered. This will result in Kinross holding approximately 86.9% of our outstanding preferred stock. The Company anticipates that it will take the steps necessary to delist its Series B Preferred Stock from the Amercian Stock Exchange and deregister the preferred stock under the Securities and Exchange Act of 1934, as amended, thereby terminating its reporting obligations.

                     Item 8 (a) Supplementary Financial Data

1.    QUARTERLY DATA (UNAUDITED)

                                      FIRST     SECOND    THIRD     FOURTH     TOTAL
                                     -------   -------   -------   -------   -------
2001 QUARTERS
Revenue                              $  48.4   $  52.5   $  46.4   $  52.0   $ 199.3
Income (loss) from operations           (1.4)     (2.2)     (6.9)     (2.5)    (13.0)
Net loss                                (1.8)     (2.9)     (8.1)     (3.6)    (16.4)
Loss attributable to common shares      (3.5)     (4.6)     (9.8)     (5.4)    (23.3)
Per common share:
  Net basic and fully diluted        $ (0.04)  $ (0.05)  $ (0.11)  $ (0.05)  $ (0.25)

2000 QUARTERS
Revenue                              $  55.9   $  48.7   $  44.7   $  61.5   $ 210.8
Income (loss) from operations           (4.1)     (3.4)     (1.4)    (41.0)    (49.9)
Net loss                                (6.5)     (6.7)     (5.0)    (35.0)    (53.2)
Loss attributable to common shares      (8.2)     (8.4)     (6.7)    (36.8)    (60.1)
Per common share:
  Net basic and fully diluted        $ (0.09)  $ (0.09)  $ (0.07)  $ (0.40)  $ (0.65)

Fourth quarter 2000 results included a $26.7 million pre-tax charge due to the writedown of the Refugio mine, a $2.9 million pre-tax charge due to the writedown of the Hayden Hill mine, a $2.1 million pre-tax charge due to the writedown of the Guanaco mine and a $6.0 million pretax charge due to the writedown of other non-core assets.

                                        PROVEN                           PROBABLE                           TOTAL
                              ------------------------------- -------------------------------- --------------------------------
                                                  Contained                       Contained                        Contained
                    Kinam       Tons     Grade      ounces      Tons     Grade      ounces       Tons     Grade      ounces
Property          share (%)     (000)    (opt)      (000)       (000)    (opt)      (000)        (000)    (opt)      (000)
                 -----------  --------- ------- ------------- --------- ------- -------------- --------- ------- --------------
Gold
Producing mines
Fort Knox             100.0%    64,682   0.024         1,562    36,272   0.022            805   100,954   0.023          2,367
Kubaka                 54.7%       675   0.286           193       270   0.581            157       945   0.370            350
Refugio                50.0%    12,428   0.028           347    13,536   0.027            359    25,964   0.027            706
True North            100.0%       586   0.022            13    10,468   0.046            478    11,054   0.044            491
                              ---------         ------------- ---------         -------------- ---------         --------------
                                78,371   0.027         2,115    60,546   0.030          1,799   138,917   0.028          3,914
                              ---------         ------------- ---------         -------------- ---------         --------------

Development properties
Ryan Lode             100.0%        --      --            --     2,541   0.089            255     2,541   0.089            225

Silver
Kubaka                 54.7%       675   0.459           310       270   0.704            190       945   0.529            500
-------------------------------------------------------------------------------------------------------------------------------

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

4. The impact of a $25/oz. reduction in the long-term gold price to $275/oz. would result in an estimated 8% decrease in reserve gold ounces. Alternately, the impact of a $25/oz. rise in the long-term gold price to $325/oz. results in an estimated 6% increase in reserve gold ounces.

3.    VALUATION AND QUALIFYING ACCOUNTS

Site restoration costs: Estimated costs of site restoration are expensed and accrued over the estimated life of each property on a unit of production basis. Details of the site restoration accrual are as follows:

                                       Balance                                                  Balance
                                     December 31,       Annual              Cash              December 31,
                                         2000           expense         expenditures             2001
                                    ---------------    -----------     ---------------     -----------------
Site restoration cost accruals               $33.6           $1.4              $(2.4)                $32.6
                                    ===============    ===========     ===============     =================

            Item 9. Changes In and Disagreements With Accountants On
                      Accounting and Financial Disclosure

                                      NONE

                                    PART III

           Item 10. Directors and Executive Officers of the Registrant

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

JOHN A. BROUGH has served as a director of the Company since June 1998. Mr. Brough has been Executive Vice-President of Wittington Investments Limited and President of Torwest Inc. since February 1998, prior to which he was Executive Vice-President and Chief Financial Officer of iStar Internet Inc. From February 1996 to February 1998, Mr. Brough was Senior Vice-President and Chief Financial Officer of Markborough Properties Inc. Mr. Brough has been a director of Kinross, the corporate parent of the Company, since January 1994. Mr. Brough is a director of Torwest Inc. and Windsor Properties Inc. Mr. Brough resides in Vero Beach, Florida.

ARTHUR H. DITTO has served as a director of the Company since June 1998. Mr. Ditto has been the President and Chief Operating Officer of Kinross, the corporate parent of the Company, since May 1993. Mr. Ditto is also a director of E-Crete Products, Inc. and Montana Tech Foundation. Mr. Ditto resides in North York, Ontario.

MR. CAMERON A. MINGAY has served as a director of the Company since March 2001. Mr. Mingay has been a partner of Cassels, Brock and Blackwell LLP since June, 1999. Mr. Mingay has been a director of Kinross Gold Corporation, the corporate parent of the Company, since January, 2001. Mr. Mingay resides in Toronto, Ontario.

JOHN M.H. HUXLEY has served as a director of the Company since June 1998. Mr. Huxley has been a Principal of Algonquin Power Corporation Inc. since January 1990. Mr. Huxley has been a director of Kinross, the corporate parent of the Company, since May 1993. Mr. Huxley resides in Toronto, Ontario.

BRIAN W. PENNY has served as a director of the Company since June 1998. Mr. Penny has been the Vice-President, Finance and Chief Financial Officer of Kinross, the corporate parent of the Company, since May 1993. Mr. Penny resides in Markham, Ontario.

EXECUTIVE OFFICERS

Subsequent to the merger with Kinross, the corporate parent of the Company on June 1, 1998, the following officers were appointed for an indefinite term.

The names, ages and position of all executive officers of the Company are as follows:

                 NAME             AGE          OFFICE
        ----------------------  --------  ------------------

        Arthur H. Ditto           60          President
        John W. Ivany             58          Vice President
        Brian W. Penny            39          Treasurer
        Shelley M. Riley          45          Secretary


ARTHUR H. DITTO has been the President of the Company since June 1998. Since May 1993, Mr. Ditto has been the President and Chief Operating Officer of Kinross, the corporate parent of the Company. Prior to joining Kinross, Mr. Ditto was the President and Chief Executive Officer of Plexus Resources Corporation. Mr. Ditto is also a director of E-Crete Products, Inc. and Montana Tech Foundation.

JOHN W. IVANY has been Vice President of the Company since March 2001. Mr. Ivany also served as a director of the Company from June 1998 to March 2001. Mr Ivany has been Executive Vice President of Kinross, the corporate parent of the Company, since July 1995. Mr. Ivany resides in Toronto, Ontario.

BRIAN W. PENNY has been the Treasurer of the Company since June 1998. Since May 1993, Mr. Penny has been the Vice-President, Finance and Chief Financial Officer of Kinross, the corporate parent of the Company.

SHELLEY M. RILEY has been the Secretary of the Company since June 1998. Since June 1993, Ms. Riley has been the Corporate Secretary of Kinross, the corporate parent of the Company.


                         Item 11. Executive Compensation

The Board of Directors of the Company receives no compensation for acting as directors of the Company. Each of the directors, other than Mr. Penny, is also a director of Kinross, which pays each Kinross director who is not a salaried employee of Kinross, Cdn. $15,000 per annum for his services as a director. Directors of Kinross are also entitled to a fee of Cdn. $1,250 for attendance at meetings of the Board of Directors of Kinross. In addition, directors are reimbursed for their expenses. Additionally, members of Kinross' Audit Compensation, Corporate Governance, and Environmental Committees receive a fee of Cdn. $1,250 per meeting and the Chairman of each of these committees receives Cdn. $2,000 for acting in this capacity.

Each Kinross director who is not a salaried employee of Kinross also receives stock options under Kinross Stock Option Plan, the number of such options being determined by the Board of Directors of Kinross. During the year ended December 31, 2001, there were no options issued to the directors of Kinross. The compensation of directors by Kinross is for the services rendered to Kinross and its subsidiaries, including the Company.

EXECUTIVE COMPENSATION

The Company does not compensate its executive officers. Each of the officers of the Company is also an officer of Kinross, the ultimate corporate parent of the Company. The compensation of each of these individuals is set by Kinross and is paid for all services rendered to Kinross and its subsidiaries, including the Company.

The following table sets forth all annual and long-term compensation for services in all capacities paid by Kinross, the corporate parent, for the three fiscal years ended December 31, 2001, in respect of each of the individuals who were, at December 31, 2001, the Company's Chief Executive Officer and the senior executive officers whose total salary exceeded Cdn. $100,000 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

         ANNUAL COMPENSATION LONG-TERM COMPENSATION AWARDS
         -------------------------------------------------

                                                                  SECURITIES
NAME AND PRINCIPAL                                    RESTRICTED  UNDERLYING
------------------        FISCAL                      STOCK       OPTIONS/     ALL OTHER
POSITION                  YEAR     SALARY    BONUS    AWARDS      SARS (#)     COMPENSATION
--------                  ------------------------------------------------------------------
Arthur H. Ditto           2001     228,421   32,900   --          125,000      23,398
President                 2000     232,183   --       --          435,000      43,380
                          1999     232,164   92,160   --          250,000      44,457

John W. Ivany             2001     193,680   64,560   --           80,000      22,055
Vice President            2000     185,135       --   --          280,000      21,933
                          1999     185,098   57,212   --          250,000      20,584

Brian W. Penny            2001     159,592   47,904   --          70,000       30,613(1)
Treasurer                 2000     161,573   16,830   28,000      110,000      13,775
                          1999     161,540   29,616   --          100,000      15,186

Robert W. Schafer         2001     129,669   19,432   --          70,000       15,688
Vice President            2000     131,273   12,118   10,000      125,000      12,676
                          1999     131,251   22,885   --          75,000       12,305

(1) included in all other compensation is the value of the common stock received under the restricted share rights granted in 2000.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

The Company does not grant options to purchase its equity securities to employees or directors.

The following table sets forth stock options granted by Kinross under its Stock Option Plan during the year ended December 31, 2001, to the Named Executive Officers of the Company. The options are to acquire Kinross common stock and are exercisable with respect to Mr. Ditto 33 1/3% on each of the first, second and third anniversary of the date of grant and 50% on the first and second anniversary of the date of grant with respect to Messrs. Ivany, Penny and Schafer. The exercise price is the market value, determined in accordance with Kinross' Stock Option Plan, of the Kinross common stock as of the date of grant.

OPTION GRANTS IN LAST FISCAL YEAR

                                                Average           Market Value
                                                Exercise Price    on Grant          Date of
Name                  Number        %           (Cdn.$/Share)     (Cdn. $/Share)    Expiry
--------------------  ------------  ----------  ----------------  ----------------  -------------
Arthur H. Ditto       125,000       8.77%       $1.53             $1.53             20/09/06

John W. Ivany          80,000       5.61%       $1.53             $1.53             20/09/06

Brian W. Penny         70,000       4.91%       $1.53             $1.53             20/09/06

Robert W. Schafer      70,000       4.91%       $1.53             $1.53             20/09/06

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

There are no outstanding options or other rights to acquire equity stock of the Company.

The following table sets forth details of options, to acquire Kinross common stock that were exercised during the year ended December 31, 2001, and that are held as of December 31, 2001, by each of the Named Executive Officers, including the fiscal year end value of unexercised options on an aggregate basis.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR END OPTION VALUES

                      Common                                                         Value of Unexercised
                      Shares                              Unexercised at Fiscal      In-the-Money Options
                      Acquired        Aggregate Value     Year End                   at Fiscal Year End ($)(2)
Name                  on Exercise     Realized($)(1)      Exercisable/Unexercisable  Exercisable/Unexercisable
-------------------   --------------  ------------------- -------------------------  -------------------------
Arthur H. Ditto       --              --                  1,151,666/208,334          39,150/0

John W. Ivany         --              --                  646,666/163,334            25,000/0

Brian W. Penny        --              --                  376,667/103,333            9,900/0

Robert W. Schafer     --              --                  375,000/95,000             11,250/0

----------
(1) Calculated using the closing price for a board lot of Common Shares of Kinross on the Toronto Stock Exchange.
(2) Value of unexercised-in-the-money options calculated using the closing price of Cdn. $1.19 of the Common Shares of Kinross on the Toronto Stock Exchange on December 31, 2001, less the exercise price of in-the-money stock options.

PENSION PLANS

CANADA. In 1997, Kinross, the corporate parent of the Company, established a deferred profit sharing plan and a registered retirement savings plan covering all of the Canadian non-unionized employees of Kinross and its subsidiaries. The deferred profit sharing plan provides for basic contributions by Kinross (which cannot be less than 4% of the member's compensation). In addition, there is an annual profit sharing contribution based on Kinross' financial performance. Kinross contributed an aggregate of $34,866.76 to the deferred profit sharing plan on behalf of the Named Executive Officers of the Company during the year ended December 31, 2001.

The registered retirement savings plan is available to all non-unionized Canadian employees and allows for the minimum contribution of Cdn. $60 per month with Kinross matching 100% of this amount with any additional contributions being matched by 50% up to a maximum of Cdn. $30. Kinross contributed $2,091.25 to the registered retirement savings plan on behalf of each of Messrs. Ditto, Schafer, and Penny during the year ended December 31, 2001.

UNITED STATES. Kinross' subsidiary, Kinross Gold U.S.A., Inc., has various pension plans in which one executive officer is eligible to participate. Kinross is required to make certain contributions to the pension plans on behalf of Arthur H. Ditto.

Employees are allowed to make contributions to the 401(k) Savings Plan from salary deductions each year subject to certain limitations. Kinross has in past years made matching contributions of 50% of each employee's contributions, but subject to a maximum contribution of 3% of the employee's annual compensation. Employees are always fully vested in their own salary deferral contributions and become fully vested (in 33-1/3% increments) in any contribution by Kinross after three years. Participants are allowed to direct the investment of their account within a group of designated investment funds. Kinross contributed $4,576 to the 401(k) Savings Plan on behalf of Arthur H. Ditto during the year ended December 31, 2001.

Kinross established a defined contribution money purchase plan (the "Money Purchase Plan") in which substantially all of the employees in the United States participate. The Money Purchase Plan is funded entirely by Kinross. Kinross contributed 5% of the employees' annual wages to this plan. Kinross is required to make contributions to this plan such that no unfunded pension benefit obligations exist. Participants are allowed to direct the investment of the pension plan account balances. Kinross contributed $8,676 to the Money
Purchase Plan on behalf of Arthur H. Ditto during the year ended December 31, 2001.

EMPLOYMENT CONTRACTS

Kinross has entered into a severance agreement with each of the Named Executive Officers. Each of the severance agreements provides for a severance payment equal to 2 (in the case of Messrs. Schafer and Penny) or 2.5 (in the case of Mr. Ditto multiplied by the sum of the Named Executive Officer's annual compensation (annual base salary and benefits) and target bonus. In the case of Mr. Ditto, the severance payment is paid to the Named Executive Officer following a change of control of Kinross, at the option of the Named Executive Officer. In the case of Messrs. Ivany, Schafer, and Penny, the severance is paid to the Named Executive Officer if a triggering event occurs following a change of control. A triggering event includes: (i) an adverse change in the employment terms of the executive; (ii) a diminution of the title of the executive; (iii) a change in the person to whom the executive reports (subject to certain exceptions); and
(iv) a change in the location at which the executive is required to work (subject to certain exceptions). The severance amount is payable at the option of Messrs. Ivany, Schafer and Penny provided the exercise of such option occurs within 18 months following the change of control and within 6 months of the triggering event.

Other than as described above, Kinross (and its subsidiaries) have no employment contracts in place with the Named Executive Officers and no compensatory plans or arrangements with respect to the Named Executive Officers that results or will result from the resignation, retirement, or any other termination of employment of such officers' employment with Kinross (and its subsidiaries), from a change of control of Kinross (and its subsidiaries) or a change in the Named Executive Officers' responsibilities following a change of control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company presently does not have a Compensation Committee.


BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION

The Securities and Exchange Commission's ("SEC") rules addressing disclosure of executive compensation in Annual Reports on Form 10-K require the compensation committee of the board of directors of the Company to include in this Annual Report on Form 10-K a report from such committee addressing, with respect to the most recently completed fiscal year, (a) the Company's policies regarding executive compensation generally, (b) the factors and criteria considered in setting the compensation of each of the Company's Chief Executive Officer during such fiscal year, Arthur H. Ditto, and (c) any relationship between such compensation and the Company's performance, or where no compensation committee of the board of directors exists, as has been the case with the Company since June 1, 1999, the rules require that such report come from the entire board of directors.

Prior to June 1, 1998, the Company's executive compensation program was administered by the Compensation Committee of the Board of Directors, which was responsible for establishing the policies governing the Company's compensation program and the amount of compensation for each of the Company's independent directors and had oversight responsibility for all executive compensation and executive benefit programs of the Company.

CURRENT POLICY

As of June 1, 1998, the Company ceased paying all forms of compensation and reimbursement of compensation paid by third parties, including the accrual of benefits and the granting of awards under employee benefit plans maintained by the Company, to its executive officers, including the Company's Chief Executive Officer. The compensation of the Company's officers is fixed by its corporate parent, Kinross, and is paid to the officers by Kinross for all services they render to Kinross and its subsidiaries, including those services rendered to the Company. The Board of Directors does not currently anticipate a change in this policy.

Respectfully submitted,

JOHN A. BROUGH
ARTHUR H. DITTO
JOHN M.H. HUXLEY
CAMERON A. MINGAY
BRIAN W. PENNY

     Item 12. Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2001, the following table sets forth the amount of all equity securities of the Company that are beneficially owned by each director of the Company, each of the executive officers named in the Summary Compensation Table above, and all directors and executive officers of the Company as a group. The table segregates shares held from those beneficially owned through ownership of options to purchase shares of Common Stock. A person is considered to "beneficially own" any shares (i) over which such person exercises sole or shared voting or investment power or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (e.g., through the exercise of stock options). Unless otherwise indicated, each person has sole voting and investment power with respect to the shares set forth opposite his or her name.


                                          NUMBER OF SHARES       NUMBER OF SHARES
                                          OF THE COMPANY         OF THE COMPANY
            DIRECTORS                     COMMON STOCK(1)(2)     SERIES B PREFERRED STOCK
            ----------------------------  ---------------------  -------------------------

            Arthur H. Ditto               NIL                    NIL
            Brian W. Penny                NIL                    NIL
            John M.H. Huxley              NIL                    NIL
            Cameron A. Mingay             NIL                    NIL
            John A. Brough                NIL                    NIL

            NAMED EXECUTIVE OFFICERS

            Arthur H. Ditto               NIL                    NIL
            John W. Ivany                 NIL                    NIL
            Robert W. Schafer             NIL                    NIL
            Brian W. Penny                NIL                    NIL
            All directors, executive
            officers as a group (7        NIL                    NIL
            persons)(1)

All are directors or officers of Kinross Gold Corporation whose subsidiary, Kinross Gold U.S.A. Inc. holds 100% of the 92,213,988 outstanding common shares of the Company and 1,598,392 of the Company's 1,840,000 Series B Preferred Shares.


            Item 13. Security Ownership of Certain Beneficial Owners

As of December 31, 2001, the following is, to the knowledge of the Company, the only person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is a beneficial owner of more than five percent of the stock of the Company registered under the Securities Exchange Act of 1934, as amended, and publicly traded, which is the $3.75 Series B Convertible Preferred Stock:

                  NAME AND ADDRESS                  AMOUNT AND NATURE           PERCENT
TITLE OF CLASS    OF BENEFICIAL OWNER               OF BENEFICIAL OWNERSHIP     OF CLASS
----------------  --------------------------------- --------------------------  --------------
Preferred         Kinross Gold U.S.A., Inc.         945,400                     51.4%
                  802 E. Winchester, Suite 100,
                  Murray, UT  84107

    Item 14. Exhibits, Financial Statement Schedules and Reports On Form 8-K


(a)   The following documents are filed as a part of this report:

                                                                                         10-K PAGE
          1. Financial Statements

               Report of Management                                                       29
               Independent Auditors Report - Deloitte & Touche LLP                        30
               Report of Independent Accountants - Pricewaterhouse Coopers                31
               Consolidated Statements of Operations for
                 each of the three years in the period ended
                 December 31, 2001                                                        32
               Consolidated Balance Sheets at December 31, 2001
                 and 2000                                                                 33
               Consolidated Statements of Cash Flows for each of the three years in the
                 period ended December 31, 2001                                           34
               Consolidated Statements of Shareholders' Equity for each of the three
                 years in the period ended December 31, 2001                              35
               Consolidated Statements of Comprehensive Loss for each of the three
                 years in the period ended December 31, 2001                              36
               Notes to Consolidated Financial Statements                                 37 -54

2. Financial Statement Schedules

Financial statement schedules are not included in this Annual Report on Form 10-K because they are not applicable.

3. Exhibits

     3.1 Certificate of Incorporation, dated May 29, 2001, and filed with the Secretary of State of the State of Nevada on May 30, 2001.*
     3.2        By-Laws, dated and adopted May 17, 2001.*
    10.1 The Company's 1992 Stock Option Plan, filed as Exhibit A to the Company's Proxy Statement for the 1993 Annual Meeting of Stockholders and incorporated herein by reference. First Amendment to the Kinam Gold Inc. 1992 Stock Option Plan, filed as Exhibit (10)(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.
    10.2 Loan Agreement, dated as of May 1, 1997, between Alaska Development Export Authority and Fairbanks Gold Mining, Inc.; Reimbursement Agreement, dated as of May 1, 1997, between Fairbanks Gold Mining, Inc. And Union Bank of Switzerland, New York Branch; Guaranty, dated May 22, 1997, of Cyprus Amax in favor of Union Bank of Switzerland, New York Branch; and Reimbursement Agreement, dated May 22, 1997, of the Company in favor of Cyprus Amax, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.
    10.3 Loan Agreement, dated as of June 30, 1995, between Omolon and European Bank for Reconstruction and Development ("EBRD"); Amendment Agreement to Loan Agreement, dated November 7, 1995, between Omolon and EBRD, amending the Loan Agreement dated
                June 30, 1995 between Omolon and EBRD; Second Amendment Agreement to Loan Agreement, dated April 22, 1996, between Omolon and EBRD, amending the Loan Agreement dated June 30, 1995 between Omolon and EBRD; and Third Amendment to Loan Agreement, dated November 20, 1996, between Omolon and EBRD, amending the Loan Agreement dated as of June 30, 1995 between Omolon and EBRD, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.
    10.4 Fourth Amendment to Loan Agreement, dated November 6, 2001 between Omolon and EBRD amending the Loan Agreement dated as of June 30, 1995 between Omolon and EBRD.*
    10.5 Credit Agreement, dated as of March 8, 2000 between The Bank of Nova Scotia as Administrative Agent, and the

                Bank of Nova Scotia and other financial institutions as
                Lenders, and Kinross Gold Corporation, Kinross Gold U.S.A., Inc.
                and Fairbanks Gold Mining, Inc. as Borrowers; First Amending
                Agreement to Credit Agreement dated March 8, 2000 amending the
                Credit Agreement dated March 8, 2000 between The Bank of Nova
                Scotia as Administrative Agent, and the Bank of Nova Scotia and
                other financial institutions as Lenders, and Kinross Gold
                Corporation, Kinross Gold U.S.A., Inc. and Fairbanks Gold
                Mining, Inc. as Borrowers; and Second Amending Agreement dated
                February 7, 2001 amending the Credit Agreement dated March 8,
                2000 between The Bank of Nova Scotia as Administrative Agent, and the Bank of Nova Scotia and other financial institutions as
                Lenders, and Kinross Gold Corporation, Kinross Gold U.S.A., Inc.
                and Fairbanks Gold Mining, Inc. as Borrowers. Filed as Exhibit
                10.9 to the Company's Annual Report on Form 10K for the year ended December 31, 2000 and incorporated herein by reference.
    10.6        Consent of the Directors of Kinam Gold Inc. to acquire all of the outstanding common shares of La Teko Resources Inc. from
                Kinross effective January 1, 2001.
    21          Subsidiaries of the Company.*
    23.1        Consent of Deloitte & Touche LLP*
    23.2        Consent of PricewaterhouseCoopers*

*Filed herewith
(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the fourth quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               KINAM GOLD INC.

Date:  April 1, 2002                           By /s/   Arthur H. Ditto
                                                 -------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 1, 2002.


/s/ Arthur H. Ditto                                         President
-----------------------------------
Arthur H. Ditto


/s/ Robert W. Schafer                                       Vice President
-----------------------------------
Robert W. Schafer


/s/ Brian W. Penny                                          Treasurer
-----------------------------------
Brian W. Penny


/s/ Shelley M. Riley                                        Secretary
-----------------------------------
Shelley M. Riley


/s/ John A. Brough                                          Director
-----------------------------------
John A. Brough


/s/ John M.H. Huxley                                        Director
-----------------------------------
John M.H. Huxley


/s/ John W. Ivany                                           Vice President
-----------------------------------
John W. Ivany


/s/ Cam Mingay                                              Director
-----------------------------------
Cam Mingay